Form 10QSB
period 1995-09-30
FORTUNE PETROLEUM CORP
filed 1995-11-08
CIK 38242

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

/x/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

                          COMMISSION FILE NO. 1-12334

                         FORTUNE PETROLEUM CORPORATION
             (Exact Name of Registrant as specified in its charter)

                       Delaware                                   95-4114732
            (State or other jurisdiction of                    (I.R.S. Employer
            incorporation or organization)                   Identification No.)

30101 Agoura Court, Suite 110 Agoura Hills, California              91301
       (Address of Principal Executive Offices)                   (Zip Code)

                                 (818) 991-0526
                           Issuer's telephone number

                                      N/A
             (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  x      No
                                                               ---        ---

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                      9,381,854 as of September 30, 1995

                         FORTUNE PETROLEUM CORPORATION
                                 BALANCE SHEETS

                                     ASSETS


                                                                         (Unaudited)                 (Audited)
                                                                        September 30,               December 31,
                                                                        -------------               -----------
                                                                             1995                      1994
                                                                             ----                      ----
CURRENT ASSETS:
  Cash and cash equivalents                                              $ 2,670,000                $   398,000
  Accounts receivable                                                        591,000                    550,000
  Prepaid expenses and oil inventory                                         170,000                    114,000
                                                                         -----------                -----------
Total Current Assets                                                       3,431,000                  1,062,000
                                                                         -----------                -----------
PROPERTY AND EQUIPMENT (Note 1):
  Oil and gas properties, accounted for
    using the successful efforts method                                   22,264,000                 17,912,000
  Automotive, office and other                                               336,000                    330,000
                                                                         -----------                -----------
                                                                          22,600,000                 18,242,000
  Less--accumulated depletion, depreciation
      and amortization                                                    (9,100,000)                (8,253,000)
                                                                         -----------                -----------
                                                                          13,500,000                  9,989,000
                                                                         -----------                -----------
OTHER ASSETS:
  Materials, supplies and other deferred charges                             551,000                    270,000
  Deferred credit facility costs (net of accumulated
    amortization of $86,000 and $39,000)                                      67,000                    114,000
  Bond issuance costs (net of accumulated
    amortization of $166,000 and $122,000)(Note 4)                           123,000                    167,000
  Restricted cash (Note 2)                                                 2,373,000                       -
                                                                         -----------                -----------
                                                                           3,114,000                    550,000
                                                                         -----------                -----------
TOTAL ASSETS                                                             $20,045,000                $11,601,000
                                                                         ===========                ===========

                                                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                      ------------------------------------
                                                                        September 30,               December 31,
                                                                        -------------               -----------
                                                                             1995                      1994
                                                                             ----                      ----
CURRENT LIABILITIES:
  Current portion of long term debt (Note 4)                             $ 3,608,000                 $4,688,000
  Accounts payable                                                           204,000                    393,000
  Accrued expenses                                                           129,000                     78,000
  Executive severance payable                                                   -                        96,000
  Royalties and working interests payable                                     72,000                     53,000
  Accrued interest                                                            76,000                    130,000
  Notes payable to officers, directors and shareholders                      550,000                    200,000
                                                                         -----------                -----------
    Total Current Liabilities                                              4,639,000                  5,638,000
NOTES PAYABLE TO OFFICERS, DIRECTORS AND SHAREHOLDERS                           -                       550,000
LONG-TERM DEBT, NET OF CURRENT PORTION (Note 4)                            1,687,000                  1,685,000
EXECUTIVE SEVERANCE PAYABLE                                                     -                        63,000

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value:
    Authorized--2,000,000 shares
    Issued and outstanding--None                                                -                          -
  Common stock, $.01 par value (Note 1):
    Authorized--40,000,000 shares
    Issued and outstanding--9,381,854 and
    2,644,032 shares at September 30, 1995 and
    December 31, 1994, respectively                                           94,000                     26,000
  Capital in excess of par value                                          22,853,000                 11,253,000
  Accumulated deficit                                                     (9,228,000)                (7,614,000)
                                                                         -----------                -----------
NET STOCKHOLDERS' EQUITY                                                  13,719,000                  3,665,000
                                                                         -----------                -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $20,045,000                $11,601,000
                                                                         ===========                ===========


See accompanying notes to financial statements.

                         FORTUNE PETROLEUM CORPORATION
                            STATEMENTS OF OPERATIONS


                                                                                       (Unaudited)
                                                                                For the nine months ended
                                                                       --------------------------------------------
                                                                       September 30, 1995        September 30, 1994
                                                                       ------------------        ------------------
REVENUES:
Sales of oil and gas, net of royalties                                     $2,030,000                $2,553,000
Other income                                                                  153,000                    44,000
                                                                           ----------                ----------
                                                                            2,183,000                 2,597,000
DIRECT PRODUCTION EXPENSES                                                  1,037,000                   812,000
                                                                           ----------                ----------
REVENUES IN EXCESS OF DIRECT PRODUCTION EXPENSES                            1,146,000                 1,785,000
                                                                           ----------                ----------

OPERATING EXPENSES
  Provision for depletion, depreciation
    and amortization expenses                                                 989,000                 1,396,000
  Geological and geophysical costs                                            355,000                      -
  General and administrative expenses                                         855,000                   911,000
  Abandoned leasehold costs                                                    28,000                    34,000
  Dry hole costs                                                                 -                      115,000
  Interest expense                                                            533,000                   301,000
                                                                           ----------                ----------
                                                                            2,760,000                 2,757,000
                                                                           ----------                ----------

LOSS BEFORE PROVISION FOR INCOME TAXES                                     (1,614,000)                 (972,000)
PROVISION FOR INCOME TAXES                                                       -                         -
                                                                           ----------                ----------
NET LOSS                                                                   (1,614,000)                 (972,000)
                                                                           ==========                ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                        5,432,712                 2,637,055
                                                                           ==========                ==========
NET LOSS PER COMMON SHARE (Note 8)                                         $    (0.30)               $    (0.37)
                                                                           ==========                ==========


See accompanying notes to financial statements

                         FORTUNE PETROLEUM CORPORATION
                            STATEMENTS OF OPERATIONS


                                                                                 (Unaudited)
                                                                          For the three months ended
                                                                  -------------------------------------------
                                                                  September 30, 1995       September 30, 1994
                                                                  ------------------       ------------------
REVENUES:
Sales of oil and gas, net of royalties                                $  675,000               $  840,000
Other income                                                              74,000                   14,000
                                                                      ----------               ----------
                                                                         749,000                  854,000
DIRECT PRODUCTION EXPENSES                                               399,000                  318,000
                                                                      ----------               ----------
REVENUES IN EXCESS OF DIRECT PRODUCTION EXPENSES                         350,000                  536,000
                                                                      ----------               ----------

OPERATING EXPENSES:
  Provision for depletion, depreciation
    and amortization expenses                                            321,000                  444,000
  Geological and geophysical costs                                       355,000                     -
  General and administrative expenses                                    278,000                  255,000
  Abandoned leasehold costs                                                5,000                     -
  Dry hole costs                                                            -                        -
  Interest expense                                                       155,000                  145,000
                                                                      ----------               ----------
                                                                       1,114,000                  844,000
                                                                      ----------               ----------
LOSS BEFORE PROVISION FOR INCOME TAXES                                  (764,000)                (308,000)
PROVISION FOR INCOME TAXES                                                  -                        -
                                                                      ----------               ----------
NET LOSS                                                              $ (764,000)              $ (308,000)
                                                                      ==========               ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                   9,270,431                2,637,055
                                                                      ==========               ==========
NET LOSS PER COMMON SHARE (Note 8)                                    $    (0.08)              $    (0.12)
                                                                      ==========               ==========


See accompanying notes to financial statements

                         FORTUNE PETROLEUM CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 1994
                  AND THE NINE MONTHS ENDED SEPTEMBER 30, 1995


                                              Common Stock               Capital in
                                         Shares                          Excess of        Accumulated
                                        (Note A)         Amount          Par Value          Deficit              Net
                                        --------         ------          ---------        -----------         ----------
BALANCE,  January 1, 1994               2,633,471        $26,000        $11,258,000       $(4,671,000)        $6,613,000
                                        =========        =======        ===========       ===========         ==========
Common stock returned to treasury
  (Note 1)                                    (80)          -                (2,000)             -                (2,000)
Adjustment to proceeds for
  1993 Public Offering                       -              -               (29,000)             -               (29,000)
Common stock issued for
  exercise of stock options                 4,688           -                12,000              -                12,000
Common stock issued for
  directors' fees                           5,953           -                14,000              -                14,000
Net loss                                     -              -                  -           (2,943,000)        (2,943,000)
                                        ---------        -------        -----------       -----------         ----------
BALANCE, December 31, 1994              2,644,032        $26,000        $11,253,000       $(7,614,000)        $3,665,000
                                        =========        =======        ===========       ===========         ==========
Common stock returned to
  treasury (Note 1)                            (8)          -                  -                 -                  -
Common stock issued for
  public offerings (Note 6)             5,248,000         52,000          8,490,000              -             8,542,000
Common stock issued for
  merger (Note 3)                       1,200,000         12,000          2,480,000              -             2,492,000
Common stock and warrants issued for
  pre-payment of investment
  banking services                        100,000          2,000            263,000              -               265,000
Common Stock issued for
  conversion of debt (Note 6)             106,667          2,000            198,000              -               200,000
Common stock issued or
  issuable for exercise
  of stock options                         70,766           -               140,000              -               140,000
Common stock issued or
  issuable for directors' fees             12,397           -                29,000              -                29,000
Net loss                                     -              -                  -           (1,614,000)        (1,614,000)
                                        ---------        -------        -----------       -----------        -----------
BALANCE, September 30, 1995             9,381,854        $94,000        $22,853,000       $(9,228,000)       $13,719,000
                                        =========        =======        ===========       ===========        ===========


See accompanying notes to financial statements

                         FORTUNE PETROLEUM CORPORATION
                            STATEMENT OF CASH FLOWS


                                                                                                  (Unaudited)
                                                                                           For the nine months ended
                                                                                   September 30, 1995      September 30, 1994
                                                                                   ------------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                             $(1,614,000)           $  (972,000)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
  Common stock issued for directors' fees,
    compensation and consulting fees                                                        29,000                 14,000
  Depletion, Depreciation and amortization                                                 989,000              1,396,000
  Loss on abandonment                                                                       28,000                   -
  Provision for executive severance                                                        (17,000)               225,000
  Financing costs incurred by LEX prior to
    acquisition/merger                                                                     150,000                   -
  Changes in assets and liabilities:
    Accounts receivable                                                                    (41,000)               (50,000)
    Prepaids and oil inventory                                                             (56,000)               (87,000)
    Notes receivable                                                                        11,000                 38,000
    Accounts payable and accrued expenses                                                 (138,000)              (126,000)
    Payment on executive severance                                                         (91,000)               (38,000)
    Royalties and working interest payable                                                  19,000                  4,000
    Accrued interest                                                                       (54,000)               (20,000)
    Other assets                                                                           (28,000)              (178,000)
                                                                                       -----------            -----------
  Net cash provided by (used in) operating activities                                     (813,000)               206,000
                                                                                       -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditure for oil and gas properties                                                (1,937,000)            (3,331,000)
  Expenditures to abandon properties                                                         -                       -
  Restricted cash invested                                                              (2,373,000)                  -
  Expenditures for other property and equipment                                             (6,000)               (33,000)
                                                                                       -----------            -----------
  Net cash used in investing activities                                                 (4,316,000)            (3,364,000)
                                                                                       -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long term debt                                                    -                 4,490,000
  Repayment of long term debt                                                           (1,078,000)            (1,311,000)
  Proceeds from issuance of common stock                                                 8,869,000                 12,000
  Expenditures for offering costs                                                         (390,000)               (29,000)
                                                                                       -----------            -----------
  Net cash provided by financing activities                                              7,401,000              3,162,000
                                                                                       -----------            -----------
  Net increase (decrease) in cash                                                        2,272,000                  4,000
                                                                                       -----------            -----------
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD                                               398,000                109,000
                                                                                       -----------            -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                 2,670,000            $   113,000
                                                                                       ===========            ===========
Supplemental information:
Interest paid                                                                          $   587,000            $   301,000
                                                                                       ===========            ===========
Supplemental disclosure of significant
  non cash transactions:
  Common stock issued or issuable as directors' fees                                  $     29,000            $    14,000
  Common stock issued for payment of executive severance                              $     43,000            $      -
  Common stock issued to acquire LEX                                                  $  2,492,000            $      -
  Common stock and warrants issued for payment of investment banking fees             $    265,000            $      -
  Common stock issued for conversion of debt                                          $    200,000            $      -


See accompanying notes to financial statements

                         FORTUNE PETROLEUM CORPORATION
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 1995

(1) LINE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND
    PROCEDURE

    The condensed financial statements at September 30, 1995, and for the three months and nine months then ended included herein have been prepared by the Company, without audit, pursuant to the Rules and Regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such Rules and Regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB.
In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Fortune Petroleum Corporation as of September 30, 1995 and December 31, 1994 and the results of its operations for the three months and nine months ended September 30, 1995 and September 30, 1994 and the cash flows for the nine month periods ended September 30, 1995 and September 30, 1994. The results of the operations for such interim periods are not necessarily indicative of the results for the full year.

    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 121 is effective for fiscal years beginning after December 15, 1995. The Company plans to adopt SFAS 121 on January 1, 1996. The Company is in the process of analyzing the impact of SFAS 121 on its financial statements and, at this time has not determined the impact, however it is expected to result in an additional impairment upon adoption.


(2) RESTRICTED CASH

    Under the terms of the Company's exploration agreement with Zydeco Exploration, Inc. Fortune Petroleum Corporation had contributed $4,050,000 in cash as of September 30, 1995 for its share of a predetermined lease acquisition, seismic acquisition and seismic processing cost budget. At September 30, 1995, approximately $1,677,000 of that budget had been expended leaving $2,373,000 of restricted cash available for future budgeted expenditures. The Company has signature authority on the bank account containing these funds, is the recipient of interest from the bank account and must jointly approve expenditures from the account.


(3) ACQUISITION OF ASSETS AND MERGER

    On May 12, 1995 the Company acquired Lagniappe Exploration Inc. ("LEX") and its interest in an exploration agreement with Zydeco Exploration, Inc. to explore for oil and gas in the Gulf Coast area of the United States principally in Louisiana and offshore state and federal leases. The Company acquired all of the issued and outstanding equity securities of LEX in exchange for 1.2 million shares of Fortune Petroleum common stock and 1.2 million warrants. The acquisition has been recorded using the purchase method of accounting effective May 12, 1995. Upon acquisition, LEX became a wholly-owned subsidiary of the Company. The market value of the shares, when issued, was $2,572,000. Prior to the Company's acquisition, LEX did not have day-to-day operations, the only material asset was it right to participate in the Zydeco 3D Venture. Unaudited pro forma net loss per common share would have been $.27 for the nine months ended September 31, 1995, and $.08 and $.25 for the three and nine months ended September 31, 1994, assuming the acquisition occurred as of the beginning of the respective periods. Due to LEX's lack of day-to-day operations, there would have been no other impact on the Company's reported operating results on a pro forma basis.

(4) LONG TERM DEBT

    At September 30, 1995 a summary of long-term debt is as follows:

                                                                       September 30                     December 31,
                                                                           1995                             1994
                                                                           ----                             ----
Convertible Subordinated Debentures of $1,725,000 (net of
  discount of $61,000 and $72,000) due December 31, 1997,
  including interest of 10-1/2% per annum paid semi-annually            $1,664,000                      $1,653,000
Bank One credit facility due July 1, 1996 including interest
  at 1-1/2% over Bank One, Texas, NA's prime rate payable monthly        3,600,000                       4,680,000
Other debt with interest ranging from 0% to 9-1/4% per annum
  due through 1998                                                      $   31,000                      $   40,000
                                                                        ----------                      ----------
  Total long-term debt                                                   5,295,000                       6,373,000
  Less current installments                                              3,608,000                       4,688,000
                                                                        ----------                      ----------
  Long-term debt, excluding current installments                        $1,687,000                      $1,685,000
                                                                        ==========                      ==========

    The 10-1/2% Convertible Subordinated Debentures due December 31, 1997 bear an effective interest rate of 12.13% and are convertible into shares of the Company's common stock, after April 1, 1994, at a conversion price of $6.32 per share or 158 shares per $1,000 Debenture. Therefore, if all $1,725,000 were converted the number of the Company's common shares then outstanding would increase by 272,981 shares.

    The Company has a $10,000,000 credit facility with Bank One, Texas, N.A. under which it has the ability to borrow amounts up to an available borrowing base as defined in the credit agreement. This borrowing base was adjusted to $4,100,000 at April 1, 1995 due to lower natural gas prices. The credit facility contains various financial covenants, is secured by all of the Company's oil and gas properties and currently requires monthly reduction payments of $100,000. At September 30, 1995, the Company was in compliance with its credit facility covenants except its cash flow covenant which the Bank has indicated it will waive.

    The Company's maturities of long-term debt over the next five years are as follows:

                          Year            Long-term debt maturity
                          ----            -----------------------
                          1995                        8,000
                          1996                    3,608,000
                          1997                    1,672,000
                          1998                        7,000
                                                 ----------
                                                 $5,295,000

(5)  INCOME TAX EXPENSE
     No provision for income taxes was required for the three months and nine months ended September 30, 1995.

     At September 30, 1995 deferred taxes consist of the following:

     Deferred tax assets:

     Net operating loss carryforwards                    $2,499,000
     Oil and Gas Properties difference
       in accumulated depletion                           1,633,000
                                                         ----------
                                                          4,132,000
      Less valuation allowance (100%)                     4,132,000
                                                         ----------
      Net deferred taxes                                          0
                                                         ==========

    At September 30, 1995, the Company estimates it had cumulative net operating loss carryforwards for Federal and State income tax purposes of $5,939,000 and $3,299,000, respectively which are subject to certain restrictions under I.R.C. 382 and which are available to offset future Federal and State taxable income, if any, with various expirations through 2010. Also at September 30, 1995 the Company had a basis difference of $3,713,000 for Federal and State purposes which is attributable to write downs of oil and gas properties in 1993 and 1994 for financial statement purposes. The Company is uncertain as to the recoverability of the above deferred tax assets and has therefore applied a 100% valuation allowance.

    The Company has available IRC Section 29 Tax Credits that may be used to reduce or eliminate any corporate taxable income in future years. It is uncertain at this time to what extent the Company will be able to utilize these federal tax credits, as their utilization is dependent upon the amount, if any, of future federal income tax incurred, after application of the Company's net operating loss carryforwards.


(6) OFFERING OF COMMON STOCK AND CONVERSION OF DEBT TO EQUITY

    On June 27, 1995, the Company entered into an Underwriting Agreement with Coleman and Company Securities, Inc. and Starr Securities, Inc., both New York Stock Exchange member firms, as Representatives of the Underwriters to sell 4.1 million shares of the Company's common stock at $2.00 per share. On July 3, 1995, Coleman and Company Securities, Inc., representing several underwriters, advised the Company they were exercising their right to purchase an additional 500,000 shares of common stock of the Company at $2.00 per share under the overallotment terms of the Underwriting Agreement executed on June 27, 1995. The net proceeds of $880,000 from the sale of the overallotment shares were received by the Company on July 7, 1995.

    On July 13, 1995, the Company was advised by the Estate of Jack Farber that it wished to convert the $200,000 Farber Note into unregistered common shares of the Company under the terms of the note. On July 20, 1995 the Estate of Jack Farber was issued 106,667 shares as payment in full. Under the terms of the note, the Company will endeavor to file a Registration Statement to register such shares by December 31, 1995.

    On September 25, 1995, the Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission to register 3,070,252 additional shares of Fortune Petroleum Common Stock underlying: (i) public warrants, as adjusted, issued in connection with the Company's 1993 public Unit Offering; (ii) Representatives' Unit Purchase Warrants issued to representatives of the underwriters in connection with the Unit Offering; and,
(iii) private warrants issued at various times between 1993 and 1995. As of November 7, 1995, the registration statement on Form SB-2 has not been declared effective.

    On September 29, 1995, the Company filed a registration statement with the Commission on Form S-3 to register 1,317,503 shares of Fortune Petroleum Common Stock issued in connection with the Company's acquisition of assets and issued to outside directors in lieu of cash in payment of director fees. As of November 7, 1995, the registration statement on Form S-3 has not been declared effective.


(7)  LEGAL PROCEEDINGS

    There are no pending material legal proceedings involving any of the Company's properties or that involves a claim for damages which exceeds 10% of the Company's current assets.


(8) COMPUTATION OF EARNINGS (LOSS) PER SHARE

    Primary earnings per common share are computed by dividing the Company's net loss by the weighted average number of common and common equivalent shares outstanding. Common equivalent shares are shares which may be issuable upon exercise of outstanding stock options and warrants; however, they are not included in the computation for the three month and nine month periods ended September 30, 1995 and 1994, since their effect would be to reduce the net loss per share.

    Fully diluted earnings per common share are not presented since the conversion of the Company's 10-1/2% Convertible Subordinated Debentures and its publicly traded common stock warrants would have an anti-dilutive effect.

(9) UNAUDITED PRO-FORMA OIL AND GAS PRODUCING ACTIVITIES AND OIL AND GAS COST INFORMATION

    Capitalized costs relating to oil and gas producing activities and related accumulated depletion, depreciation and amortization for the nine month period ended September 30, 1995 were as follows:

Capitalized costs balance at beginning
  of year before accumulated depletion
  depreciation and amortization                            $17,912,000
Property and leasehold acquisition costs                          -
Oil and Gas acquisition                                      3,878,000
Development                                                    476,000
Exploration                                                       -
Less dispositions and transfers (net)                           (2,000)
                                                           -----------
                                                           $22,264,000
Less accumulated depletion,
  depreciation and amortization                             (8,856,000)
                                                           -----------
                                                           $13,408,000
                                                           ===========

    Capitalized costs of unproved properties are not significant.

                         FORTUNE PETROLEUM CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS COMPARISONS OF THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1995 TO THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1994.

    During the three months and nine months ended September 30, 1995 Fortune had a net loss of $764,000 and $1,614,000 compared to a net loss of $308,000 and $972,000 for the three months and nine months ended September 30, 1994.

    Net revenues from sales of oil and gas decreased approximately $165,000 (19%) and $523,000 (20%) in the three months and nine months ended September 30, 1995, respectively, compared to the same 1994 periods. The decrease resulted primarily from lower natural gas prices combined with shutting in the Company's Hopper Canyon oil field for 5-1/2 months due to a storm damaged access road. Natural gas prices averaged $1.50 and $1.54 per MCF for the three months and nine months ended September 30, 1995 as compared to $1.86 and $2.12 per MCF for the three months and nine months ended September 30, 1994. Oil prices averaged $14.08 and $14.69 per barrel compared to $15.19 and $13.92 per barrel for the three month and nine month periods ended September 30, 1994.

    In the three months and nine months ended September 30, 1995 other income consisted primarily of interest income, operator overhead fee revenues being charged on jointly owned wells and a prospect fee of $50,000 paid to the Company when it farmed out its 50% interest in its Polaris Prospect offshore Louisiana.

    Direct production expenses increased by $81,000 (25%) and by $225,000 (28%) in the three months and nine months ended September 30, 1995 compared to the three months and nine months ended September 30, 1994. The increase in the nine months is due primarily to the addition of $181,000 of direct operating expense from the acquired production in Rio Arriba County, New Mexico and Refugio County, Texas.

    Fortune's general and administrative expenses increased by $23,000 (8%) and decreased by $56,000 (6%) during the three months and nine months ended September 30, 1995 over the 1994 general and administrative expenses. The increase during the three months was due in part to the inclusion of expenses in preparation for the Company's relocation to Houston, Texas. The decrease during the nine months is due to reduced payroll and benefits costs offset by a $30,000 fee paid to Bank One to maintain the Company's credit facility and a $150,000 accelerated amortization charge incurred by Fortune when it paid off $300,000 in loans assumed by it in the acquisition of Lagniappe Exploration, Inc. Geological and geophysical expenses were $355,000 for the three months and nine months ended September 30, 1995 as a result of its activities in the Gulf of Mexico. Fortune did not incur any geological and geophysical expenses for the similar periods in 1994. Interest expense increased by $10,000 (7%) and $232,000 (77 %) for the three months and nine months ended September 30, 1995 over the same 1994 periods as a result of borrowings during the second and third calendar quarters of 1994 offset by $1,000,000 in principal retirement on the Bank One Note between June 30, 1995 and September 30, 1995. The Company's provision for depletion, depreciation and amortization decreased by $123,000 (28%) and $407,000 (29%) in the three months and nine months ended September 30, 1995 compared to 1994 due to impairments taken at year end 1994.

LIQUIDITY AND CAPITAL RESOURCES

    For the three months and nine months ended September 30, 1995 Fortune had a net loss of $764,000 and $1,614,000 as compared to a net loss of $308,000 and $972,000 for the three months and nine months ended September 30, 1994.

    Fortune's operating cash flow decreased for the three months and nine months ended September 30, 1995 to $(520,000) or (186%) and $(813,000) or
(494%) as compared to the same 1994 periods. This decrease in cash flow was primarily the result of the effect of lower natural gas prices and the shutting-in of the Company's Hopper Canyon Field and the incurrence of geological and geophysical expenses in 1995.

    Fortune's internal liquidity and capital resources in the near term will consist of working capital derived from its oil and gas operations. These items comprise all of Fortune's liquid assets. Fortune's working capital decreased in the third quarter primarily due to the reclassification of $3,600,000 of long-term debt (due to Bank One) to short-term portion of long-term debt, even though such debt is not due until October 1, 1996. The Company was in breach of its cash flow covenant at September 30, 1995 and Bank One has waived such breach at September 1995, however because of Bank One's policy not to waive covenant breaches for one year plus one day the Company must reclassify the entire Bank One debt to short term for accounting purposes as it does not believe it will obtain sufficient cash flow, over the next several months, to avoid a future breach of the covenant. Additionally $550,000 of Director, Officers and Shareholders Notes were reclassified to short-term debt. Such debt reclassification, in the three months ended September 30, 1995, is offset by the receipt of proceeds from the exercise of the overallotment option on the Company's public common stock offering. At September 30, 1995, June 30, 1995, March 31, 1995, December 31, 1994, and
September 30, 1994, Fortune reported working capital of $(1,208,000), $3,785,000, $(5,354,000), $(4,576,000) and $2,000, respectively.

    On January 14, 1994, the Company entered into a $10,000,000 secured master revolving credit facility with Bank One, Texas, N.A. through July 1, 1996. Under the credit facility, the Company may borrow up to $3.6 million as of September 30, 1995, for general corporate purposes including the acquisition or development of oil and gas properties. The amount is subject to semi-annual review. The credit facility is secured by a mortgage on substantially all of the Company's existing proved oil and gas properties. Under the terms of the facility, the Company will be subject to certain covenants, including restriction or requirements with respect to working capital, net cash flow, additional debt, asset sales and certain mergers. At September 30, 1995, $3.6 million had been borrowed under the facility at an average interest rate of 10.25%.

    Capital expenditures for the three months and nine months ended September 30, 1995 were $656,000 and $1,937,000 as compared to $339,000 and $3,331,000 for the same 1994 periods. The Company estimates it will have an aggregate commitment to pay $113,000 drilling costs and $80,000 completion costs, if successful, for its 25% working interest share of an exploratory well scheduled for 1995 in Rio Arriba County, New Mexico to maintain its interest levels in the projects. Additionally, it is anticipated the Company will participate in at least two exploration projects before December 31, 1995 in the Gulf of Mexico. One project, Polaris, has been farmed out to another oil and gas company and Fortune has retained a 3.083% overriding royalty and, at its election, may convert to a 1% overriding royalty interest and a 6.25% working interest after payout of the well, at no further cost to the Company. The second exploration project, Aurora, is anticipated to be spudded before December 31, 1995. Fortune estimates drilling costs of $345,000 and completion costs of an additional $400,000, if successful, for its 50% working interest share of this exploratory project. The Company's costs of drilling these wells will be principally financed through its cash and equity financings.

    Conditions outside of the control of Fortune influence the price Fortune receives for oil and gas. As of November 1, 1995, the Company is receiving approximately $14.27 per barrel as an average price for its produced oil and $1.42 per MCF as an average price for its produced gas.

    Fortune has limited sources of capital for which to provide itself with additional liquidity other than its cash, cash flow from operations and its credit facility with Bank One, Texas. As discussed above, the Note payable to Bank One, Texas, is secured by substantially all of Fortune's producing oil and gas properties. Therefore, Fortune is limited in its ability to borrow additional funds in excess of its borrowing base by utilizing certain oil and gas assets and at September 30, 1995 there was no availability on the borrowing base. On August 16, 1995 Fortune engaged Albrecht & Associates of Houston, Texas, to sell the Company's California oil and gas properties. It is anticipated that the majority, if not all, of the proceeds from any such property sale would be used to retire debt to Bank One.

                         FORTUNE PETROLEUM CORPORATION
                          PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

Exhibit No.      Description
-----------      -----------
28.1             Notes to Financial Statements included in the Registrant's
                 Form 10-KSB filed for the fiscal year ended December 31, 1994 incorporated herein by reference.

28.2             Notes to Financial Statements included in the Registrant's
                 Form 10-QSB filed for the quarter ended March 31, 1995

28.3             Notes to Financial Statements included in the Registrant's
                 Form 10-QSB filed for the quarter ended June 30, 1995

(B) REPORTS ON FORM 8-K

                 A report on Form 8-K was filed with the Commission dated August 3, 1995 pertaining to the increase of the size of the Board of Directors from seven to nine seats and the addition to the Board of two (2) Directors Messrs. Charif Souki and William D. Forster.

                         FORTUNE PETROLEUM CORPORATION

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          FORTUNE PETROLEUM CORPORATION



Date:  November 8, 1995
                                          By: s/s TYRONE J. FAIRBANKS
                                             ----------------------------------
                                                Tyrone J. Fairbanks, President,
                                                Chief Executive Officer,
                                                Chief Accounting Officer
                                                and Chief Financial Officer