Form 10KSB
period 1995-12-31
FORTUNE PETROLEUM CORP
filed 1996-03-22
CIK 38242

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1995

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                   EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For

            the transition period from _____________ to _____________

                         COMMISSION FILE NUMBER: 1-12334

                          FORTUNE PETROLEUM CORPORATION
              (Exact name of small business issuer in its charter)
                    Doing business in Texas and Louisiana as
                      FORTUNE NATURAL RESOURCES CORPORATION

         Delaware                                                95-4114732
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization                                Identification No.)

One Commerce Green, 515 W. Greens Rd., Suite 720, Houston, Texas        77067
(Address of principal executive offices)                              (Zip Code)

        Registrant's telephone number including area code: (713) 872-1170

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 Par Value                     American Stock Exchange
Common Stock Purchase Warrants                   American Stock Exchange
------------------------------              ------------------------------------
    Title of each class                     Name of Exchange on which registered

Securities registered pursuant to section 12(g) of the Act:

--------------------------------------------------------------------------------
                                (Title of Class)

    10-1/2% Convertible Debentures Due December 31, 1997, $1,000 Face Amount

--------------------------------------------------------------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
          ---    ---

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

            State issuer's revenues for its most recent fiscal year.

                                   $3,193,000

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

       The aggregate market value of voting stock held by non-affiliates at February 29, 1996

                                   $23,311,330

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Shares of common stock outstanding as of February 29, 1996:

                                   11,170,859

                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference briefly describe them and identify the part of Form 10-KSB into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

                                      None

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

         Fortune Petroleum Corporation ("Fortune" or the "Company"), which does business in Texas and Louisiana as Fortune Natural Resources Corporation, is an independent energy company engaged primarily in the acquisition, operation, production, exploration and development of domestic oil and gas. The Company's principal properties are located offshore Louisiana, the Texas and Louisiana Gulf Coast and New Mexico.

         During 1995, the Company acquired an interest in 19 exploration projects (the "Zydeco Projects") which will enable it to participate in exploration for oil and natural gas in the shallow Gulf Coast waters of Louisiana in a strategic partnership with Zydeco Exploration, Inc. (the "Zydeco 3D Venture"). On December 11, 1995, the Company also purchased an interest in a producing oil and gas property located in the Gulf of Mexico offshore Louisiana.
See: "Acquisition Activity -- "Lagniappe Exploration Corporation/Zydeco Exploration" and "South Timbalier Block 76".

         The Zydeco 3D Venture utilizes state-of-the-art three dimensional ("3D") seismic and computer-aided exploration ("CAEX") technology in its exploration efforts. Zydeco has blended existing 3D seismic and CAEX technology, production data and characteristics of wells in a particular geographic area and advanced interpretation techniques (as well as traditional two-dimensional ("2D") seismic data), to identify the 19 Zydeco Projects. The Company believes that the use of 3D seismic and CAEX technology provides more accurate and comprehensive geological data for evaluation of drilling prospects than 2D and traditional evaluation methods. The Company also believes that the techniques used by Zydeco in combining existing 3D seismic and CAEX technology will provide the Zydeco 3D Venture and Fortune with a competitive advantage by increasing the likelihood of finding commercial quantities of oil and gas at lower average reserve finding costs. The Company is taking steps to utilize the same or similar techniques in other areas.

         On June 30, 1995, the Company closed an underwriting of 4,100,000 shares of Common Stock at a price of $2.00 per share. On July 5, 1995, the underwriters exercised their overallotment option for an additional 500,000 shares. Total gross proceeds of the offering were $9,200,000 and the Company netted approximately $8.1 million after deduction of underwriting discounts and costs of the offering.

         On December 15, 1995, the Company closed a private placement of 1,321,117 shares of Common Stock at a price of $3.22 per share. The total gross proceeds were $4,254,000 and the Company netted approximately $3.3 million after payment of expenses and costs of the offering. See: "Acquisition Activity -- South Timbalier Block 76".

BUSINESS STRATEGY

         The Company has sought to add reserves in the most cost efficient and effective manner. The Company previously focused its efforts on the acquisition of producing properties in an effort to take advantage of what it believed to be competitive prices for proved reserves with development potential in relation to the cost of reserves discovered through exploration activities. See "Acquisition Activity." In mid-1994, the Company made a strategic decision to shift its emphasis away from the acquisition of producing properties to exploration for oil and natural gas reserves. This decision was prompted by increasing price competition for attractive producing properties (caused by larger and better capitalized companies moving into the acquisition market) and a general tightening in available financing for acquisitions.

         The Company's decision to shift its emphasis to exploration was further influenced by several factors which Fortune believes create new opportunities for exploration. These factors include increased availability of 3D seismic and CAEX technology at competitive prices and the reallocation of exploration budgets by major oil companies from domestic activity to international exploration. This move by the major oil companies resulted in increased access to geological and geophysical information relating to potential domestic prospects, new opportunities to enter into farmout agreements with respect to prospects held by the major oil companies and less demand and price competition for domestic acreage. To help facilitate its exploration strategy and focus its efforts, the Company has recently sold all but one of its California properties and has entered into a letter of intent to sell the remaining property. See "Recent Developments -- Divestiture of California Properties". The Company relocated its headquarters to the greater Houston, Texas area in February 1996.

         The Company expects to continue to review acquisition opportunities which may be presented to it and to conclude acquisitions which further its business objectives. Of course, no assurance can be given that any such opportunities will present themselves or that the Company will be able to conclude any transactions if they arise.

         The Company is involved in a number of exploration projects, including the Zydeco 3D Venture projects and projects in the San Juan Basin, Rio Arriba County, New Mexico, the LaRosa Field, Refugio County, Texas, and onshore Louisiana. Additionally, Zydeco is continuing its work to identify other potential projects for the Zydeco 3D Venture.

ACQUISITION ACTIVITY

         LAGNIAPPE EXPLORATION CORPORATION/ZYDECO EXPLORATION

         On May 12, 1995, Fortune acquired Lagniappe Exploration, Inc. ("LEX") which had previously entered into the exploration agreement with Zydeco. As a result, Fortune acquired LEX's right to participate in the Zydeco 3D Venture. Fortune paid the LEX stockholders an aggregate of 1,200,000 shares of Common Stock and 1,200,000 five year stock purchase warrants exercisable at $4.75 per share. A portion of such shares and warrants remain in escrow pending the resolution of a dispute which has arisen among the former LEX stockholders and others regarding who is entitled to the shares of Common Stock and stock purchase warrants issued by Fortune at the closing of the LEX acquisition. See "Legal Proceedings."

         The only material asset of LEX was its right to participate in the Zydeco 3D Venture. Under the exploration agreement with Zydeco, Fortune has acquired a 50% interest in each of 19 seismically defined oil and gas projects identified by Zydeco using advanced 3D seismic imaging, visualization and comprehensive well log analyses in exchange for funding a budget of $4,850,000 for leasehold acquisition and seismic costs. Of these 19 projects, six constitute "prospects" which are in near-drillable condition, six constitute "leads" on which additional seismic work or lease acquisition (or both) is required in order for exploration drilling to commence and seven constitute "concepts," which means that substantial additional seismic and leasehold acquisition must be undertaken in order to consider exploration drilling. These 19 projects are primarily located in geological trends in the "Transition Zone" and the "Timbalier Trench" areas of the Gulf Coast of Louisiana, where there have been discoveries of crude oil and natural gas reserves and where advanced 3D seismic and CAEX technology is considered by the Company and Zydeco to be effective in better defining exploration risks. In addition to the 19 projects, the Company and Zydeco have established areas of mutual interest ("AMIs") adjoining each prospect and Zydeco has agreed to provide Fortune with a right of first refusal on any new projects developed along the Gulf Coast of Louisiana until December 31, 1996. The advantage to Fortune of the establishment of the AMIs and right of first refusal is that as Zydeco determines new projects within the AMIs, Fortune will have the right to participate in them, though no assurance can be given that any new projects will be identified or that Fortune will have the financial resources to participate in such projects if any are identified. See: "Development Drilling and Exploration Prospects -- Fortune/Zydeco Joint Venture".

         SOUTH TIMBALIER BLOCK 76

         On December 11, 1995, the Company acquired a 16-2/3% working interest (12-1/2% net revenue interest) in a 5,000 acre producing oil and gas property offshore Louisiana. The property, known as the South Timbalier Block 76 (and referred to herein as the "Timbalier Block"), includes a producing well, drilling and production platform and transmission line. The original effective date of this acquisition was July 1, 1995. A provision in its acquisition agreement, however, guaranteed certain terms, including an effective date for oil and gas purposes of June 1, 1995. Fortune is, therefore, entitled to receive the net cash flow from the well to its interest from that date. The effective date for financial reporting purposes is November 1, 1995. On March 8, 1996 an option to acquire a 4.1667% working interest was exercised for $790,000 plus the retention by Fortune of a $150,000 deposit for a total of $940,000, reducing the Company's interest in the block to 12-1/2% working interest (9.375% net revenue interest) effective January 1, 1996. The closing of the transaction took place on March 11, 1996.

         The interest acquired by Fortune was originally owned by PetroFina, Inc., ("Petrofina") which had agreed to sell the interest to Northport Production Company ("Northport"). In turn, Northport had agreed to sell the property to Mr. Donald L. Walker. In order to secure the right to purchase the interest, Mr. Walker gave PetroFina a non-refundable security deposit of $150,000. In order to step into Mr. Walker's position, Fortune paid Mr. Walker $100,000 in cash, agreed to issue stock purchase warrants for 150,000 shares of Common Stock and granted Mr. Walker the option referred to below. (The warrants are exercisable for two years at the following prices: 50,000 shares at $4.63 per share and 100,000 shares at $6.00 per share.) In addition, Fortune gave an additional security deposit to PetroFina of $100,000.

         Fortune paid a total of $2.9 million for its interest in the Timbalier Block. Of that amount, approximately $560,000 was paid out of the net cash flow from Fortune's interest in the property between June 1, 1995 and approximately mid- October 1995. In addition, the $150,000 deposit paid by Mr. Walker and the $100,000 deposit paid by Fortune were applied to the purchase price. At the closing of the transaction, the net cash paid by Fortune for its interest in the Timbalier Block was approximately $2,090,000. Fortune granted Pendragon Resources, a Texas limited liability company owned by Donald L. Walker, the right, exercisable until March 11, 1996, to acquire the 4-1/6% working interest in the Timbalier Block for $790,000 and the retention of a deposit of $150,000. As noted above, Pendragon Resources exercised this option.

         In order to finance the acquisition of the Timbalier Block and also to provide the Company with additional working capital, Fortune issued 1,321,117 shares of its Common Stock to a group of overseas investors in a transaction which qualified for an exemption from the registration requirements of the Securities Act of 1933 under Regulation S. The shares were sold subject to certain "reset" provisions pursuant to which the purchasers could receive additional shares if the price of the Common Stock were to drop below the purchase price during certain calculation periods. As a result of the recent decline in the price of the Common Stock, the Company may be required to issue a substantial number of additional shares. However, the Company is currently investigating certain alleged irregularities in the trading in its Common Stock and is uncertain whether it will be required to issue additional shares. Were it required to issue such shares, at the date hereof, the number of additional shares would be approximately 1,266,000. The shares were originally sold for an average price of $3.22 per share, approximately 75% of the average closing bid price of the Common Stock on the two trading days prior to the financing. From this sale, the Company netted approximately $3.3 million after payment of expenses of the offering. The balance of approximately $1 million remaining after payment of the purchase price for the Timbalier Block interest was added to working capital and will be used for general corporate purpose.

         ENRE CORPORATION

         On June 24, 1994, Fortune concluded the purchase of a 25% interest in EnRe-1, LLC, a newly formed Texas Limited Liability Company, of which EnRe Corporation is the manager. EnRe-1, LLC owns three Jicarilla Apache Minerals Development Agreements covering 60,000 producing, development and exploratory acres in Rio Arriba County, New Mexico and associated tangible property. At the same time, the Company acquired an approximately 22% working interest in certain mineral, oil and gas leasehold interests in an additional 10,000 exploratory acres in Rio Arriba County, New Mexico, from EnRe Corporation. (The 25% interest in EnRe-1, LLC and an approximately 22% working interest in the 10,000 exploratory acres are collectively referred to as the "EnRe Assets.")

         The EnRe Assets were acquired in exchange for $1,375,000 in cash. The effective date under the purchase method of accounting for transferring revenues and expenses on these properties was determined to be June 1, 1994. See "Legal Proceedings" for information regarding litigation between the Company and the operator of the EnRe Assets.

         BROOKLYN UNION EXPLORATION COMPANY, INC.

         On February 8, 1994, the Company completed an acquisition of a 50% working interest in a 3,689 acre lease in the La Rosa Natural Gas Field in Refugio County, Texas from Brooklyn Union Exploration Company, Inc. for $760,000. The effective date of the transaction using the purchase method of accounting was February 1, 1994. The acquisition consisted of 12 producing wells, 4 saltwater producing wells and 35 shut in wells with total new proved reserves to the Company of 1 BCFE and additional probable reserves behind pipe. There is also an additional 2,700 undeveloped acres adjacent to production which was acquired for future exploration. The Company plans to participate in a 3-D seismic program over the lease in late 1995 to help define exploration prospects within the undeveloped acreage and the potential for other undiscovered reserves within the productive field limits.

         MICHAEL PETROLEUM, ET AL.

         On October 5, 1993 the Company completed the acquisition of certain mineral, oil and gas leasehold interests and associated tangible property in exchange for an adjusted price of $6,457,386 in cash and 195,000 private common stock purchase warrants from Michael Petroleum Corporation, Brazos Resources, Inc., Pioneer Drilling Company and Endowment Energy Partners. The private common stock purchase warrants are exercisable at $3.88, expire on June 30, 1996 and have been transferred to another party. The effective date under the purchase method of accounting for transferring revenue and expense on these properties was determined to be July 1, 1993. The mineral, oil and gas leasehold interests include working interests in producing and non-producing oil and gas properties located in Webb

County, Texas. The Lobo sand in this area has very low permeability (under one millidarce) which has qualified all the acquired production as a "tight" gas sand. As a tight gas sand, the production, from wells drilled before January 1, 1993, is exempt from Texas State severance tax on the gas production and qualifies for the Federal Section 29 tax credit worth approximately $.52 per Mcf produced. For further information about the acquisition, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         HINKLE EXPLORATION, LIMITED, SAN FRANCISCO ENERGY CORPORATION

         On April 10, 1992, Fortune acquired certain oil and gas producing properties located in the Sespe Field in Ventura County, California and the Bracken Lease in the AWP Field, in McMullen County, Texas from Hinkle Exploration, Limited, San Francisco Energy Corporation and each of its respective limited partnerships and Klein Bros. Inc. (together referred to as "Hinkle"). The transaction was accounted for as a purchase as of February 1, 1992 with the acquisition price of $3,741,000 based on the market value of Fortune's common stock and debt assumed. Included in this acquisition were leasehold interests located on Union Oil Company of California ("Union") and Los Angeles Oil Company (L.A.) fee property and Union and L.A. issued a consent to this assignment. The Company issued 243,153 shares of Fortune Common Stock, assumed $391,000 of debt incurred against the oil and gas properties by Hinkle and issued a note for $2,000,000 in exchange for the assets acquired plus revenues and expenses since August 1, 1991. Additionally, 138,889 and 13,255 purchase warrants for Fortune Common Stock exercisable at $7.20 and $0.04, respectively, were issued to Hinkle. The 13,255 stock purchase warrants were registered on December 2, 1992 and exercised on December 11, 1992. The 138,889 stock purchase warrants were adjusted to reflect an exercise price of $3.89 and their expiration extended to September 28, 1998 in exchange for extending the final payment of $1,000,000 of the Note to July 1, 1995. On January 26, 1994 the Company retired the balance still remaining on both the Hinkle Note of $2,000,000 and the $391,000 of assumed debt using the Bank One, Texas, credit facility.

RECENT DEVELOPMENTS

         SALE OF PARTIAL INTEREST IN SOUTH TIMBALIER BLOCK 76

         Fortune granted Pendragon Resources, a Texas limited liability company owned by Donald L. Walker, the right, exercisable until March 11, 1996, to acquire a 4-1/6% working interest in the Timbalier Block for $790,000 and the retention of a deposit of $150,000 (the "Option"). On March 11, 1996 the Option was exercised for the combined total of $940,000 reducing the Company's interest in the block to 12.50% working interest (9.375% net revenue interest) effective January 1, 1996. The closing of the transaction took place on March 11, 1996.

         DIVESTITURE OF CALIFORNIA PROPERTIES

         On February 23, 1996, Fortune sold its interest in all but one of its California properties for cash in the amount of $840,000. The properties sold consisted of the Company's interest in the Hopper Canyon, Holser Canyon, Oxnard and Sheils Canyon Fields in Ventura County and the Bacon Hills Field in Kern County. The sale was effective December 31, 1995. In connection with the sale, Fortune is required to pay commissions and expenses estimated to be $75,000. The Company's sole remaining California property is the Sespe Field, Ventura County, California. Fortune has entered into a letter of intent to sell this property to Seneca Resources for approximately $340,000. The sale is expected to close in the first quarter of 1996, with an effective date of December 1, 1995. The sale of the Sespe property is subject to completion of due diligence by the parties, and no assurance can be given that such sale will occur. The Company took an impairment of $1.4 million against its 1995 results as a result of these sales.

         All of the Company's California properties were pledged to secure the Company's Credit Facility with Bank One, Texas. Concurrently with the closing of the sale of the non-Sespe properties, Fortune paid down the Credit Facility by $1.1 million, representing the entire indebtedness secured by the Company's California properties.

         The closing of the sale of the non-Sespe properties and the anticipated sale of the Sespe property will complete the Company's strategic move to focus its efforts on exploration in the Gulf Coast and south Texas area. As previously announced, in furtherance of the change in focus, the Company has also completed the relocation of its headquarters to Houston, Texas.

         At December 31, 1995, Fortune owned and operated 39 gross and 29.92 net wells located in California. Production in California during 1995 totaled approximately 57,160 net barrels of oil and 66,292 net Mcf of gas. This represented about 62% of the Company's 1995 oil production and about 7% of its gas production. The remaining property located in California, which is operated by the Company, comprised approximately 26% of Fortune's net proved oil reserves and 1% of Fortune's net proved gas reserves as of December 31, 1995.

         Despite the high percentage of oil production represented by these properties, the costs of operating the wells in California was, in the view of management, disproportionately high in relation to the revenues generated. The high cost of production in California on the Company's properties was a result of several factors, including the low gravity of the oil, the small production from each well and environmental and worker's compensation costs. Therefore, the net income received by the Company on the California properties was small in relation to the cost of operation.

OIL AND GAS OPERATIONS

         OIL AND GAS RESERVES

         The Company's oil and gas reserves are located in Texas, offshore Louisiana, New Mexico and California. Proved reserves represent estimated quantities of crude oil and natural gas which geological and engineering data demonstrate to be reasonably certain to be recoverable in the future from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are proved reserves that can be expected to be recovered through existing wells using existing equipment and operating methods.

         For the years ended December 31, 1994 and 1993, the oil and gas reserve estimates were reviewed by Huddleston & Co., Inc., ("Huddleston"), independent petroleum engineers, and Sherwin D. Yoelin, independent petroleum engineer, and for the year ended December 31, 1995 by Huddleston, in accordance with guidelines established by the Securities and Exchange Commission.

         Such estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production, prices and the timing of development expenditures. The accuracy of any reserve estimate is a function of available data and of engineering and geological interpretation and judgment. The future cash inflow, as reflected in the "Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves", determined from such reserve data are estimates only, and the present values thereof should not be construed to be the current market values of the Company's oil and gas reserves or the costs that would be incurred to obtain equivalent reserves. While the reserve estimate presented herein is believed to be reasonable, it should be viewed with the understanding that subsequent reservoir performance, the timing and success of future development drilling and changes in pricing structure or market demand will affect the reserve estimate.

         The following sets forth information with respect to estimated proved oil and gas reserves as determined by Fortune's independent petroleum engineers attributable to the Company's interests in oil and gas properties as of December 31, 1993, 1994 and 1995.

                        ESTIMATED NET RESERVE QUANTITIES

                                                    December 31,
                                       ----------------------------------
                                         1993          1994        1995
                                         ----          ----        ----
Total Proved Reserves(1):
  Oil (Bbls)                             813,000    1,647,000     347,000
  Natural Gas (Mcf)                    5,562,000    5,911,000   5,938,000
                                       ---------    ---------   ---------
  Equivalent Bbls(BOE)(2)              1,740,000    2,632,000   1,337,000
                                       =========    =========   =========
Total Proved Developed Reserves:
  Oil (Bbls)                             666,000      675,000     324,000
  Natural Gas (Mcf)                    4,221,000    3,317,000   4,686,000
                                       ---------    ---------   ---------
  Equivalent Bbls(BOE)(2)              1,370,000    1,228,000   1,105,000
                                       =========    =========   =========

------------
(1) Estimates of oil and gas reserves are based in part on the price at which the product was sold as of the end of each year; and if the cost of producing the oil and gas exceeds the sales price, the quantity of "recoverable reserves" is reduced. The increase in reserves from December 31, 1993 to December 31, 1994 is primarily due to the increase in the average oil price received by the Company at the end of 1994 ($14.62 per barrel compared to $10.21 per barrel, respectively) and the resulting increase in economically recoverable quantities. The decrease in reserves from December 31, 1994 to December 31, 1995 is primarily due to the transfer to oil and gas properties held for sale of reserves attributed to the Company's California properties which were sold in February 1996, and which represented approximately 1.4 million barrels of oil and 1.5 BCF of natural gas in the Company's Proved Reserves at December 31, 1994, partially offset by the acquisition of the Timbalier Block 76 which added proved reserves of 174,000 barrels of oil and 2.9 BCF of natural gas on the acquisition date.

(2) After conversion (6:1); six units of natural gas to one unit barrel of crude oil.

         DISCOUNTED PRESENT VALUE OF FUTURE NET REVENUES

         The following table represents the estimated future net revenues (unescalated and discounted at 10% per annum) and the present value of the future estimated net reserves from the proved developed producing, proved developed non-producing and the proved undeveloped reserves at December 31, 1993, 1994 and 1995.

                 DISCOUNTED PRESENT VALUE OF FUTURE NET REVENUES

                                                           December 31,
                                         ----------------------------------------------
                                             1993             1994             1995
                                             ----             ----             ----
Cumulative Future Net Revenue(1)         $ 12,835,000     $ 15,932,000     $ 12,600,000
  less adjustment to give effect to a
  10% annual discount                      (4,281,000)      (7,784,000)      (3,658,000)
                                         ------------     ------------     ------------
                                            8,554,000        8,148,000        8,942,000
  less discounted present value of
  future income taxes                            --               --               --
                                         ------------     ------------     ------------
                                         $  8,554,000     $  8,148,000     $  8,942,000
                                         ============     ============     ============

----------------
(1) The decline in the 10% discounted value of future net revenue from December 31, 1993, to December 31, 1994 is primarily due to the difference in the average gas price received by the Company at those dates ($2.28 per MMBTU compared to $1.39 per MMBTU, respectively) and the resulting decline in quantities offset by increases in reserves from higher oil prices in 1994 as compared to 1993 year end of $14.62 and $10.21, respectively. The increase in net revenues from December 31, 1994 to December 31, 1995, is primarily due to higher production levels of the newly acquired properties as well as higher average sale prices obtained for that production compared to the prices obtained for the California production. The increase in 10% discounted value at December 31, 1995 is due to the net effect of acquired reserves offshore Louisiana and higher natural gas prices of $2.05 per MMBTU at December 31, 1995 as compared to $1.39 per MMBTU at December 31, 1994 offset by the exclusion of the California properties sold in February 1996.

         PRODUCTION

         The approximate net production data related to the Company's properties for the periods ended December 31, 1993, 1994 and 1995 from the Company's properties are set forth below (See Item 2 - Description of Property - Texas Properties, New Mexico Properties and Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operation for further information):

                               NET PRODUCTION DATA

                                                Year Ended December 31,
                                     -------------------------------------------
                                       1993             1994               1995
                                       ----             ----               ----
Oil (Bbls)                            78,737            87,615            91,981

Gas (Mcf)                            723,878         1,016,771           909,000

         PRICES AND PRODUCTION COSTS

         The following table sets forth the approximate average sales prices and production (lifting) costs per barrel of oil and per Mcf of gas produced and sold in the United States from the Company's oil and gas leases for the years ended December 31, 1993, 1994 and 1995:

                    AVERAGE SALES PRICES AND PRODUCTION COSTS

                                                      Year Ended December 31,
                                                  ------------------------------
                                                   1993        1994        1995
                                                   ----        ----        ----
Average Sale Price Received:
  Oil (per barrel)                                $14.33      $14.14      $14.66
  Gas (per Mcf)                                     2.28        2.09        1.77
Average Production Cost
  per Equivalent Barrel                             4.84        4.24        6.22

         PRODUCING WELLS

         The following table lists total gross and net producing oil wells in which Fortune had an interest at December 31, 1995:

                                 PRODUCING WELLS

                                                       Gross           Net
                                                       -----           ---
Texas                                                   89            17.25
New Mexico                                               6             1.07
California                                               6             4.20
Louisiana                                                1            0.125
                                                       ---            -----
Total                                                  102            22.65
                                                       ===            =====

         DEVELOPMENTAL DRILLING AND EXPLORATION PROSPECTS

         FORTUNE/ZYDECO JOINT VENTURE

         Under the exploration agreement with Zydeco, Fortune has acquired a 50% interest in each of 19 seismically defined oil and gas projects identified by Zydeco using advanced 3D seismic imaging, visualization and comprehensive well log analyses in exchange for funding a budget of $4,850,000 for leasehold acquisition and seismic costs. Of these 19 projects, six constitute "prospects" which are in near-drillable condition, six constitute "leads" on which additional seismic work or lease acquisition (or both) is required in order for exploration drilling to commence and seven constitute "concepts," which means that substantial additional seismic and leasehold acquisition must be undertaken in order to consider exploration drilling. These 19 projects are primarily located in geological trends in the "Transition Zone" and the "Timbalier Trench" areas of the Gulf Coast of Louisiana, where there have been discoveries of crude oil and natural gas reserves and where advanced 3D seismic and CAEX technology is considered by the Company and Zydeco to be effective in better defining exploration risks. In addition to the 19 projects, the Company and Zydeco have established areas of mutual interest ("AMIs") adjoining each prospect and Zydeco has agreed to provide Fortune with a right of first refusal on any new projects developed along the Gulf Coast of Louisiana until December 31, 1996. The advantage to Fortune of the establishment of the AMIs and right of first refusal is that as Zydeco determines new projects within the AMIs, Fortune will have the right to participate in them, though no assurance can be given that any new projects will be identified or that Fortune will have the financial resources to participate in such projects if any are identified.

         The 19 projects are primarily located in the shallow marine waters (five to 50 feet) within three to five miles of the Louisiana Coastline (the "Transition Zone") and in the Timbalier Trench, a pre-historic channel of the Mississippi River which is now offshore and covered in sedimentary deposits. The Transition Zone and Timbalier Trench have been difficult areas from which to obtain quality seismic data and to interpret using conventional technology. The principals of Zydeco have worked in these two areas for the past 18 years.

         The Company does not currently expect to retain a working interest of more than 25%, except in certain circumstances, in each well drilled on the Zydeco Projects and intends to "farmout" its remaining interest to other oil companies on a "promoted" basis. Fortune may retain larger or smaller working interests in certain projects depending upon capital availability and other factors. Under a farmout arrangement, the Company would be relieved of its obligation to pay, or could recover already paid, acquisition and exploration costs but would wind up with a smaller interest in any given prospect. For example, in a typical promoted farmout, the party to which the interest is farmed out would pay all of Fortune's working interest share of the acquisition and exploration costs in the project. Fortune would attempt to retain a two to five percent overriding royalty interest but would not be required to pay any of the project acquisition and lease operating costs. Under such an arrangement, Fortune would also normally have a right to convert its overriding royalty interest into a working interest in the project after the promoted party recovered all of its costs from revenues derived from the particular well. Fortune would exercise this right to convert its overriding royalty into a working interest if the project proved to be productive and Fortune had the financial resources at that time to pay its working interest share of the costs of further development. No assurance can be given that Fortune will be able to farmout any of the projects on a promoted basis or that, if it is successful in doing so, that the farmout will be on the exact terms described above. In any case, it is Fortune's intention to participate in the drilling of Zydeco 3D Venture projects as they are completed and permitted for drilling.

         The Company also has a right under the Zydeco 3D Venture to "farmout" a portion or all of its interest in each prospect to Zydeco under a put arrangement in the exploration agreement. Zydeco has an identical right to farmout to Fortune. In the event of such a farmout of a working interest, Fortune or Zydeco would retain a negotiated overriding royalty convertible into a working interest or a default arrangement of a one percent overriding royalty interest in the project, convertible into a 12-1/2% working interest after Zydeco or Fortune recouped its drilling costs of the well from production. Should either Fortune or Zydeco farmout a smaller working interest to one another, the overriding royalty and after-payout working interests would be proportionately reduced.

         Zydeco and Fortune entered into a farmout of the Polaris Project to Southern Gas Company of Delaware ("Southern") on May 31, 1995. Under the terms of the farmout, Southern paid Zydeco and Fortune an aggregate of $100,000 in exchange for 100% of the working interest in the Project. Zydeco and Fortune also retained a 6.166% overriding royalty interest of which 4.166% is convertible to a 12-1/2% working interest after Southern receives payout from a completed well. Zydeco and Fortune would also receive a payment out of production of approximately $32,500. Southern is required to commence drilling a well on the Project on or before March 31, 1996 and will earn an interest in the Project to a depth of 100 feet below the deepest depth drilled if Southern completes a commercially productive well. This means that Zydeco and Fortune will retain the right to explore the Project at deeper depths. No assurance can be given that Southern will drill the required well or that any drilling conducted by Southern will be successful.

         In 1996, the Company logged a well on the Aurora project. Zydeco did not participate in the working interest in the well. The well reached total depth on January 15, 1996. Well logs indicated that the well had penetrated three hydrocarbon reservoirs. However, given the significant costs of completing the well and installing a production platform, management elected not to complete it. The total cost to the Company to acquire, drill, test and plug and abandon the well was $855,000. Management is evaluating whether to drill another well on the project in light of the hydrocarbon zones shown on the well logs.

         Although not part of the Zydeco 3D Venture AMI, the principals of Zydeco have offered to Fortune the opportunity to participate in the recompletion of a well on the DABM prospect and the drilling of a second well either through the same wellbore (referred to as a "sidetrack" well), or as a new well. The DABM prospect is owned by Neomar Resources, an entity owned by Sam Meyers and Steve Knecht, two of the principals of Zydeco. The parties have reached an agreement in principal under which Fortune would pay 25% of the recompletion costs (estimated to be $20,000) and of the drilling and completion costs of the sidetrack well in exchange for an 18.75% working interest in the prospect. The drilling costs of the sidetrack payable by Fortune are estimated to be $300,000 and the cost of completion payable by Fortune are estimated to be an additional $100,000. Recompletion work on the existing well was completed, and the existing well initially produced at the rate of about 2.2 million Mcf of gas per day. After a few months, the well became uneconomic and is no longer producing. The transaction between Fortune and Neomar for the drilling of the sidetrack well awaits the execution of formal agreements. If Fortune and Neomar conclude this transaction, it is anticipated that Fortune would pay a $125,000 fee to Neomar for the right to participate in the prospect sometime during 1996.

         NEW MEXICO PROPERTIES

         On June 24, 1994, the Company acquired non-operating working interests, ranging from 21.5625% to 25% in 70,000 producing, development and exploratory acres in Rio Arriba County, New Mexico. Of this amount, 60,000 acres are held under three Mineral Development Agreements ("MDAs"), of 20,000 gross acres each, from the Jicarilla Apache Indian Tribe (the "Tribe"). Under these MDAs, certain development activities are required to maintain each of the acreage blocks.

         The acreage in the San Juan Basin properties lies immediately north of the West Puerto Chiquito Field. The Company believes its acreage may be an extension of that field. Drilling and completion costs per well in the Mancos Trend Formation usually range from $750,000 to $1,000,000 each.

         Since June 1994, Fortune has participated in drilling seven wells and shooting approximately 70 miles of new seismic data. Fortune's capital expenditures for the six wells drilled in 1994, the seismic projects, lease bonuses and other activities, including pipelines and facilities, was approximately $1.1 million. The costs for drilling and completing one well and the completion of two additional wells in 1995 was approximately $375,000.

         The first well, a 4,500 foot Entrada formation exploratory test, was drilled in September 1994 on the 10,000 acre Entrada Prospect but was not completed and was abandoned in December 1994. Two 3,500 foot developmental wells were drilled and cased on the Leavry Canyon MDA acreage block during November and December 1994 and are each currently producing approximately 200 Mcf of gas per day.

         One 8,500 foot horizontal well was drilled on the Cedar Canyon MDA acreage. This well was drilled, then re-drilled and then the operator elected to attempt further re-drill operations. The Company decided not to participate in these further re-drill operations.

         Two wells were drilled on the Los Indios MDA acreage. These wells were spudded in late December 1994. Casing was installed on both wells, and both have been perforated. One well, the Los Indios 15-J was fracture stimulated in the Mancus "C" zone in late November 1995 and as of March 15, 1996, is awaiting gas lift installation. The Los Indios 11-J well was perforated in December 1995 and is awaiting testing. The Company also participated in the drilling of the Cedar Canyon 22-K well which has been completed, perforated and is currently being tested.

         A meeting of the operating committee for this development area, which includes representatives of the Company, took place in November 1995 to consider the development schedule for 1996. The committee decided to defer any additional drilling activity in 1996 pending the results of completion activities on the three wells described above. Under the MDAs, one well is required to be drilled in 1996. The Company estimates that, if such drilling were to occur, its share of the 1996 capital costs attributable to its interests would be approximately $193,000. The Company is not obligated to participate in these operations and would not be obligated to pay these expenses if it elected not to participate. However, management currently contemplates that the Company would participate and pay its share of the costs if the operations are undertaken.

         Under mutual agreement of the non-operators, EnRe has been asked to resign as operator of these properties. EnRe has agreed to do so subject to approval of the Jicarilla Apache tribe. In the interim, for purposes of field operations, AMPOLEX USA, Inc., the project's largest working interest owner, is acting as contract operator. It is anticipated that AMPOLEX USA, Inc. will become the official operator for the project at some point in the near future.

         WEBB COUNTY, TEXAS

         The Company has a 20% interest in a proved undeveloped infill location within the Belle Pepper Field in Webb County, South Texas. In June 1994, the Company participated in the drilling of a 10,000 foot exploratory test well to the Lobo sand which was determined to be commercially unproductive. Fortune had a 20% working interest in this well, and its dry hole costs were $115,000 in 1994. Additionally, the Company took a writedown of $200,000 in 1994 for its acreage cost in this exploration project. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         REFUGIO COUNTY, TEXAS

         Since acquiring an interest in the LaRosa Field in February 1994, the Company has participated in over two dozen natural gas and two oil recompletions in new zones of shut-in wells of which 20 have been successful. The Company plans to participate in a 3-D seismic program over the 989 productive acres and the 2,700 undeveloped acres held by production and offsetting the proved productive acreage. It is hoped that prospects will be defined by the 3-D seismic program and that development drilling and exploratory drilling on the undeveloped acreage could commence before the end of 1996.

         AWP FIELD, MCMULLEN COUNTY, TEXAS

         There are 11 proved developed locations remaining to be drilled in the AWP field located in McMullen County, in South Texas on either 40 or 80 acre spacing and the operator is currently in discussion with the landowners to reduce their royalty from 35% to 25% on several of the remaining locations. The Company's estimated share of the drilling and completion costs for each of these wells is $43,000. In late February 1996 developmental drilling was resumed with the commencement of drilling the Bracken Ranch #47 well location which was successfully completed as a producer.

         Exploration drilling activities may require substantial outlays of capital and involve a great amount of risk. There can be no assurance at this time that the Company will be able to raise the capital or find the joint venture partners required to explore these prospects.

         The following table sets forth information regarding development and exploratory wells drilled by Fortune in the years ended December 31, 1993, 1994 and 1995:

                             WELL DRILLING ACTIVITY

                            1993               1994              1995
                            ----               ----              ----
Gross Wells
    Productive              3.00              5.00               1.00
    Dry                      -                3.00                -
                            ----              ----               --
    Total                   3.00              8.00               1.00
                            ====              ====               ====
Net Wells
    Productive              0.40              1.18               0.20
    Dry                      -                0.47                -
                            ----              ----               --
    Total                   0.40              1.65               0.20
                            ====              ====               ====

PRINCIPAL CUSTOMERS

         For the year ended December 31, 1993, approximately 68% of the Company's produced oil and gas was sold to Texaco Trading and Transportation, Inc. and 14% to Enron. For the year ended December 31, 1994, 48% of the Company's produced gas was sold to Michael Gas Marketing Co., Inc., 25% to Tenneco and 15% to Enron. 72% of the Company's produced oil was sold to Texaco Trading and Transportation and 8% to Enron. During 1995, 56% of the Company's oil production was sold to Texaco Trading and Transportation and 10% to Laroco, LLP. For the same period 29% of the Company's gas production was sold to Laroco LLP, 26% to Michael Gas Marketing and 16% to AWP and 16% to PetroFina.

         The Company believes that the loss of any of these customers should not have any material adverse effect on the Company, since there are a large number of companies which purchase crude oil and natural gas in the areas in which the Company operates. The Company does not currently engage in any marketing activities for its oil and gas, because it believes there is sufficient demand among purchasers to acquire all of the Company's available production.

COMPETITION

         Fortune competes with numerous other companies and individuals in the acquisition of oil and gas properties, the marketing of oil and gas and the recruitment of experienced personnel. Fortune's competitors include major oil companies, other small producers, investment groups and individuals, many of which have financial resources and facilities substantially greater than those of the Company. However, the major oil companies are selling many of their smaller or marginal domestic properties. Many operating companies interested in acquiring properties have greater capital resources than the Company. The Company's acquisition approach is to concentrate on the properties of smaller independents and it has had acquisition discussions with several of these companies involving property acquisition for stock.

EMPLOYEES

         At December 31, 1995, Fortune employed a total of nine persons six of whom were in management and administration and three in its oil and gas operations. As of March 15, 1996, following the sale of the California properties, the Company employs six persons, five in management and administration and one in oil and gas operations. In addition, the Company utilizes the services of outside consultants in certain technical aspects of the Company's business. Fortune utilizes these consultants to aid in the evaluation of Company projects and to evaluate oil and gas assets for potential acquisitions. On February 5, 1996, the Company relocated its corporate headquarters to Houston, Texas and has adequate room for expansion at the new location in the event the Company chooses to hire additional experienced personnel to support its program of exploration and expansion.

GOVERNMENTAL REGULATION

         Environmental laws and regulations are having an increasing impact on Fortune's operations in nearly all the properties where it has production. Drilling activities and the production of oil and gas are subject to regulations under federal and state pollution control and environmental laws and regulations. It is impossible to predict accurately the effect that additional environmental requirements may have on future earnings and operations, but it will continue to be necessary to incur costs in complying with these laws and regulations. Fortune spent approximately $25,000, $14,000 and $10,000 in environmental compliance costs in 1995, 1994 and 1993, respectively.

         The Company is not currently involved in any judicial or administrative proceedings which concern any environmental regulation or requirement and believes that it is in substantial compliance with applicable environmental regulations. The Company believes that it is reasonably likely that the trend in environmental legislation and regulations will continue toward stricter standards. The Company is unaware of future environmental standards that are reasonably likely to be adopted that will have a material effect on the Company's financial position or results of operations, but cannot rule out the possibility.

         The Company has never had a material environmental problem, but if a property in which Fortune has an interest is found to be contaminated, the Company could be required to participate in a "clean up" program. Such a clean up, depending on its magnitude and the Company's ownership interest therein, could require undetermined amounts of capital and exceed the Company's ability to pay. The Company has obtained primary insurance against oil spills providing $2,000,000 of coverage per occurrence with a $2,500 deductible and an umbrella policy for an additional $4,000,000 per occurrence with a $10,000 deductible.

         The operations of oil and gas properties covered by leases in which the Company has or may acquire an interest will require compliance with spacing and other conservation rules of various state commissions and of the United States Geological Survey and the Bureau of Land Management with respect to federal oil and gas acreage. Further, production may be limited under state regulations for the prevention of waste. At the present time, the Company has no operations which are adversely affected by well permitting, spacing regulations or production limitations.

ITEM 2. DESCRIPTION OF PROPERTY

         LEASEHOLD ACREAGE

         Fortune's holdings of developed and undeveloped leasehold acreage as of December 31, 1995 were approximately as follows:

                                LEASEHOLD ACREAGE

                                          Developed                      Undeveloped
                                          ---------                      -----------
                                     Gross         Net              Gross            Net
                                     -----         ---              -----            ---
    Texas                           5,544         1,120             3,960           1,468
    New Mexico                      1,800           405            68,200          16,106
    California(1)                     260           260               380             380
    Oklahoma                           80             5              -               -
    Louisiana                         500            83            25,047          11,023
                                    -----         -----            ------          ------
    Total                           8,184         1,873            97,587          28,977
                                    =====         =====            ======          ======

(1)      See: "Recent Developments - Divestiture of California Properties"

         TEXAS PROPERTIES

         At December 31, 1995, Fortune owned an interest in 108 gross and 24.70 net oil wells located in Texas. During 1995, approximately 18,591 net barrels of oil and 695,418 net Mcf of gas were produced from the Texas properties as compared to approximately 19,348 net barrels of oil and 930,448 net mcf of gas in 1994.

         The Texas properties, which are primarily non-operated, comprised approximately 51% of Fortune's net proven gas reserves and 24% of Fortune's net proven oil reserves at December 31, 1995.

         NEW MEXICO PROPERTIES

         At December 31, 1995, Fortune owned an interest in 6 gross and 1.07 net oil and gas wells located in New Mexico. During the twelve months ended December 31, 1995, approximately 8,377 net Bbls of oil and 34,167 Mcf of gas were produced from the New Mexico properties compared to 5,246 net Bbls. of oil and 17,697 produced by the New Mexico properties in 1994 for the period following their acquisition on June 1, 1994 to December 31, 1994. Properties located in New Mexico, which are all non-operated, represented a negligible portion of Fortune's net proven gas reserves and comprised 1% net proven oil reserves at December 31, 1995.

         LOUISIANA PROPERTIES

         At December 31, 1995, Fortune owned an interest in 1 gross and .125 net oil wells located in Louisiana. For the two months period ended December 31, 1995, approximately 7,853 net barrels of oil and 121,630 net Mcf of gas were produced from the Louisiana properties.

         The Louisiana properties, which are primarily non-operated, comprised approximately 47% of Fortune's net proven gas reserves and 48% of Fortune's net proven oil reserves at December 31, 1995.

         CALIFORNIA PROPERTIES

         At December 31, 1995, Fortune owned and operated 9 gross and 6.3 net wells located in California. Production in California during 1995 totaled approximately 57,160 net barrels of oil and 66,292 net Mcf of gas. Production from California during 1994 totaled approximately 63,021 net barrels of oil and 68,626 net Mcf of gas. The decrease in California oil production in 1995 is due primarily to the shut down of the Company's Hopper Canyon facility from February 1995 to late June 1995 due to damage to the access road caused by severe flooding during heavy storms in January 1995.

         Properties located in California, which are all operated by the Company, comprised approximately 26% of Fortune's net proven oil reserves and 1% of Fortune's net proven gas reserves as of December 31, 1995.

         In January 1996 the Company entered into a purchase and sale agreement to sell its California properties. Effective December 31, 1995, the majority of the properties, comprising Hopper Canyon, Holser Canyon, Oxnard Field and Shiels Canyon in Ventura County and the Bacon Hills Lease in Kern County, were sold to a private oil and gas producer group for a combined price of $840,000. The Company agreed to sell the remaining California property to Seneca Resources Corporation ("Seneca"), to be effective December 1, 1995. The Seneca transaction is expected to close before March 31, 1996.

         OKLAHOMA PROPERTIES

         At December 31, 1995, Fortune owned non-operated interests in 2 gross and .11 net wells located on 80 gross (5 net) acres in Oklahoma. These two wells were shut in during 1994 and 1995. For the year ended December 31, 1993 net production from Oklahoma properties was 1,087 barrels of oil and 6,660 Mcf of gas. No oil or gas reserves were attributed to the Company's Oklahoma properties at December 31, 1995.

         TITLE TO PROPERTIES

         Detailed title examinations were performed for many of the Company's properties in December 1993 and January 1994 in conjunction with the Company's credit facility with Bank One, Texas, and title opinions were issued. In November 1995, title on the Company's South Timbalier Block 76 offshore Louisiana acquisition was examined. The Company believes it holds valid title on all its properties, free and clear of any liens or encumbrances except for encumbrances described herein. Title opinions are obtained on newly acquired properties as of the date of the closing. As is customary in the oil and gas industry, the Company performs only a perfunctory title examination at the time exploratory oil and gas properties are acquired. Prior to the commencement of drilling operations, a thorough title examination is conducted and any significant defects are remedied before proceeding with operations. All of the Company's leasehold interests, except for Sespe, La Rosa and some of its smaller properties, have been pledged to secure corporate indebtedness with Bank One, Texas. Transfers of many of the Company's properties are subject to various restrictions, including the requirement of obtaining the consent of the landowner in many instances.

         OFFICE FACILITIES

         At December 31, 1995, the Company leased office space in Agoura Hills, California. In February 1996, the Company relocated its headquarters to Houston, Texas. The lease in Agoura Hills, California currently expires in 1997. On February 13, 1996, the Company entered into an agreement with Animation Magazine to sublease the Agoura Hills office space, under terms and conditions identical to those contained in the Company's lease with its landlord, for the balance of the term of Fortune's lease. It was also agreed that Fortune would assume the balance of the 8 months remaining on Animation Magazine's lease on its present location. This agreement is effective as of March 1, 1996. Rent for the 4,777 square feet which the Company occupied was $53,000 in 1995, $45,000 in 1994, $43,000 in 1993. At its present location Fortune occupies approximately 5,400 square feet of office space under a lease agreement with a term of 5 years.

         The first year's rent is expected to be $49,000 and for 1997 $84,000.

ITEM 3. LEGAL PROCEEDINGS

         ENRE LITIGATION

         On March 14, 1995, Fortune was served with a lawsuit filed in the District Court of Bexar County, Texas by EnRe Corporation ("EnRe"), in which EnRe, as operator of the Company's New Mexico properties, sought recovery of approximately $438,000 allegedly owed by Fortune for the drilling of certain wells on such properties. The lawsuit is the result of on-going disputes between the parties regarding the manner in which EnRe has conducted operations on the property and the proper interpretation of the operating agreement among the interest owners on the property. Management of Fortune believes that EnRe has operated the property in a negligent manner, causing loss to Fortune and the other interest owners. In addition, management believes that the Company was permitted under the terms of the operating agreement to elect not to participate in the drilling operations for which EnRe now seeks payment. On March 24, 1995, Fortune answered EnRe's lawsuit and filed a counterclaim against EnRe for an undeterminable amount for damages suffered by Fortune for EnRe's actions. The Company subsequently amended its counterclaim to allege negligence on the part of EnRe in carrying out operations on the properties.

         On March 30, 1995, a partial settlement was reached as to payment by Fortune of undisputed well development costs in exchange for EnRe's co-operation in complying with provisions of the operating agreement to report operating information to Fortune on a timely basis. As of April 24, 1995, the Company had paid all well development costs which it believed to be undisputed, totalling $174,499.

         In the opinion of management, Fortune had valid defenses to all claims in dispute made by EnRe. On March 11, 1996, the Company was advised that its proposal to EnRe to dismiss its litigation in exchange for the Company's dismissal of its counterclaim was accepted by EnRe, subject to the filing of the appropriate dismissals.

         LEX LITIGATION

         In initially entering into the LEX acquisition, Fortune was advised that the stockholders of LEX included William D. Forster ("Forster"), BSR Investments, a British Virgin Islands corporation ("BSR"), and Ensign Financial Group Limited, a British Virgin Islands corporation ("Ensign"). At the time Fortune issued its proxy statement for the special meeting of stockholders called to vote on the LEX acquisition, Fortune was advised that the ownership of the Fortune Common Stock and warrants to be issued in the acquisition was to be allocated one-third each to Forster, BSR and Ensign. In preparing for the closing of the acquisition, however, Fortune was advised that the only stockholders of LEX were Forster and BSR and that they were the only persons or entities entitled to vote on the merger of LEX with Fortune's subsidiary. Fortune obtained a written representation from Forster and BSR to this effect and received a legal opinion from LEX's counsel confirming these representations and confirming that all corporate action on the part of LEX necessary to authorize the merger had occurred.

         On May 11, 1995, Baytree Associates, Inc. ("Baytree") and Ensign commenced litigation in the Supreme Court of New York against Forster, BSR, Charif Souki (the son of Samyr Souki, president of BSR), LEX and Fortune seeking to enjoin the closing of the LEX acquisition by Fortune on the grounds that Ensign was entitled to a one-third interest in the proceeds of the transaction, namely the Common Stock and warrants to be issued by Fortune. Baytree also sought $1,000,000 in damages from Fortune for allegedly providing investment banking services to Fortune in connection with the Regulation S offering made by the Company in February 1995 and the public offering made in June 1995.

         At a hearing on May 12, 1995, the New York court dissolved the temporary restraining order issued on May 11 which had prohibited the acquisition and stated affirmatively that Fortune could proceed with the transaction. Since it was clear from the Ensign lawsuit that Forster and BSR owned at least two-thirds of the stock of LEX and could bind that corporation to proceed with the transaction and since most of the Common Stock and warrants issued by Fortune would remain in escrow following the closing, Fortune proceeded with the acquisition, which closed on its scheduled closing date of May 12, 1995. In issuing its Common Stock and warrants to complete the transaction, Fortune was required to accept the representations made by Forster and BSR that they were the only stockholders of LEX, but Fortune did not then, has not since, and will not in the future take any position on who constituted the stockholders of LEX or who was entitled to the shares and warrants issued by Fortune in the acquisition. Further, Fortune advised Forster and BSR that the issues raised by Ensign would need to be resolved by them and obtained from Forster and BSR an agreement to indemnify Fortune against any claims from any third party asserting an ownership interest in LEX.

         At a subsequent hearing on May 22, 1995, the New York court granted the Company's motion for summary judgment and dismissed the $1,000,000 claim against Fortune and dismissed Fortune and LEX from the suit with prejudice based on an agreement of all parties. Forster, BSR and Souki are now the only remaining defendants in the action. At the hearing, the parties agreed that the escrow agent would retain and hold in escrow not less than 400,000 shares and 400,000 warrants, representing one-third of the total shares of Common Stock and warrants issued in the transaction, pending further order of the court. Fortune agreed to participate in the discovery process in the action as if it were a party to the action and, as a matter of convenience to the court, agreed that the New York court would retain jurisdiction over Fortune and LEX for purposes of enforcing the provisions of the stipulation.

                                     PART II

ITEM 4. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Prior to September 28, 1993, the Company's Common Stock was traded in the over-the-counter market and quoted on the National Association of Securities Dealers Automated Quotation System Small Cap Market. On September 28, 1993, trading in the Common Stock commenced on the American Stock Exchange ("AMEX"). Trading in the Warrants on the AMEX began on April 18, 1994. The following table sets forth the high and the low quarterly closing prices of the Common Stock and Warrants on the AMEX for the periods indicated and the high and low bid prices as quoted on the NASDAQ system (which reflect inter-dealer quotations that do not necessarily represent actual transactions and are exclusive of retail mark up, mark down and commissions). (All share amounts and per share prices have been adjusted to reflect a one-for-four reverse stock split effective June 16, 1993.)

                                                                    Common Stock                  Warrants
                                                                    ------------                  --------
                                                                High            Low            High      Low
                                                                ----            ---            ----      ---
1996
  First Quarter (through
   March 15, 1996)                                               $5             $2            $3-3/16   $1-3/8

1995
  Fourth Quarter                                               4-15/16         3-3/8           3-7/16    1-7/8
  Third Quarter                                                3-15/16         2-5/8           2-1/2     1-1/2
  Second Quarter                                               3-5/16          1-5/6           1         1/4
  First Quarter                                                2-1/2           1-3/4           7/8       1/2

1994
  Fourth Quarter                                               3-9/16          1-7/8          1-11/16    7/16
  Third Quarter                                                3-1/4           2                3/4      5/16
  Second Quarter                                               2-3/8           1-3/8            5/8      3/16
  First Quarter                                                2-11/16         2-1/8

1993
  Fourth Quarter                                               3-3/4           2-1/8
  Third Quarter (commencing
   September 28, 1993) - AMEX                                   4              3-3/4
  Third Quarter (through
   September 27, 1993) - NASDAQ                                5-7/8           3-3/4
  Second Quarter                                               5-3/4             4
  First Quarter                                                5-1/2             5

         The high and low closing prices of the Common Stock during the fourth quarter of 1995 were $4.94 and $3.38, respectively. At March 15, 1996, the closing price of the Common Stock was $2.31. At December 31, 1995, there were 11,139,709 shares of the Company's Common Stock outstanding held of record by approximately 4,000 stockholders.

ITEM 5. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Fortune's primary focus is domestic exploration for, and development of, oil and natural gas reserves. The Company expects in the future to make use of advanced 3D and 2D seismic technology, beginning with the Zydeco 3D Venture. Prior to June 1994, Fortune had been an oil and gas acquisition and development company seeking to acquire proved reserves and development opportunities on proven properties. Fortune encountered losses during the past three years, some of which were generated by conditions such as commodity price induced impairments and key non-operated wells which had production curtailed to meet government maximum field allowable levels. The Company initiated the change from an acquisition based to an advanced technology exploration based plan of operation to attempt to reduce potential finding costs of oil and gas reserves to an amount which is less than the cost per BOE to acquire them. There can be no assurance that such a strategy will be effective.

YEARS ENDED DECEMBER 31, 1994 AND 1995

         During the year ended December 31, 1995 Fortune had a net loss of $6,214,000, compared to a net loss of $2,943,000 for the year ended December 31, 1994. The loss for the period ended December 31, 1995 was primarily due to a $2,530,000 impairment charge attributable to the Company's early adoption of Financial Accounting Standards Board Statement 121 (Accounting for the Impairment of Long-Lived Assets) and $1,472,000 of exploration expenses, including geological and geophysical, dry hole and abandoned leasehold cost.

         In spite of a slight increase in production in 1995, net revenues from sales of oil and gas decreased $380,000 (11%) in the year ended December 31, 1995, compared to the same 1994 period. The decrease resulted primarily from lower natural gas prices combined with shutting in the Company's Hopper Canyon oil field for 5-1/2 months due to a storm damaged access road. Natural gas prices averaged $1.77 for the year ended December 31, 1995, compared to $2.09 for 1994. Oil prices averaged $14.66 per barrel for the year ended December 31, 1995 as compared to $14.14 per barrel for the year ended December 31, 1994.

         Other income consisted primarily of interest income, operator's overhead fee revenues being charged on joint owned wells and a prospect fee of $50,000 paid to the Company when if farmed out its 50% interest in its Polaris Prospect offshore Louisiana.

         Direct production expenses increased during 1995 by $424,000 (39%) compared to 1994. The increase is due primarily to the additional operating expense from the acquired production in Rio Arriba, New Mexico, Refugio County, Texas and offshore Louisiana; additional wells brought on production in New Mexico and Refugio County, Texas; and additional expenses incurred in Hopper Canyon Field, for repairs due to storm damage.

         During 1995, Fortune's general and administrative expenses increased by $192,000 (19%), over 1994. The increase was due primarily to increased insurance costs, legal fees, public relations expenses, shareholder expense and expense to relocate the Company's headquarters. Interest expense increased by $410,000 (89%) for the year ended December 31, 1995, due to increased interest bearing debt from the Refugio County, Texas and Rio Arriba County, New Mexico acquisitions. The Company's provision for depletion, depreciation and amortization decreased by $261,000 (13%) in the year ended December 31, 1995, compared to the same 1994 period due to the effect of the prior year impairment write-off.

         The Company incurred $418,000 in geological and geophysical costs in 1995 vs. none in 1994. Dry hole costs increased $803,000 over 1994 due primarily to incurring $799,000 in dry hole cost on the Aurora well offshore Louisiana.

         The Company follows the intrinsic value method for stock options granted to employees. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock- Based Compensation." The Company does not intend to adopt the fair value method for stock-based compensation plans, which is an optional provision of Accounting Standard 123.

YEARS ENDED DECEMBER 31, 1994 AND 1993

         During the year ended December 31, 1994 Fortune had a net loss of and $2,943,000, compared to a net loss of $3,654,000 for the year ended December 31, 1993. The loss for the period ended December 31, 1994 was primarily due to high depletion expense, lower natural gas prices received by the Company during the period and higher lease operating costs attributed to the properties acquired earlier this year. The loss for the year ended December 31, 1994 also includes a $1,031,000 impairment against oil and gas reserves, a one time charge of $225,000 for a severance package, to be paid over a two year period, to Daniel
E. Pasquini, the Company's former president who resigned on June 23, 1994, and a $315,000 charge for the Company's interest in a Webb County, Texas, exploration project. The $315,000 Webb County loss consisted of $115,000 in dry hole costs and a $200,000 non-cash impairment which was included in abandoned leasehold expense.

         Net revenues from sales of oil and gas increased $577,000 (21%) in the year ended December 31, 1994, compared to the same 1993 period. The increase resulted primarily from production from wells acquired and recompletion activities at the La Rosa Field. Oil prices the Company received averaged $14.14 per barrel for the year ended December 31, 1994 as compared to $14.33 per barrel for the year ended December 31, 1993. Gas prices averaged $2.09 per Mcf for the period ended December 31, 1994 as compared to $2.28 for the year ended December 31, 1993. Also, in the year ended December 31, 1994 other income consisted primarily of operator overhead fee revenues being charged on joint owned wells.

         Direct production expenses increased by $144,000 (15%) in the year ended December 31, 1994, compared to 1993. The increase was primarily due to the increase in direct operating expense from the acquired production and additional wells put on production as a result of recompletions and facility installations in Refugio County, Texas and Rio Arriba County, New Mexico net of expense reductions in California operations.

         During 1994, Fortune's general and administrative expenses increased by $229,000 (29%) over 1993 general and administrative expenses. The increase was due primarily to increased insurance costs, legal fees, public relations expenses, shareholder expense and expense attributed to a failed merger attempt during the year. Interest expense increased by $149,000 (48%) for the year ended December 31, 1994, due to increased interest bearing debt from the Refugio County, Texas and Rio Arriba County, New Mexico acquisitions. The Company's provision for depletion, depreciation and amortization increased by $351,000 (20%) in the year ended December 31, 1994, compared to the same 1993 period because of depletion related to the additional acquired oil and gas properties and lower gas prices at year end. During 1994, the Company also had impairments and abandoned leasehold costs totaling $1,280,000 on the Company's oil and gas properties.

LIQUIDITY AND CAPITAL RESOURCES

         On June 30, 1995, the Company closed an underwriting of 4,100,000 shares of Common Stock at a price of $2.00 per share. On July 5, 1995, the underwriters exercised their overallotment option for an additional 500,000 shares. The Company netted approximately $8.1 million after deduction of underwriting discounts and costs of the offering. On December 11, 1995, the Company closed a private placement of 1,321,117 shares to acquire a producing property and raise additional capital. From this sale, the Company netted approximately $3.3 million after payment of expenses of the offering. See "Description of Business - Acquisition Activity -- South Timbalier Block 76."

         Fortune's operating cash flow decreased during 1995 to $(1,112,000) or (326%) as compared to 1994. This decrease in cash flow was primarily the result of the effect of lower natural gas prices, the shutting-in of the Company's Hopper Canyon Field, higher operating costs and the occurrence of geological and geophysical expenses in 1995.

         Fortune's internal liquidity and capital resources in the near term will consist of working capital derived from its oil and gas operations and the proceeds from the sale of its California properties. These items comprise all of Fortune's liquid assets. Fortune's working capital increased during 1995 due to the cash infusions from the 1995 stock offerings and the anticipated 1996 sales of the California properties. The proceeds from the sale of the California properties were used to pay down the Bank One credit facility after year end. The Company was in breach of its cash flow covenant at December 31, 1995. Bank One has waived such breach at December 31, 1995, however, the Company has reclassified the entire Bank One debt to short term for accounting purposes as it does not believe it will obtain sufficient cash flow, over the next several months, to avoid a future breach of the covenant.

         On January 14, 1994, the Company entered into a $10 million secured master revolving credit facility with Bank One, Texas, N.A. The facility expires, if not further renewed or extended, on April 1, 1997. The amount the Company may borrow under the Credit Facility is determined by the borrowing base as calculated by the Bank semi-annually on the basis of the Company's oil and gas reserves. The principal balance of the Credit Facility at March 14, 1996 is $1,900,000. At December 31, 1995, the borrowing base under the Credit Facility was $3,200,000. The borrowing base continues to decline at the rate of $75,000 per month. Due to the breach in the cash flow covenant, the Company is not able to fully utilize this borrowing base capacity at this time. The Credit Facility is secured by a mortgage on substantially all of the Company's existing proved oil and gas properties with the exception of the newly acquired South Timbalier Block 76. Under the terms of the facility, the Company is subject to certain covenants, including restrictions or requirements with respect to working capital, tangible net worth, net cash flow, additional debt, asset sales and certain mergers.

         On April 24, 1995, in connection with the Bank One agreement to waive certain covenant breaches, Bank One required the Company to enter into a lockbox arrangement pursuant to which its revenues are paid to an account with Bank One. Bank One instituted the lock box arrangement to monitor the Company's revenues until such time the Company could demonstrate it could consistently meet the terms of the principal covenants. There is no limitation placed on any funds subject to the lock box arrangement. In addition, the Company agreed to consider selling its California properties, although this was not a requirement of the bank.

         Total 1995 capital expenditures, including expenditures for property acquisition and drilling and completion costs, were $4,415,000 as compared to $4,065,000 for 1994. Capital expenditures for the year ended December 31, 1994 were $4,065,000, as compared to $6,750,000 for the same 1993 period.

         Fortune's capital expenditures for 1996 are currently estimated to be approximately $2,500,000 for its exploration activities. The Company intends to provide for these expenditures with its available cash and either the exercise of outstanding warrants, as described herein, the recovery of prospect costs advanced by the Company, or a private placement of equity. Should such funds not be available to the Company as required for timely drilling, the Company can reduce its working interest participation in the wells, farm-out additional interest or put its interest back to Zydeco for an overriding royalty and after payout working interest. Should the Company's working interest in exploration projects be reduced, then the Company would not derive as great a benefit as it may have otherwise enjoyed in the event of an exploration success.

         At December 31, 1995, the Company was receiving an average of $2.32 per Mcf for its gas production and $16.10 per Bbl. for its oil production. At December 31, 1994, the Company was receiving approximately $14.62 per barrel as an average price for its produced oil and $1.39 per Mcf as an average price for its produced gas.

         In order to provide capital for development activities, in December 1994, the Company borrowed an aggregate of $750,000 from certain principal stockholders and members of management. For additional information regarding the terms of these loans, see "Certain Relationships and Related Transactions."

         In 1994, cash flows provided by operating activities were $491,000,used in investing activities were $4,287,000 and provided by financing activities were $4,085,000. Net cash provided by operating activities decreased by $489,000 from 1993 and reflects the result of higher revenues from oil and gas production activities, offset by cash used to reduce liabilities from 1993 balances. Net cash used in investing activities increased by $2,171,000 from 1993 due to decreased expenditures for property and equipment. Net cash provided by financing activities decreased by $1,356,000 from 1993 as a net result of the proceeds provided by the Company's Credit Facility, offset by the retirement of the Klein and Halliburton notes in comparison to 1993's Common Equity offering proceeds.

         In 1993, cash flows provided by operating activities were $980,000, used in investing activities were $6,458,000 and provided by financing activities were $5,441,000. Net cash provided by operating activities increased by $783,000 from 1992 and reflects significantly higher revenues and year-end receivables and inventories from oil and gas production activities, offset by cash used to pay down current portions of long-term debt. Net cash used in investing activities increased by $6,222,000 from 1992 due to increased expenditures for property and equipment. Net cash provided by financing activities increased by $5,413,000 from 1992 as a net result of the proceeds provided by the Company's public equity offering of Units, offset by the retirement of the Hinkle and Halliburton Notes, payments on debt incurred in the Webb County properties' acquisition and the Company's costs of the public equity offering.

         Fortune has obtained updated oil and gas reserve reports from Huddleston & Co. Inc., of Houston, Texas, its independent engineers, dated March 8, 1996. These reports indicated a net present value discounted at ten percent of the Company's proved reserves equal to $8.9 million at December 31, 1995, compared to a $8.1 million discounted value at December 31, 1994. Of that total value, the proved developed producing wells had a discounted value of $6.7 million at December 31, 1995 compared to $5.7 million at December 31, 1994. Total net proved recoverable reserves at December 31, 1995 decreased to 347,000 barrels of oil and 5.9 billion cubic feet of natural gas from 1,647,000 barrels of oil and 5.9 billion cubic feet of natural gas at December 31, 1994. The decrease in proved oil reserves was primarily attributable to reclassifying to oil and gas properties held for sale, the Company's California properties which were sold in February 1996.

         The Company has filed a registration statement with the Securities and Exchange Commission in connection with a possible exchange offer to be made to holders of the Company's outstanding Debentures. The Company does not intend to proceed with the exchange offer unless the price of the Common Stock on the AMEX exceeds $4.00 per share. The closing price of the Common Stock on the AMEX on March 15, 1996, was $2.31 per share. If such exchange offer is made, the Company anticipates that the minimum exchange ratio would be one share of Common Stock for each $4.00 principal amount of indebtedness, at least 80% principal amount of the Debentures would need to be exchanged in order for the exchange offer to be completed. The purpose of the exchange offer would be to relieve the Company of approximately $1,700,000 of long term debt and approximately $180,000 of annual interest expense. No assurance can be given that such exchange offer will be made by the Company or, if made, that it will result in the exchange of any of the Debentures into shares of Common Stock.

CAPITAL EXPENDITURES

         The total capital expenditures of the Company for the year ended December 31, 1995, excluding properties purchased, and for the years ended December 31, 1994, and 1993 were $3,170,000, $1,283,000 and $346,000, respectively. The increase in capital expenditures for 1995 was principally attributable to capital expended to acquire, explore and develop the Company's acquired interests offshore Louisiana, New Mexico and Refugio County, Texas.

ITEM 6. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is submitted beginning at page 26.

ITEM 7. CHANGE IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 8. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE ACT

         The directors and executive officers of the Company are as follows:

 Director and/or
 Executive Officer                        Age        Title
 -----------------                        ---        -----
 Charles A. Champion(3)                    64        Chairman of the Board (until February 8, 1996)
 Tyrone J. Fairbanks(1)                    39        President, Chief Executive Officer, and
                                                     and Director
 J. Michael Urban                          42        Vice President, Chief Financial Officer
 Dean W. Drulias (1)(2)                    49        Director and Secretary
 Graham S. Folsom (1)(3)                   39        Director
 William T. Walker, Jr.(1)(2)              64        Director
 Barry Feiner(1)(2)                        62        Director
 Gary Gelman(3)                            30        Director
 Charif Souki(4)                           44        Director
 William D. Forster(4)                     49        Director
 John L. Collins                           51        Vice President of Investor Relations

------------------
(1)      Member of Executive Committee
(2)      Member of Compensation Committee
(3)      Member of Audit Committee
(4) Appointed by the Board of Directors on July 27, 1995, to fill newly created vacancies on the Board of Directors. Messrs Souki and Forster have announced their intention to resign from the Board of Directors to pursue other business opportunities. Such resignations are expected to become effective prior to March 31, 1996. See "Certain Relationships and Related Transactions."

         On February 8, 1996, Mr. Charles A. Champion resigned as Chairman and Director of Fortune Petroleum citing the relocation of the Company's headquarters and the recent emphasis on exploration in Texas, Louisiana and the Gulf of Mexico. While Mr. Champion has over 40 years experience in the oil and gas industry, his area of expertise is largely California oil and gas production. Mr. Charles A. Champion joined Fortune's Board of Directors in March 1994 and was elected Chairman in July 1994.

         Mr. Tyrone J. Fairbanks has served as a Director of Fortune since January 1991. Mr. Fairbanks also serves as President, Chief Executive Officer and Chief Financial Officer of the Company. Prior to joining Fortune, Mr. Fairbanks served as President, Chief Executive Officer and Director of Fairbanks & Haas, Inc. from January 1990 to January 1991. Fairbanks and Haas, Inc. was an oil and gas exploration, production, acquisition and operations company located in Ventura, California. Mr. Fairbanks co-founded Fairbanks & Haas, Inc. and served in the capacity of Director and Executive Vice-President from February 1987 to January 1990. See "Business and Properties - Acquisition Activity - Fairbanks & Haas, Inc." Prior to Fairbanks & Haas, Inc., Mr. Fairbanks served in positions of increasing responsibility in the area of accounting, finance, administration and operations within various segments of the oil and gas industry. Mr. Fairbanks attended California State University at Northridge and continued his education with courses in finance and accounting at the University of California at Los Angeles extension and the University of Pennsylvania - Wharton Business School extension.

         Mr. J. Michael Urban was hired effective March 11, 1996, as the Company's Vice President and Chief Financial Officer. Mr. Urban formerly served as Vice-President, Finance with Norcen Explorer, Inc., (Norcen) a Texas based oil and gas company with operations primarily in the offshore Gulf of Mexico. Norcen is a wholly owned subsidiary of Norcen Energy Resources Limited, a Canadian public company. Mr. Urban had been with Norcen since March 1986. Prior to joining Norcen, Mr. Urban was with Arthur Andersen & Co. for six years and a private Gulf Coast oil and gas company for three years. Mr. Urban received his BBA in Accounting from the University of Texas in 1976 and has been a Certified Public Accountant in the State of Texas since 1978.

         Mr. Dean W. Drulias is a stockholder of and a practicing attorney at the law firm of Burris, Drulias & Gartenberg, a Professional Corporation, which has served as counsel to the Company since its incorporation in May 1987. Mr. Drulias has served as a director since 1991 and as Secretary since July 1994. During 1993, 1994 and 1995, his firm billed the Company a total of $117,357, $109,050 and $182,643, respectively, for legal fees and costs. He has practiced law in the Los Angeles area since 1977 after graduating from Loyola Law School and specializes in areas of energy, environmental and real property law. Mr. Drulias is Vice-Chairman of the Company's Executive Committee. Mr. Drulias received his B.A. degree from the University of California at Berkeley in 1971.

         Mr. Graham S. Folsom has served as the Chief Financial Officer of Klein Ventures, Inc. since April 1987. Klein Ventures, Inc. is a diversified investment company. Mr. Folsom has been active in the oil investments of such company and its affiliates since 1987. Mr. Folsom has been licensed as a Certified Public Accountant in the State of California since 1982 and is responsible for all of the accounting and financial affairs of Klein Ventures and its affiliates. Mr. Folsom is chairman of the Company's Audit Committee. Mr. Folsom is a graduate of University of the Pacific with a B.S. degree in business administration.

         Mr. William T. Walker, Jr. joined Fortune's Board after the successful completion of Fortune's $7.425 million secondary equity offering in October 1993. Mr. Walker founded Walker Associates, a corporate finance consulting firm for investment banking, in 1985 and has participated in or been instrumental in completing over $250,000,000 in public and private offerings since its inception. Prior to forming Walker Associates, Mr. Walker served as Executive Vice President, Manager of Investment Banking, Member of the Board and Executive Committee and Chairman of the Underwriting Committee for Bateman Eichler Hill Richards, a New York Stock Exchange Member firm from 1969 to 1985 when Bateman Eichler Hill Richards was purchased by Kemper Group. Prior to joining Bateman Eichler Hill Richards, Mr. Walker served in various executive capacities and was a partner with the investment banking firm of Glore Forgan, William R. Staats & Co. in New York. Mr. Walker attended Stanford University. He also serves on the boards of directors of Go Video, Inc. (AMEX) and Ameriquest, Inc. (NYSE).

         Mr. Charif Souki was appointed to the Board of Directors on July 27, 1995, to fill a vacancy created by the expansion of the board from seven to nine members. Mr. Souki is the son of Samyr Souki, the President of BSR Investments, Ltd. which is a substantial owner of the Common Stock. Mr. Souki disclaims beneficial ownership of the securities held by BSR Investments, Ltd. Mr. Souki was retired during 1990, 1991 and 1992 and a private investor and restaurant owner during 1993, 1994 and 1995. On March 15, 1996, Mr. Souki announced his intention to resign from the Board of Directors in the immediate future. The Company anticipates that such resignation will become effective prior to March 31, 1996.

         Mr. William D. Forster was also appointed to the Board of Directors on July 27, 1995, to fill a vacancy created by the expansion of the board. Mr. Forster is the chairman of W. Forster & Co., a New York-based private investment banking firm. Prior to forming that company, Mr. Forster was a managing director of Lehman Bros. for approximately 11 years. On March 15, 1996, Mr. Forster announced his intention to resign from the Board of Directors in the immediate future. The Company anticipates that such resignation will become effective prior to March 31, 1996.

         Mr. Barry Feiner was elected to the Company's Board of Directors on January 20, 1995. The Company agreed to elect him pursuant to an arrangement with Mr. Jack Farber, now deceased, formerly a principal stockholder of the Company. See "Certain Relationships and Related Transactions" and "Principal Stockholders." Mr. Feiner graduated from Columbia Law School and is a member of the Bar of the State of New York. He has practiced law in the State of New York since 1965. His practice concentrates on the areas of corporate and securities law. Prior to beginning private practice, Mr. Feiner served on the staff of the Securities and Exchange Commission. Mr. Feiner holds a B.A. degree from Brandeis University. Mr. Feiner is Chairman of the Compensation Committee.

         Mr. Gary Gelman was elected to the Company's Board of Directors on January 20, 1995. The Company agreed to elect him pursuant to an arrangement with Mr. Jack Farber, now deceased, formerly a principal stockholder of the Company. See "Certain Relationships and Related Transactions" and "Principal Stockholders." Mr. Gelman graduated from San Diego State University in 1989 and has served as president of GAR-COR Holding Corporation, a real estate management and brokerage firm, since that time. Mr. Gelman also serves as a loan consultant with National Bank of New York City and is a principal partner of Hands-on Management, a property management and brokerage company managing approximately 400 apartments in 15 buildings. Mr. Gelman is the grandson of Mr. Jack Farber.

         Mr. John L. Collins was hired by the Company as Vice President of Investor Relations effective May 30, 1995. Mr. Collins will serve at the pleasure of the Board of Directors. He formerly served as Vice President of Investor Relations with Texas Meridian Resources Corporation, a Texas based oil and gas company, a position he held from January 1991 until his resignation to join Fortune in May 1995. Mr. Collins became a registered representative with Merrill Lynch in 1970 and spent 20 years in the securities industry, serving as Vice President-Investments with A.G. Edwards & Company from 1980 to 1989. During 1990, he held a sales position with Frontier Directory.

         DIRECTOR COMPENSATION

         As compensation to outside directors, the Company pays directors' fees equal to $2,500 per quarter, one half in shares of Fortune common stock valued at $1,250 based on the value of the stock on the last day of each quarter and $1,250 in cash. Inside directors do not receive any compensation for serving as directors.

         COMMITTEES OF THE BOARD

         During the year ended December 31, 1995, the Board of Directors met 19 times. The audit committee met one time and the compensation committee met three times. Directors Souki, Forster, Walker an Folsom each missed one Board meeting. Mr. Feiner missed two Board meetings. Mr. Gelman and Mr. Champion missed six Board meetings. Mr. Fairbanks and Mr. Drulias attended all Board meetings. Each member of a Board committee attended all committee meetings.

         The audit committee consists of three outside directors. Currently, Graham Folsom is the chairman of the committee. It also meets separately with representatives of the Company's independent auditors and with representatives of senior management. The committee reviews the scope of audit coverage, the fees charged by the independent auditors, matters relating to internal control systems and the expenses of senior executives.

         The compensation committee consists of three outside directors. Barry Feiner is the chairman of the Committee. The compensation committee met once during 1994. The committee proposes and administers the Company's stock option plans, long-term incentive plans and executive incentive plans. In this capacity, the committee recommends all option grants or awards to Company officers and executives. The committee also recommends the establishment of policies dealing with various compensation, pension and profit sharing plans, although at this time no such plans have been created.

         On December 14, 1995, Fortune established an Executive Committee consisting of five directors to review significant matters affecting the Company. The Committee has no authority to approve any transaction involving the expenditure of funds in excess of the spending authority granted to the Chief Executive Officer. It is anticipated that the Executive Committee will meet at least monthly but more often as necessary.

         DELINQUENT REPORTS UNDER SECTION 16(A)

         During 1995, two of the Company's directors, Messrs Souki and Forster, were delinquent in filing reports under Section 16(a) of the Securities Exchange Act of 1934, as amended. To the Company's knowledge, no filings were made by either person from the date of their appointment as directors(July 27, 1995) through December 31, 1995. Both of these individuals have announced their intention to resign from the Board of Directors effective March 1996.

ITEM 9.  EXECUTIVE COMPENSATION

         The following table lists the total compensation paid by the Company to persons who served in the capacity of chief executive officer during the periods indicated and to the only other executive officer who received annual compensation in excess of $100,000:

                           SUMMARY COMPENSATION TABLE

                                     Annual Compensation            Long Term Compensation
                                     -------------------            ----------------------
                                                                           Awards
NAME AND PRIN-                                                      SECURITIES UNDERLYING
CIPAL POSITION                   YEAR     SALARY        BONUS           OPTIONS/SARS
--------------                   ----     ------        -----           ------------
Charles A. Champion(1)           1995
Chairman                         1994    $ 36,000          -                 50,975
Tyrone J. Fairbanks(2)           1995    $125,000       $25,000             105,599
President and CEO                1994    $102,500       $15,000              78,900

---------------
(1) Mr. Champion was elected Chief Executive Officer on June 23, 1994, concurrently with the resignation of Daniel E. Pasquini as president. Mr. Champion did not previously serve as an executive officer of Fortune. On January 5, 1995, Mr. Champion resigned as Chief Executive Officer and Mr. Fairbanks was elected by the Board to succeed him in that position. Mr. Champion remained as Chairman of the Board until his resignation as Chairman and Director on February 8, 1996.

(2) The only years in which Mr. Fairbanks received salary and bonus exceeding $100,000 was 1995 and 1994. Mr. Fairbanks was elected President of Fortune on June 23, 1994, and became Chief Executive Officer on January 5, 1995. Prior to his election as President, he served as a Vice President and Chief Financial Officer.

         On May 30, 1995 the Company hired Mr. John L. Collins as Vice President of Investor Relations with a salary of $96,000 per year. Fortune issued to Mr. Collins 25,000 stock purchase warrants exercisable at $3.25 (the market price of the Common Stock on May 30, 1995, the date of issue) and expiring May 30, 2000.

         On March 11, 1996 the Company hired Mr. J. Michael Urban as Vice President and Chief Financial Officer with a salary of $120,000 a year. Fortune issued Mr. Urban 35,000 stock purchase warrants exercisable at $2.5625 (the market price of the Common Stock on March 11, 1996, the date of issue) and expiring on March 11, 2001.

         The following table lists the outstanding options held by the Company's Chief Executive Officer under Company's Stock Option Plans:

                  AGGREGATE OPTION EXERCISE IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

                                                                              Number of               Value of Unexercised
                                                                          Unexercised Options         in-the-Money Options
                                                                             at FY-End (1)               at FY-End (1)
                           Shares Acquired                                    Exercisable/                Exercisable/
Name                         on Exercise          Value Realized ($)         Unexercisable                Unexercisable
----                         -----------          ------------------         -------------                -------------
Tyrone J. Fairbanks               -                        -                   216,999/0                   $461,122/$0

---------
(1) Based on the closing price of the Common Stock on December 29, 1995. Based upon the Company's closing price at March 15, 1996, none of the options are "In-the-money".

EMPLOYMENT AGREEMENTS

         The Company has entered into an employment agreement with Tyrone J. Fairbanks, its President and Chief Executive Officer. The agreement provides that if employment is terminated for any reason other than for cause, death or disability within two years following a change in control (which for purposes of this Agreement means a change in the majority of the Board of Directors following certain special events) Mr. Fairbanks is entitled to receive a single payment equal to two year's compensation and all shares of Common Stock subject to stock options then held by him without payment of the exercise price therefor. Mr. Fairbanks' agreement also provides for two (2) years of consulting services upon the completion of the primary term of his contract at forty percent (40%) of the last compensation thereunder. Mr. Fairbanks' current employment agreement provides for an annual salary of $150,000. The term of Mr. Fairbanks' employment contract expires December 31, 1997.

STOCK OPTIONS

         Fortune has four Stock Option Plans. The plans cover all officers and employees of the Company. Three of the plans also provide for options for directors of the Company. Awards are made by the Board of Directors upon recommendations of its Compensation Committee. There is no performance formula or measure. Options granted under the 1987 plan must be exercised within ten years of the date of grant or they are forfeited. Options granted under the 1988 plan, the 1991 plan and a new plan adopted in 1993 must be exercised within five years of the date of grant or they are forfeited. No future options will be granted under existing option plans at less than 85% of the fair market value of the Common Stock. In addition, for a period of one year following the date of this report, the Company will not grant any options or warrants, other than options or warrants issued or granted in bona fide financing transactions, which would result in the aggregate number of options and warrants exceeding 10% of the then outstanding Common Stock.

         All options available under the 1987, 1988 and 1991 plans have been granted, and no shares remain under any of these plans on which options may be granted. Options under the 1993 plan available for grant in 1993, 1994 and 1995 have been granted; additional options may be granted under the 1993 plan in 1996 and 1997. Options have been granted as follows: (1) under the 1987 plan, options for 12,500 shares at a price of $2.60 per share; (2) under the 1988 plan, options for 27,500 shares at $2.60 per share; under the 1991 plan, options for 32,500 shares at $6.00 per share; and (4) under the 1993 plan, options for 75,000 shares at $5.00 per share granted in 1993, options for 263,000 shares at $5.48 per share granted in 1994 and options for 264,000 shares at $6.03 per share granted in 1995. The prices of the options granted in 1991, 1993, 1994 and 1995 were reduced to $2.75 on January 12, 1994.

         The following table shows the grants of stock options to each of the executives named in the Summary Compensation Table during 1995. No options were exercised by any of these individuals during 1995.

                              OPTION GRANTS IN 1995

                        Number of              % of Total
                       Securities             Options/SARs
                       Underlying              Granted to
                      Options/SARs            Employees in             Exercise or Base           Expiration
        Name             Granted              Fiscal Year                Price ($/Sh)                Date
        ----          ------------            -----------              ----------------           ----------
Charles A.               26,400                  10.0%                    $2.75                   05/08/1996
Champion
Tyrone J.               105,999                  40.0%                    $2.75                   01/12/2000
Fairbanks

         In the event of a change in control of the Company, the shares of the Company's common stock subject to options granted to all option holders under the Company's stock option plans will be issued to them without further action on their part or the payment of the exercise price for such shares.

LIMITED LIABILITY OF DIRECTORS

         In accordance with the Delaware General Corporation Law, the Company has included a provision in its Certificate of Incorporation to limit the personal liability of its directors for violations of their fiduciary duties. The provision eliminates such directors' liability to the Company or its stockholders for monetary damages, except (i) for any breach of the directors' duty of loyalty to the Company or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) for unlawful payment of dividends or unlawful stock purchases or redemptions, or (iv) for any transaction from which any director derived an improper personal benefit.

         This provision protects the Company's directors against personal liability for monetary damages arising from breaches of their duty of care. Directors remain liable for breaches of their duty of loyalty to the Company and its stockholders and for the specific matters set forth above, as well as for violations of the federal securities laws. The provision has no effect on the availability of equitable remedies such as injunction or rescission. Additionally, these provisions do not protect a director from activities undertaken in any capacity other than that of director.

INDEMNIFICATION OF OFFICERS AND DIRECTORS

         The Company's bylaws provide for indemnification of its officers and directors to the fullest extent permitted by the Delaware General Corporation Law in effect at the time of a claim for indemnification. Such indemnification applies to any threatened, pending or contemplated suit or proceeding arising by reason of such person acting as an officer or director of the Company or its affiliates.

         Insofar as indemnification for liabilities arising under the Act may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is therefore unenforceable.

ITEM 10. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table contains information at February 29, 1996, as to all persons who, to the knowledge of the Company, were the beneficial owners of five percent (5%) or more of the outstanding shares of the common stock of the Company and of all officers and directors.

                                                     Amount and Nature                  Percent
            Name                                  Of Beneficial Ownership             Of Class(1)
            ----                                  -----------------------             -----------
William D. Forster, (Director)
  237 Park Ave, New York (2)                              1,030,000 (3)                  8.8%

BSR Investments, Inc., Paris, France(2)                   1,030,000 (4)                  8.8%

Barry Blank, 5353 N. 16th St., Phoenix, AZ                  711,313 (6)                  6.1%

Klein Ventures, Inc.,                                       640,017 (5)                  5.6%
  1307 E. Pine St., Lodi, CA

Tyrone J. Fairbanks (Director, President,
  and CEO) 515 W. Greens Rd., Houston, TX                   238,440 (7)                  2.1%

William T. Walker, Jr. (Director)
  515 W. Greens Rd., Houston TX                             152,992 (7)                  1.4%

John L. Collins (Vice President)
  515 W. Greens Rd., Houston TX                             100,000 (7)                   *

Graham S. Folsom (Director)
  515 W. Greens Rd., Houston, TX                             58,384                       *

Dean W. Drulias (Director and Secretary)
  515 W. Greens Rd., Houston, TX                             49,520                       *

J. Michael Urban (Vice President and CFO)
  515 W. Greens Rd., Houston, TX                             35,000 (7)                   *

Gary Gelman (Director)
  515 W. Greens Rd., Houston, TX                             19,112                       *

Barry Feiner (Director)
  515 W. Greens Rd., Houston, TX                             13,612                       *
                                                          ---------                     ----
All Officers and Directors
as a group of nine (9) persons                            1,697,060 (7)                 13.9%

-----------------

(1)  The asterisk (*) indicates less than 1%.

(2) Forster and BSR are the record holders of these shares issued in connection with the LEX acquisition. Ensign Financial Group Limited claims a one-third interest in such shares and the stock purchase warrants issued in the acquisition. In light of the dispute which has arisen over the ownership of these shares and warrants, the Company is unable to state the beneficial ownership of such shares and warrants. See "Business and Properties - Legal Proceedings." If Ensign's position is upheld by the New York courts and it is awarded one-third of the securities issued in the LEX acquisition, to the best of the Company's knowledge, the ownership, including shares underlying the stock purchase warrants and other securities noted in footnote (3), would be as follows:

                                                        Amount and Nature of            Percent
                                                        Beneficial Ownership            of Class
                                                        --------------------            --------
         Ensign Financial Group Limited, NY, NY                 800,000                    6.9%
         William D. Forster, New York, NY                       630,000                    5.5%
         BSR Investments, Inc., Paris, France                   630,000                    5.5%

(3) Includes 515,000 shares of Common Stock underlying stock purchase warrants exercisable at $4.75 per share and expiring April 2000.

(4) Includes 515,000 shares of Common Stock underlying stock purchase warrants exercisable at $4.75 per share and expiring April 2000. Based on information provided to the Company by BSR, voting and dispositive power is exercised by Samyr Souki, the president of BSR. Charif Souki, a director of the Company and son of Samyr Souki, disclaims any ownership interest in or dispositive power over such shares.

(5) Klein Ventures, Inc. is owned by Mr. Bud Klein. The number of shares shown includes 138,888 shares underlying stock purchase warrants issued to Klein Ventures, Inc. in the Hinkle acquisition, 115,000 shares underlying 80,000 public stock purchase warrants acquired in the Company's 1993 public equity offering exercisable at $3.75 per share and an aggregate of 88,629 shares of stock owned by Klein Bros. Holdings, Ltd., and 10,000 shares issuable upon exercise of stock purchase warrants with an exercise price of $2.40 per share which will be issued to Klein Ventures, Inc. in connection with such note. See "Certain Relationships and Related Transactions." Each record owner possesses sole voting and disposition power over such shares, and Klein Ventures, Inc. and Mr. Bud Klein disclaim beneficial ownership of shares owned by Klein Bros. Holdings, Ltd. which is owned by Klein Ventures, Inc. and five of Mr. Klein's children and relatives. However, Klein Ventures, Inc., Klein Bros. Holdings, Ltd. and Bud Klein may be considered a "group" under regulations of the Securities and Exchange Commission.

(6) Includes 279,200 shares of Common Stock and an additional 432,113 shares of which are underlying 300,600 stock purchase warrants held by Mr. Blank and exercisable at $3.75 per share. Mr. Blank is a Vice President and registered representative with Coleman and Company Securities, Inc., one of the Representatives of the Underwriters. See "Underwriting."

(7) Includes 216,999 shares issuable to Mr. Fairbanks upon the exercise of stock options granted to him under the Company's various stock option plans, exercisable at $2.75 per share; an aggregate of 139,801 shares issuable upon exercise of stock options granted to other officers and directors under the Company's various stock option plans, exercisable at $2.75 per share; 88,289 shares issuable upon exercise of common stock purchase warrants (at $4.41 per warrant) and 22,264 shares issuable upon exercise of 3,600 warrants (at $11.14 each for 3.3097 shares of Common Stock and two stock purchase warrants exercisable at $3.75 each for 1.4375 shares) issued in connection with the Company's 1993 equity offering to William T. Walker, Jr. prior to becoming a director of the Company; 25,000 shares issuable upon the exercise of common stock purchase warrants (at $3.25 per share) issued to John L. Collins on May 30, 1995; 35,000 shares issuable upon the exercise of common stock purchase warrants (at $2.5625 per shares) issued to J. Michael Urban on March 11, 1996.

ITEM 11. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As part of the relocation of Fortune Petroleum Corporation's headquarters to Houston, Texas, the Company provided Tyrone J. Fairbanks, its President and Chief Executive Officer, with an incentive relocation package to facilitate his move to Texas. The package consisted of a payment by the Company of Mr. Fairbanks' moving expenses, a non-recourse, unsecured loan in the amount of $80,000 bearing interest at the rate of 6% per annum, with $20,000 of such loan forgiven in each of four consecutive years beginning in 1996 provided Mr. Fairbanks is still employed by the

Company or has been terminated by the Company without cause, and a secured recourse loan in the amount of $70,000 also bearing interest at the rate of 6% per annum, payable interest only for two years with a $35,000 principal payment due on the second and third anniversary of the loan. The Company also extended the term of Mr. Fairbanks' employment contract through December 31, 1997.

         Subsequent to the consummation of the acquisition of LEX, Messrs. Forster and Souki were elected to the Board of Directors of the Company. Their election to the Board was not a term or condition of the transaction. For information regarding the consideration received by Mr. Forster and BSR in the transaction, see: "Acquisition Activity - - Lagniappe Exploration Corporation/Zydeco Exploration". BSR is a corporation owned by members of the family of Mr. Souki. In connection with the acquisition, Mr. Forster and BSR agreed to indemnify Fortune against costs and expenses in connection with the Baytree litigation and are currently indebted to the Company in the amount of approximately $36,000 for expenses incurred by Fortune in the litigation.

         On April 24, 1995, the Company obtained a $300,000 "bridge" loan to enable it to pay certain expenses, including $100,000 on its Credit Facility. The loan was obtained from LEX, which in turn had borrowed the funds from several individuals. Upon the consummation of the Company's acquisition of LEX, it became liable on such loans. The loans were repaid out of the proceeds of the Company's recently concluded Common Stock offering. Among the individuals who loaned funds to LEX were Mrs. William H. Forster, mother of William D. Forster, a principal of LEX and now a director and principal stockholder of Fortune, and John E. McConnaughy, Jr., formerly a principal stockholder of the Company. See "Principal Stockholders." Each of Mrs. Forster and Mr. McConnaughy loaned LEX $100,000 and received from LEX, as an inducement to make the loan, 33,333 shares of Common Stock and 33,333 stock purchase warrants out of 170,000 shares and 170,000 warrants issued to LEX prior to the closing of the acquisition. W. Forster & Co., Inc., a corporation wholly owned by William D. Forster, received a $30,000 placement fee from the Company for assistance in arranging the $300,000 bridge loan. As a result of its acquisition of LEX, Fortune was required, at the time the bridge loan was repaid, to accelerate the amortization of the value of the shares paid by LEX to the lenders in connection with the bridge loan in the amount of $150,000.

         In order to provide additional capital for development activities, on December 19 and 20, 1994, the Company borrowed an aggregate of $750,000 from certain principal stockholders and from each of its directors then serving (Messrs. Champion, Drulias, Fairbanks, Folsom and Walker). The directors loaned $175,000 to the Company in the aggregate. $375,000 was obtained from Klein Ventures, Inc., and $200,000 was obtained from Jack Farber. See "Security Ownership of Certain Beneficial Owners and Management." The notes were unsecured, bore interest at 11% per annum (1.5% above the Bank One, Texas, prime rate), payable monthly, and were due six months from their respective dates of issue. The loans from each of the directors were repaid in full on December 21, 1995. Both the Klein Ventures, Inc. and Farber notes permit the holder to elect to exchange their notes for shares of Common Stock at the price on the date the notes were issued ($2.00 and $1.875 per share, respectively), and Fortune reserved 294,166 shares of common stock for such purpose. Klein Ventures, Inc. and the Estate of Jack Farber exercised the option contained in their note agreement to convert the note to Fortune Common Stock. This option was not available to the directors.

         As additional consideration for making the loan, Klein Ventures, Inc. received 10,000 stock purchase warrants with an exercise price of $2.40 per share, and Mr. Farber received 35,000 stock purchase warrants with an exercise price of $1.875 per share. The Company also agreed to name two individuals nominated by Mr. Farber to fill vacancies on the Board of Directors. Barry Feiner, Esq., who served as counsel to Mr. Farber prior to the latter's death on May 5, 1995 and to Barry Blank, another principal stockholder of the Company, and Mr. Gary Gelman, Mr. Farber's grandson, were elected to the Board of Directors in January 1995 pursuant to this agreement. Both Mr. Feiner and Mr. Gelman were re-elected to the board by the stockholders at the 1995 annual meeting.

         See "Management - Directors and Officers" for information regarding legal services performed by Burris, Drulias & Gartenberg, A Professional Corporation, for the Company and the Representatives. Dean Drulias, a director of the Company, is a stockholder of such law firm.

         All of the foregoing transactions between the Company and members of management or principal stockholders were, and any future transactions will be, on terms no less favorable to the Company than those which could be obtained from unaffiliated third parties. In addition, no future transaction will be entered into between the Company and members of management or principal stockholders unless such transactions are approved by a majority of the directors who are not members of management or principal stockholders.

ITEM 12. EXHIBITS AND REPORTS ON FORM 8-K

(a) Material Contracts:

         10.1 Purchase and Sale Agreement between Fortune Petroleum and Arnold and Joan Travis dated January 31, 1996

         10.2 Purchase and Sale Agreement between Fortune Petroleum Corporation and Seneca Resources Corporation dated March 11, 1996

         10.3 Lease Agreement for 515 W. Greens Rd., Houston, Texas 77067

         10.4 Sublease agreement with Animation Magazine

         10.5 Fairbanks Loan Documents

(b) Consent of Expert:

         23.1 Consent from KPMG Peat Marwick LLP dated March 15, 1996

         23.2 Consent from Huddleston & Co., Inc. dated March 18, 1996

         23.3 Consent from Sherwin D. Yoelin dated March 14, 1996


(c) Reports on Form 8-K

         C-1  On December 26, 1995 the Company filed a report on Form 8-K Re:
              Acquisition of South Timbalier Block 76 offshore Louisiana

         C-2 On January 5, 1996, the Company filed a report on Form 8-K/A amending Form 8-K listed above and filed on December 26, 1996

         C-3 On March 8, 1996, the Company filed a report on Form 8-K pertaining to the Disposition and Sale of the Majority of its California properties.

             INDEX TO FINANCIAL STATEMENTS AND SUPPORTING SCHEDULES

                                                                     PAGE
                                                                     ----
Independent Auditors' Report - KPMG Peat Marwick LLP                  32

Balance Sheets - December 31, 1995 and
  December 31, 1994                                                   33

Statements of Operations for the years ended
  December 31, 1995, 1994 and 1993.                                   35

Statements of Stockholders' Equity for the years ended
  December 31, 1995, 1994 and 1993                                    36

Statements of Cash Flows for the years ended
  December 31, 1995, 1994 and 1993.                                   37

Notes to Financial Statements                                         38

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Fortune Petroleum Corporation:

We have audited the financial statements of Fortune Petroleum Corporation as listed in the accompanying index. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fortune Petroleum Corporation as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the each of the years in the three year period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," as of December 31, 1995.


/s/ KPMG PEAT MARWICK LLP

March 15, 1996
Houston, Texas

                          FORTUNE PETROLEUM CORPORATION

                                 BALANCE SHEETS

                                     ASSETS

                                                                December 31,
                                                       -----------------------------
                                                           1994             1995
                                                       ------------     ------------
CURRENT ASSETS:
     Cash and cash equivalents                         $    398,000     $  1,888,000
     Accounts receivable                                    550,000        1,035,000
     Oil and gas properties
       held for sale                                           --          1,180,000
     Prepaid expenses and oil inventory                     114,000          127,000
                                                       ------------     ------------
       Total Current Assets                               1,062,000        4,230,000
                                                       ------------     ------------
PROPERTY AND EQUIPMENT:
     Oil and gas properties, accounted for
       using the successful efforts method               17,912,000       18,960,000
     Automotive, office and other                           330,000          227,000
                                                       ------------     ------------
                                                         18,242,000       19,187,000
     Less--accumulated depletion, depreciation
     and amortization                                    (8,253,000)      (7,821,000)
                                                       ------------     ------------
                                                          9,989,000       11,366,000
                                                       ------------     ------------
OTHER ASSETS:
     Materials, supplies and other deferred charges         269,000           62,000
     Deferred credit facility costs (net of
        accumulated amortization of $39,000)                114,000             --
     Bond issuance costs (net of
       accumulated amortization of $122,000
       and $180,000)                                        167,000          109,000
     Restricted cash                                           --          3,230,000
                                                       ------------     ------------
                                                            550,000        3,401,000
                                                       ------------     ------------
TOTAL ASSETS                                           $ 11,601,000     $ 18,997,000
                                                       ============     ============

See accompanying notes to financial statements.

                          FORTUNE PETROLEUM CORPORATION

                                 BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                       December 31,
                                                                              -----------------------------
                                                                                  1994             1995
                                                                              ------------     ------------
CURRENT LIABILITIES:
     Current portion of long term debt                                        $  4,688,000     $  3,208,000
     Accounts payable                                                              393,000          280,000
     Accrued expenses                                                               78,000           96,000
     Executive severance payable                                                    96,000             --
     Royalties and working interests payable                                        53,000           94,000
     Accrued interest                                                              130,000          119,000
     Notes payable to officers, directors
       and stockholders                                                            200,000             --
                                                                              ------------     ------------
       Total Current Liabilities                                                 5,638,000        3,797,000
                                                                              ------------     ------------
NOTES PAYABLE TO OFFICERS,
  DIRECTORS AND STOCKHOLDERS                                                       550,000             --

LONG-TERM DEBT, net of current portion                                           1,685,000        1,689,000

EXECUTIVE SEVERANCE PAYABLE                                                         63,000             --

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $1.00 par value:
       Authorized--2,000,000 shares
       Issued and outstanding-- None                                                  --               --

     Common stock, $.01 par value Authorized--40,000,000 shares Issued and outstanding-- 2,644,032 and 11,139,709 shares at December 31,
       1994 and 1995, respectively                                                  26,000          111,000
     Capital in excess of par value                                             11,253,000       27,228,000
     Accumulated deficit                                                        (7,614,000)     (13,828,000)
                                                                              ------------     ------------
NET STOCKHOLDERS' EQUITY                                                         3,665,000       13,511,000
                                                                              ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 11,601,000     $ 18,997,000
                                                                              ============     ============

See accompanying notes to financial statements.

                          FORTUNE PETROLEUM CORPORATION
                            STATEMENTS OF OPERATIONS

                                                      For the Years Ended December 31,
                                                -------------------------------------------
                                                   1993            1994            1995
                                                   ----            ----            ----
REVENUES:
       Sales of oil and gas, net of
                 royalties                      $ 2,762,000     $ 3,339,000     $ 2,959,000
       Other income                                  72,000          58,000         234,000
                                                -----------     -----------     -----------
                                                  2,834,000       3,397,000       3,193,000
DIRECT PRODUCTION EXPENSES                          946,000       1,090,000       1,514,000
                                                -----------     -----------     -----------
REVENUES IN EXCESS OF DIRECT
  PRODUCTION EXPENSES                             1,888,000       2,307,000       1,679,000
                                                -----------     -----------     -----------
OPERATING EXPENSES
       Provision for depletion, depreciation
       and amortization                           1,719,000       2,070,000       1,809,000
       Geological and geophysical costs                --              --           418,000
       General and administrative expenses          791,000       1,020,000       1,212,000
       Abandoned leasehold costs                     71,000         249,000          56,000
       Dry hole costs                                  --           195,000         998,000
       Gain on sale of assets                      (133,000)           --              --
       Interest expense                             311,000         460,000         870,000
       Reserve for doubtful debt                    101,000            --              --
       Executive severance expense                     --           225,000            --
       Impairment to oil and gas properties       2,682,000       1,031,000       2,530,000
                                                -----------     -----------     -----------
                                                  5,542,000       5,250,000       7,893,000
                                                -----------     -----------     -----------
LOSS BEFORE PROVISION
  FOR INCOME TAXES                               (3,654,000)     (2,943,000)     (6,214,000)
PROVISION FOR INCOME TAXES                             --              --              --
                                                -----------     -----------     -----------
NET LOSS                                         (3,654,000)     (2,943,000)     (6,214,000)
                                                ===========     ===========     ===========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                       1,772,739       2,638,672       6,555,875
                                                ===========     ===========     ===========
NET LOSS PER COMMON SHARE                       $     (2.06)    $     (1.12)    $      (.95)
                                                ===========     ===========     ===========

See accompanying notes to financial statements.

                          FORTUNE PETROLEUM CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                       Capital in                         Stock-
                                                Common Stock           Excess of      Accumulated        holders'
                                             Shares        Amount      Par Value        Deficit           Equity
                                           ----------     --------    -----------     ------------     -----------
BALANCE, January 1, 1993                      796,460     $  8,000    $ 5,162,000     $ (1,017,000)    $ 4,153,000
                                           ==========     ========    ===========     ============     ===========
Common stock returned to
  treasury                                       (269)        --           (2,000)            --            (2,000)
Common stock issued for public
  offering                                  1,800,000       18,000      5,416,000             --         5,434,000
Warrants issued for public
  offering                                       --           --          444,000             --           444,000
Warrants issued for payment of services          --           --          111,000             --           111,000
Common stock issued for
  exercise of stock options                     9,376         --           25,000             --            25,000
Common stock issued for
  payment of interest                          22,365         --           86,000             --            86,000
Common stock issued for
  directors' fees                               5,539         --           16,000             --            16,000
Net loss                                         --           --             --         (3,654,000)     (3,654,000)
                                           ----------     --------    -----------     ------------     -----------
BALANCE, December 31, 1993                  2,633,471     $ 26,000    $11,258,000     $ (4,671,000)    $ 6,613,000
                                           ==========     ========    ===========     ============     ===========
Common stock returned
  to treasury                                     (80)        --           (2,000)            --            (2,000)
Adjustment to proceeds
  for 1993 public offering                       --           --          (29,000)            --           (29,000)
Common stock issued for
  exercise of stock options                     4,688         --           12,000             --            12,000
Common stock issued for
  directors' fees                               5,953         --           14,000             --            14,000
Net loss                                         --           --             --         (2,943,000)     (2,943,000)
                                           ----------     --------    -----------     ------------     -----------
BALANCE, December 31, 1994                  2,644,032     $ 26,000    $11,253,000     $ (7,614,000)    $ 3,665,000
                                           ==========     ========    ===========     ============     ===========
Common stock returned
  to treasury                                     (12)        --             --               --              --
Common stock issued for
  exercise of stock options                   202,481        2,000        500,000             --           502,000
Common stock issued for
  directors fees                               14,445         --           39,000             --            39,000
Common stock issued for
  stock offerings                           6,569,117       65,000     11,729,000             --        11,794,000
Common stock issued for
  merger                                    1,200,000       12,000      2,480,000             --         2,492,000
Common stock and warrants issued
  for payment of investment
  banking services                            100,000        2,000        263,000             --           265,000
Common stock issued for
  warrant conversion                          115,479        1,000        392,000             --           393,000
Common stock issued for
  note conversion                             294,167        3,000        572,000             --           575,000
Net loss                                         --           --             --         (6,214,000)     (6,214,000)
                                           ----------     --------    -----------     ------------     -----------
BALANCE, December 31, 1995                 11,139,709     $111,000    $27,228,000     $(13,828,000)    $13,511,000
                                           ==========     ========    ===========     ============     ===========


See accompanying notes to financial statements.

                          FORTUNE PETROLEUM CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                                    For the Years Ended December 31,
                                                                              -------------------------------------------
                                                                                  1993            1994            1995
                                                                              -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                    $(3,654,000)    $(2,943,000)    $(6,214,000)
  Adjustments to reconcile net loss
    to net cash provided by (used in) operating activities:
  Common stock issued for interest expense                                         86,000            --              --
  Common stock issued for directors' fees,
    compensation and consulting fees                                               16,000          14,000          39,000
  Depletion, depreciation and amortization                                      1,719,000       2,070,000       1,809,000
  Abandoned leasehold and dry hole costs                                             --           444,000       1,054,000
  Gain on disposition of assets                                                   (62,000)           --              --
  Amortization of deferred financing cost                                            --              --           172,000
  Impairment of oil and gas assets                                              2,682,000       1,031,000       2,530,000
  Reserve for doubtful debt                                                       101,000            --              --
  Provision for executive severance                                                  --           225,000         (17,000)
    Changes in assets and liabilities:
    Accounts receivable                                                          (263,000)         24,000        (485,000)
    Prepaids and oil inventory                                                     46,000         (45,000)        (13,000)
    Accounts payable and accrued expenses                                         375,000        (202,000)        (95,000)
    Payment of executive severance                                                   --           (66,000)       (111,000)
    Royalties and working interest payable                                        (28,000)        (13,000)         41,000
    Accrued interest                                                               43,000          31,000         (11,000)
    Materials, supplies and other                                                 (81,000)        (79,000)        189,000
                                                                              -----------     -----------     -----------
  Net cash provided by (used in) operating activities                             980,000         491,000      (1,112,000)
                                                                              -----------     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditure for oil and gas properties                                       (6,746,000)     (4,035,000)     (4,431,000)
  Expenditures to abandon properties and dry hole costs                              --          (230,000)       (855,000)
  Restricted cash invested                                                           --              --        (3,230,000)
  Proceeds from sale of properties and equipment                                  292,000           8,000            --
  Expenditures for other property and equipment                                    (4,000)        (30,000)         16,000
                                                                              -----------     -----------     -----------
  Net cash used in investing activities                                        (6,458,000)     (4,287,000)     (8,500,000)
                                                                              -----------     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                                           --         4,680,000            --
  Proceeds from notes to stockholders                                                --           750,000            --
  Repayment of long term debt                                                    (571,000)     (1,326,000)     (1,651,000)
  Proceeds from issuance of common stock                                        6,336,000          12,000      15,220,000
  Expenditures for offering costs                                                (322,000)        (29,000)     (2,467,000)
  Common stock repurchase                                                          (2,000)         (2,000)           --
                                                                              -----------     -----------     -----------
  Net cash provided by financing activities                                     5,441,000       4,085,000      11,102,000
                                                                              -----------     -----------     -----------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                                              (37,000)        289,000       1,490,000
                                                                              -----------     -----------     -----------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    146,000         109,000         398,000
                                                                              -----------     -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $   109,000     $   398,000     $ 1,888,000
                                                                              ===========     ===========     ===========
Supplemental information:
Interest paid in cash                                                         $   225,000     $   400,000     $   692,000
Common Stock issued or issuable as directors' fees                                 16,000          14,000          39,000
Common Stock issued or issuable for interest paid                                  86,000            --              --
Warrants issued for public offering                                               444,000            --              --
Warrants issued for public offering expenses                                      111,000            --              --
Common stock issued for payment of executive severance                               --              --            43,000
Common stock issued to acquire LEX                                                   --              --         2,492,000
Common stock and warrants issued for payment of investment banking fees              --              --           265,000
Common stock issued for conversion of debt                                           --              --           575,000
Value of California assets transferred to oil and gas assets held for sale           --              --         1,180,000


See accompanying notes to financial statements.

                          FORTUNE PETROLEUM CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

(1)    GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Fortune Petroleum Corporation (Fortune or the Company), which does business in Texas and Louisiana as Fortune Natural Resources Corporation, is an independent energy company engaged in the acquisition, production and exploration of oil and gas, primarily offshore Louisiana, the Texas and Louisiana Gulf Coast and New Mexico.

       USE OF ESTIMATES

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

       CASH EQUIVALENTS

       The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

       OIL INVENTORY

       Oil inventory is stated at approximate fair market value. Market value is determined based on current well head price of oil less selling and delivery costs.

       PROPERTY AND EQUIPMENT

       Oil and gas properties are accounted for using the successful efforts method. Costs of acquiring non-producing acreage, drilling development wells and successful exploration wells are capitalized. All other exploratory expenses are charged to operations as incurred. The carrying value of oil and gas properties is evaluated in relation to the estimated future net revenues based on reserve report estimates (See: "Reserve Impairment" below). Depletion, depreciation and amortization are calculated using the unit-of-production method. Oil and gas reserve quantities are based on a reserve report by an independent petroleum engineer.

       Automotive, office and other property and equipment are stated at cost. Depreciation is provided using the straight-line method over an estimated future service life of five years.

       MATERIALS AND SUPPLIES

       Materials and supplies are stated at the lower of identified actual cost or replacement cost.

       INCOME TAXES

       The Company utilizes the asset and liability method for recognition of deferred tax assets and liabilities. Deferred taxes are recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The effect on deferred taxes of a change in tax rates is recognized in income in the period the change occurs.

       BOND ISSUANCE COSTS

       Bond issuance costs are being amortized using the straight line method over the 5 year life of the related debt.

       RESERVE IMPAIRMENT

       In December 1995, $1.2 million of the Company's oil and gas assets were reclassified as oil and gas property held for sale as of December 31, 1995, since such assets are being sold during 1996. During 1993, 1994 and 1995 these properties did not have a significant impact on net income. These assets were recorded at their estimated realizable value at December 31, 1995 in accordance with Statement 121 as is discussed below.

       Prior to December 31, 1995, the Company evaluated the carrying cost of its oil and gas properties for impairment by performing a ceiling test based on the aggregate present value of future net revenues, discounted at ten percent. Based upon such evaluation, the Company recorded impairments of $1,031,000 and $2,682,000 in 1994 and 1993, respectively. In March 1995, the Financial Accounting Standards Board (FASB) issued Statement 121, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("Statement 121"). This statement requires that an impairment loss be recognized when the carrying amount of an asset exceeds the sum of the estimated future cash flow (undiscounted) of the assets. Under Statement 121, the Company reviewed the impairment of proved oil and gas properties on a depletable unit basis. For each depletable unit determined to be impaired, an impairment loss equal to the difference between the carrying value and the fair value of the depletable unit was recognized. Fair value, on a depletable unit basis, was estimated to be the present value of expected future cash flows computed by applying estimated future oil and gas prices, as determined by management, to estimated future production of oil and gas reserves over the economic lives of the reserves. As a result of the Company's election to adopt Statement 121 on December 31, 1995, a provision of $2,530,000 was charged against operations during 1995.

       The Company makes periodic assessments of existing unproved properties to determine whether they have been impaired. Such assessment is made on a property-by-property basis. If the results of the assessment indicate impairment, the Company recognizes the impairment at the time the assessment is made. Based on the most recent assessment, the Company believes that no impairment to unproved properties exists at December 31, 1995.

       RECLASSIFICATION

       Certain reclassifications have been made to the 1994 and 1993 amounts to conform with the current year presentation.

(2)    RESTRICTED CASH

       Under the terms of the Company's exploration agreement with Zydeco Exploration, Inc., (See Note 3) Fortune had contributed $4,850,000 in cash as of December 31, 1995 for its share of a predetermined lease acquisition, seismic acquisition and seismic processing cost budget. At December 31, 1995, approximately $1,620,000 of that budget had been expended leaving $3,230,000 of restricted cash available for future budgeted expenditures. The Company has signature authority (jointly with Zydeco) on the bank account containing these funds, is the recipient of interest from the bank account and must jointly approve expenditures from the account.

(3)    ACQUISITIONS AND DISPOSITION OF ASSETS

SOUTH TIMBALIER BLOCK 76

       On December 11, 1995, Fortune acquired for $2.2 million a 16-2/3% working interest (12-1/2% net revenue interest) in a 5,000 acre producing oil and gas property offshore Louisiana from PetroFina, Inc. The property, known as the South Timbalier Block 76 (and referred to herein as the "Timbalier Block"), includes a producing well, drilling and production platform and transmission line. The acquisition has an effective date for oil and gas purposes of June 1, 1995, with Fortune being entitled to receive the net cash flow from the well to its interest from that date; the effective date for financial reporting purposes is November 1, 1995. During March 1996, the Company's interest has been subsequently reduced to a 12-1/2% working interest (9-3/8% revenue interest) as the result of the exercise by Pendragon Resources, LLC of an option to acquire the balance of the Company's interest. (See Note 13.)

       The following pro forma unaudited results reflect the years ended December 31, 1994 and 1995 as if the Timbalier Block 76 acquisition had occurred, and the option had been exercised, and the common stock issued in the acquisition of LEX was issued (See below and note 9), as of January 1, 1994:

                                        Pro Forma Information
                                    For the Years Ended December 31,
                                        1994               1995
                                        ----               ----
        Revenues                     $ 4,596,000        $ 4,451,000
                                     ===========        ===========
        Net Loss                     $(2,554,000)       $(5,654,000)
                                     ===========        ===========
        Net Loss Per Common Share    $      (.49)       $      (.63)
                                     ===========        ===========

LAGNIAPPE EXPLORATION CORPORATION/ZYDECO EXPLORATION

     On May 12, 1995, Fortune acquired Lagniappe Exploration, Inc. ("LEX") which had previously entered into the exploration agreement with Zydeco. The Company acquired all of the issued and outstanding equity securities of LEX in exchange for 1.2 million shares of Fortune Petroleum Common Stock and 1.2 million warrants. The acquisition has been recorded using the purchase method of accounting effective May 12, 1995. Upon acquisition, LEX became a wholly- owner subsidiary of the Company. The market value of the shares, when issued, was $2,572,000. Prior to the Company's acquisition, LEX did not have day-to-day operations, the only material asset was its right to participate in the Zydeco 3D Venture. Under the exploration agreement with Zydeco, Fortune has acquired a 50% interest in each of 19 seismically defined oil and gas projects identified by Zydeco using advanced 3D seismic imaging, visualization and comprehensive well log analyses in exchange for funding a budget of $4,850,000 for leasehold acquisition and seismic costs. These 19 Zydeco Projects are primarily located in geological trends in the "Transition Zone" and the "Timbalier Trench" areas of the Gulf Coast of Louisiana, where there have been discoveries of crude oil and natural gas reserves.

     The Company does not currently expect to retain a working interest of more than 25%, except in certain circumstances, in each well drilled on the Zydeco Projects and intends to "farmout" its remaining interest to other oil companies on a "promoted" basis. Fortune may retain larger or smaller working interests in certain projects depending upon capital availability and other factors. Under a farmout arrangement, the Company would be relieved of its obligation to pay, or could recover already paid, acquisition and exploration costs but would wind up with a smaller interest in any given prospect. The Company also has a right under the Zydeco 3D Venture to "farmout" a portion or all of its interest in each prospect to Zydeco under a put arrangement in the exploration agreement. Zydeco has an identical right to farmout to Fortune.

     Zydeco and Fortune entered into a farmout of the Polaris Project to Southern Gas Company of Delaware ("Southern") on May 31, 1995. Under the terms of the farmout, Southern paid Zydeco and Fortune an aggregate of $100,000 in exchange for 100% of the working interest in the Project. Zydeco and Fortune also retained a 6.166% overriding royalty interest of which 4.166% is convertible to a 12-1/2% working interest after Southern receives payout from a completed well. Zydeco and Fortune would also receive a payment out of production of approximately $32,500. Southern is required to commence drilling a well on the Project on or before March 31, 1996 and will earn an interest in the Project to a depth of 100 feet below the deepest depth drilled if Southern completes a commercially productive well. This means that Zydeco and Fortune will retain the right to explore the Project at deeper depths. No assurance can be given that Southern will drill the required well or that any drilling conducted by Southern will be successful.

ENRE CORPORATION

     On June 24, 1994, the Company acquired a 25% interest in EnRe-l LLC, a company formed to develop and explore for oil and gas lands held under certain Jicarilla Apache mineral development agreements in Rio Arriba County, New Mexico. The net acquisition price was $1,674,000, and the effective date of the transaction using the purchase method of accounting was June 1, 1994. As a result of the acquisition, the Company has effective non-operating working interests ranging from 21.5625% to 25% in 70,000 producing, development and exploratory acres.

LAROCO, LLP

     On February 8, 1994, the Company completed an acquisition of a 50% working interest in a 3,689 acre lease in the La Rosa Natural Gas Field in Refugio County, Texas from Brooklyn Union Exploration Company, Inc. for $760,000. The effective date of the transaction using the purchase method of accounting was February 1, 1994.

MICHAEL PETROLEUM, ET AL.

     On October 5, 1993, the Company concluded the acquisition from Michael Petroleum Corporation, Brazos Resources, Inc., Pioneer Drilling Company and Endowment Energy Partners of certain interests in two producing natural gas fields in Webb County, Texas. The funding was provided by substantially all of the net proceeds from the public offering which closed on the same date (See
Note 7). The transaction was accounted for as a purchase as of July 1, 1993 with a net acquisition price of $6,457,000 and 195,000 common stock purchase warrants exercisable at $3.88, to expire on June 30, 1996 and which have been transferred to another party.

(4)  OIL AND GAS PROPERTIES AND OPERATIONS - UNAUDITED

     Capitalized costs relating to oil and gas producing activities and related accumulated depletion, depreciation and amortization at December 31, 1993, 1994 and 1995 were as follows:

                                      1993            1994             1995
                                   -----------     -----------     -----------
Capitalized costs of oil
  and gas properties               $14,302,000     $17,912,000     $18,960,000
Less accumulated depletion,
  depreciation and amortization     (5,282,000)     (7,193,000)     (7,629,000)
                                   -----------     -----------     -----------
                                   $ 9,020,000     $10,719,000     $11,331,000
                                   ===========     ===========     ===========

Of the above capitalized costs, the amount representing unproved properties was $5,939,000, $1,036,000 and $440,000 in 1995, 1994 and 1993, respectively.

Costs incurred in oil and gas producing activities were as follows:

                                            1993           1994           1995
                                          --------     ----------     ----------
Property acquisition                      $ 57,000     $  511,000     $6,788,000
Exploration                                   --          231,000        576,000
Development                                289,000        541,000        498,000
                                          --------     ----------     ----------
                                          $346,000     $1,283,000     $7,862,000
                                          ========     ==========     ==========

     The results of operations from oil and gas producing activities for the years ended December 31, 1993, 1994 and 1995, are as follows:

                                                         1993        1994        1995
                                                       -------     -------     -------
                                                               (in thousands)
Revenues from oil and gas producing activities:
    Sales to unaffiliated parties                      $ 2,762     $ 3,339     $ 2,959
                                                       -------     -------     -------
Production (lifting) costs:
  Operating costs and
    production and other taxes                             946       1,090       1,514
Depreciation, depletion and amorti-
  zation                                                 1,645       1,904       1,774
Exploration expenses                                        71         444       1,472
Impairment to oil and gas reserves                       2,682       1,031       2,530
Other                                                       11        --          --
                                                       -------     -------     -------
Total expenses                                           5,355       4,469       7,290
                                                       -------     -------     -------
Pretax loss from producing activities                   (2,593)     (1,130)     (4,331)
Income tax (expense) benefit                              --          --          --
                                                       -------     -------     -------
Results of oil and gas producing activities
  (excluding corporate overhead and interest costs)    $(2,593)    $(1,130)    $(4,331)
                                                       =======     =======     =======

(5)  LONG TERM DEBT

A summary of long-term debt follows:                                                     December 31,
                                                                                  ------------------------
                                                                                     1994          1995
                                                                                  ----------    ----------
Convertible Subordinated Debentures of $1,725,000 (net of discount of $103,000 and $88,000) due December 31, 1997, including interest of 10-1/2%
  per annum paid semi-annually                                                    $1,653,000    $1,668,000
Bank One credit facility due April 1, 1997 including
  interest at 1-1/2% over Bank One, Texas, NA's
  prime rate payable monthly                                                       4,680,000     3,200,000
Other debt with interest ranging from 0%
  to 9-1/4% per annum due through 1998                                                40,000        29,000
                                                                                  ----------    ----------
  Total long-term debt                                                             6,373,000     4,897,000
  Less current installments                                                        4,688,000     3,208,000
                                                                                  ----------    ----------
  Long-term debt, excluding current installments                                  $1,685,000    $1,689,000
                                                                                  ==========    ==========

     The 10-1/2% Convertible Subordinated Debentures due December 31, 1997 bear an effective interest rate of 12.13% and were convertible into shares of the Company's common stock, after April 1, 1994, at a conversion price of $6.32 per share or 158 shares per Debenture. Therefore, if all $1,725,000 were converted the number of the Company's common shares then outstanding would increase by 272,981 shares.

     The Company has a $10,000,000 credit facility with Bank One under which it has the ability to borrow amounts up to an available borrowing base as defined in the credit agreement. This borrowing base was $3,200,000 at December 31, 1995. The credit facility contains various financial covenants, is secured by all of the Company's oil and gas properties and currently requires monthly principal reduction payments of $75,000.

     At December 31, 1995, the Company was not in compliance with its cash flow coverage ratio covenant. Under the terms of credit facility agreement the bank has the right to demand repayment of the entire loan balance in the event of covenant defaults. The Company is currently in discussions with Bank One regarding breach of this covenant, however, it has obtained a waiver of this covenant from the bank as of December 31, 1995. As of February 29, 1996, the Company has repaid Bank One $1,100,000 with funds primarily from the proceeds of the sale of its California properties. The outstanding balance remaining against the Bank One credit facility is $1,925,000 after the February 29, 1996 payment.

     The Company's maturities of long-term debt over the next three years are as follows:

                               Year                 Long-term debt maturity
                               ----                 -----------------------
                               1996                        $3,208,000
                               1997                         1,673,000
                               1998                            16,000
                                                           ----------
                                                           $4,897,000
                                                           ==========

(6)  INCOME TAXES

          No provision for income taxes was required for the years ended December 31, 1993, 1994 and 1995.

          Deferred taxes consist of the following:

Deferred tax assets:                                   1994              1995
                                                    ----------        ----------
Net operating loss carryforwards                    $1,762,000        $2,936,000
Oil and Gas Properties difference
  in accumulated depletion                           1,634,000         1,688,000
                                                    ----------        ----------
                                                     3,396,000         4,624,000
  Less valuation allowance (100%)                    3,396,000         4,624,000
                                                    ----------        ----------
  Net deferred taxes                                $        0        $        0
                                                    ==========        ==========

          At December 31, 1995, the Company estimates it had cumulative net operating loss carryforwards for Federal income tax purposes of $8,634,000 which is significantly restricted under I.R.C. 382 and which is available to offset future Federal taxable income, if any, with various expirations through 2008. The Company is uncertain as to the recoverability of the above deferred tax assets and has therefore applied a 100% valuation allowance.

          The Company has available IRC Section 29 Tax Credits that may be used to reduce or eliminate any corporate through the year 2001. It is uncertain at this time to what extent the Company will be able to utilize these federal tax credits, as their utilization is dependent upon the amount, if any, of future federal income tax incurred, after application of the Company's net operating loss carryforwards.

(7)  STOCK OFFERINGS

          On June 27, 1995, the Company entered into an Underwriting Agreement to sell 4.1 million shares of the Company's common stock at $2.00 per share. On July 3, 1995, the underwriters advised the Company they were exercising their right to purchase an additional 500,000 shares of common stock of the Company at $2.00 per share under the overallotment terms of the Underwriting Agreement. Proceeds of approximately $8.1 million, net of offering fees and expenses were received from the sale of the shares.

          On December 15, 1995, the Company closed a private placement of 1,321,117 shares of Common Stock at a price of $3.22 per share. Net proceeds of approximately $3.3 million were received for the sale of these shares. The shares were sold subject to certain "reset" provisions pursuant to which the purchasers could receive additional shares if the price of the Common Stock were to drop below the purchase price during certain calculation periods. As a result of the recent decline in the price of the Common Stock, the Company may be required to issue a substantial number of additional shares. However, the Company is currently investigating certain alleged irregularities in the trading in its Common Stock and is uncertain whether it will be required to issue additional shares. Were it required to issue such shares as of the date hereof the number of additional shares would be approximately 1,266,000. In February 1995, the Company closed a previous private placement of 648,000 shares of Common Stock. The proceeds were used to fund the initial contribution to the Zydeco venture.

(8)  COMMITMENTS AND CONTINGENCIES

          The Company has an employment agreement with its president and chief executive officer that provides for an annual salary of $150,000 through December 31, 1997, and is subject to renewal upon expiration. Upon termination of the employment agreement, the president and chief executive officer has a two-year consulting agreement at 40% of his annual salary.

          The Company leases certain office space under a non-cancelable operating lease. Rental Expense under the office lease for the years ended December 31, 1995, 1994 and 1993 was $53,000, $45,000 and $43,000, respectively.

          Minimum future lease payments under the non-cancelable lease are as follows:

                 Year ending December 31,
                 ------------------------
                       1996                     $ 49,000
                       1997                     $ 84,000
                       1998                     $ 84,000
                       1999                     $ 84,000
                       2000                     $ 84,000
                       Thereafter               $ 35,000
                                                --------
                                                $420,000
                                                ========

     On March 14, 1995, Fortune was served with a lawsuit filed in the District Court of Bexar County, Texas by EnRe Corporation, in which EnRe , as operator of the Company's New Mexico properties, seeks recovery of approximately $438,000 allegedly owed by Fortune for the drilling of certain wells on such properties. The lawsuit is the result of disputes between the parties regarding the manner in which EnRe has conducted operations on the property and the proper interpretation of the operating agreement among the interest owners on the property. Fortune management believes that EnRe has operated the property in a negligent manner, causing loss to Fortune and the other interest owners. In addition, management believes that the Company was permitted under the terms of the operating agreement to elect not to participate in the drilling operations for which EnRe sought payment. On March 24, 1995, Fortune answered EnRe's lawsuit and filed a counterclaim against EnRe for an undeterminable amount for damages suffered by Fortune for EnRe's actions.

     On March 30, 1995, a partial settlement was reached as to payment by Fortune of undisputed well development costs in exchange for EnRe's co-operation in complying with provisions of the operating agreement to report operating information to Fortune on a timely basis. As of April 24, 1995, the Company had paid all well development costs which it believed to be undisputed, totalling $174,499.

     In the opinion of management, Fortune has valid defenses to all claims still in dispute made by EnRe. On March 11, 1996 the Company was advised that its proposal to EnRe to dismiss its litigation in exchange for the Company's dismissal of its counterclaim was accepted by EnRe pending the completion of the appropriate settlement documents.

(9)  RELATED PARTY TRANSACTIONS

     As part of the relocation of Fortune Petroleum Corporation's headquarters to Houston, Texas, the Company provided Tyrone J. Fairbanks, its President and Chief Executive Officer, with an incentive relocation package to facilitate his move to Texas. The package consisted of a payment by the Company of Mr. Fairbanks' moving expenses, a non-recourse, unsecured loan in the amount of $80,000 bearing interest at the rate of 6% per annum, with $20,000 of such loan forgiven in each of four consecutive years beginning in 1996, provided Mr. Fairbanks is still employed by the Company or has been terminated by the Company without cause, and a secured recourse loan in the amount of $70,000 also bearing interest at the rate of 6% per annum, payable interest only for two years with a $35,000 principal payment due on the second anniversary of the loan and all remaining principal and interest due on the third anniversary of the loan. The Company also extended the term of Mr. Fairbanks' employment contract through December 31, 1997.

     In connection with the acquisition of LEX, Fortune paid Messrs. William D. Forster and BSR Investments, the LEX stockholders, an aggregate of 1,200,000 shares of Common Stock and 1,200,000 five year stock purchase warrants exercisable at $4.75 per share. A portion of such shares and warrants remain in escrow pending the resolution of a dispute which has arisen among the former LEX stockholders and others regarding who is entitled to the shares of Common Stock and stock purchase warrants issued by Fortune at the closing of the LEX acquisition.

     In initially entering into the LEX acquisition, Fortune was advised that the stockholders of LEX included William D. Forster, BSR Investments, ("BSR"), a corporation owned by members of the family of Mr. Charif Souki (Souki) and Ensign Financial Group Limited, a British Virgin Islands corporation ("Ensign"). In preparing for the closing of the acquisition, however, Fortune was advised that the only stockholders of LEX were Forster and BSR and that they were the only persons or entities entitled to vote on the merger of LEX with Fortune's subsidiary. Fortune obtained a written representation from Forster and BSR to this effect and received a legal opinion from LEX's counsel confirming these representations and confirming that all corporate action on the part of LEX necessary to authorize the merger had occurred.

     On May 11, 1995, Baytree Associates, Inc. ("Baytree") and Ensign commenced litigation in the Supreme Court of New York against Forster, BSR, Souki (the son of Samyr Souki, president of BSR), LEX and Fortune seeking to enjoin the closing of the LEX acquisition by Fortune on the grounds that Ensign was entitled to a one-third interest in the proceeds of the transaction, namely the Common Stock and warrants to be issued by Fortune. Baytree also sought $1,000,000 in damages from Fortune for allegedly providing investment banking services to Fortune in connection with the Regulation S offering made by the Company in February 1995 and the public offering made in June 1995.

     At a hearing on May 22, 1995, the New York court granted the Company's motion for summary judgment and dismissed the $1,000,000 claim against Fortune and dismissed Fortune and LEX from the suit with prejudice based on an agreement of all parties. Forster, BSR and Souki are now the only remaining defendants in the action. At the hearing, the parties agreed that the escrow agent would retain and hold in escrow not less than 400,000 shares and 400,000 warrants, representing one-third of the total shares of Common Stock and warrants issued in the transaction, pending further order of the court. Fortune agreed to participate in the discovery process in the action as if it were a party to the action and, as a matter of convenience to the court, agreed that the New York court would retain jurisdiction over Fortune and LEX for purposes of enforcing the provisions of the stipulation.

     Subsequent to the consummation of the acquisition of LEX, Messrs. Forster and Souki were elected to the Board of Directors of the Company. Their election to the Board was not a term or condition of the transaction. In connection with the acquisition, Mr. Forster and BSR agreed to indemnify Fortune against costs and expenses in connection with the Baytree litigation and are currently indebted to the Company in the amount of approximately $30,000 for expenses incurred by Fortune in the litigation.

     On April 24, 1995, the Company obtained a $300,000 "bridge" loan to enable it to pay certain expenses, including $100,000 on its Credit Facility. The loan was obtained from LEX, which in turn had borrowed the funds from several individuals. Upon the consummation of the Company's acquisition of LEX, it became liable on such loans. The loans were repaid out of the proceeds of the Company's recently concluded Common Stock offering. Among the individuals who loaned funds to LEX were Mrs. William H. Forster, mother of William D. Forster, a principal of LEX and now a director and principal stockholder of Fortune, and John E. McConnaughy, Jr., formerly a principal stockholder of the Company. Each of Mrs. Forster and Mr. McConnaughy loaned LEX $100,000 and received from LEX, as an inducement to make the loan, 33,333 shares of Common Stock and 33,333 stock purchase warrants out of 1,200,000 shares and 1,200,000 warrants issued to LEX in conjunction with the acquisition. W. Forster & Co., Inc., a corporation wholly owned by William D. Forster, received a $30,000 placement fee from the Company for assistance in arranging the $300,000 bridge loan.

     In order to provide additional capital for development activities, on December 19 and 20, 1994, the Company borrowed an aggregate of $750,000 from certain principal stockholders and from each of its directors then serving (Messrs. Champion, Drulias, Fairbanks, Folsom and Walker). The directors loaned $175,000 to the Company in the aggregate; $375,000 was obtained from Klein Ventures, Inc.; and $200,000 was obtained from Jack Farber. The notes were unsecured, bearing interest at 11% per annum (1.5% above the Bank One, Texas, prime rate), payable monthly, and the notes were due six months from their respective dates of issue.

     Both the Klein Ventures, Inc. and Farber notes permit the holder to elect to exchange their notes for shares of Common Stock at the price on the date the notes were issued ($2.00 and $1.875 per share, respectively), and Fortune reserved 294,166 shares of common stock for such purpose. On or about June 30, 1995, the estate of Mr. Farber converted its note into 106,667 shares of Common Stock. As additional consideration for making the loan, Klein Ventures, Inc. received 10,000 stock purchase warrants with an exercise price of $2.40 per share, and Mr. Farber received 35,000 stock purchase warrants with an exercise price of $1.875 per share. The Company also agreed to name two individuals nominated by Mr. Farber to fill vacancies on the Board of Directors. Barry Feiner, Esq., who served as counsel to Mr. Farber prior to the latter's death on May 5, 1995 and to Barry Blank, another principal stockholder of the Company, and Mr. Gary Gelman, Mr. Farber's grandson, were elected to the Board of Directors in January 1995 pursuant to this agreement. Both Mr. Feiner and Mr. Gelman were re-elected to the board by the stockholders at the 1995 annual meeting.

     At maturity, on December 21, 1995, Klein Ventures, Inc. opted for conversion of its notes to Fortune common stock. The balance of the notes to the directors were repaid in full.

     No future transaction will be entered into between the Company and members of management or principal stockholders unless such transactions are approved by a majority of the directors who are not members of management or principal stockholders.

     On January 1995, Daniel E. Pasquini, the former president of the Company, agreed to a modification of a previous severance package. He accepted $85,000 in cash, the exercise price of 45,000 stock options held by him was reduced to $.575 per share and the Company issued him warrants to purchase 45,000 shares of common stock at $2.75 per share.

     Mr. Dean W. Drulias is a stockholder of and a practicing attorney at the law firm of Burris, Drulias & Gartenberg, a Professional Corporation, which has served as counsel to the Company since its incorporation in May 1987. Mr. Drulias has served as a director since 1991 and as Secretary since July 1994. During 1994 and 1995, his firm billed the Company a total of $109,950, and $182,643, respectively, for legal fees and costs.

     As compensation to outside directors, the Company pays directors' fees equal to $2,500 per quarter, one half in shares of Fortune common stock valued at $1,250 based on the value of the stock on the last day of each quarter and $1,250 in cash. Inside directors do not receive such compensation

(10) STOCKHOLDERS' EQUITY

     On January 20, 1995, the Company amended its Certificate of Incorporation to increase the number of authorized shares of Common Stock from 10,000,000 shares to 40,000,000 and the number of authorized preferred shares from 100,000 to 2,000,000.

     The Company follows the intrinsic value method for stock options granted to employees. In October 1995, the FASB issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation." The Company does not intend to adopt the fair value method for stock-based compensation plans which is an optional provision of Accounting Standard 123.

     Fortune has four non-compensatory Stock Option Plans. The plans cover all officers and employees of the Company. Three plans also provide for options for directors of the Company. Awards are made by the Board of Directors upon recommendations of its Compensation Committee. There is no performance formula or measure. Options granted under the 1987 plan must be exercised within ten years of the date of grant or are forfeited. Options granted under the 1988, 1991 and 1993 plans must be exercised within five years of the date of grant or they are forfeited.

     All options available under the 1987, 1988, 1991 and 1993 plans (including the 1994 and 1995 grants under this plan) have been granted, and no shares remain under any of these plans on which options may be granted. Options have been granted as follows: options under the 1987 plan have been granted to acquire 12,500 shares of Fortune Common Stock, at a price of $2.60 per share; options of 27,500 at $2.60 per share under the 1988 plan; 32,500 at $6.00 per share under the 1991 plan have been granted by the Board of Directors; and 75,000 options at $5.00 per share (the 1993 portion) and 263,000 options at $5.48 per share (the 1994 portion) and 264,000 options at $6.03 per shares (the 1995 portion) have been granted under the five year plan adopted in 1993. The prices of the options granted in 1991, 1993, 1994 and 1995 were reduced for all optionholders who remained employees of the Company to $2.75 per share on January 12, 1995.

     In January 1995 a past director of the Company exercised 6,250 options at $.58 under the 1987 stock option plan and 6,250 options under the 1988 plan, 10,000 options at $.58 under the 1991 plan and 22,500 options awarded in 1993 under the 1993 multi-year stock option plan at $.58. In December 1995 the same past director exercised the balance of his available options, or 78,900 at $2.75 awarded in 1994 under the 1993 multi-year plan.

     In July 1995 a director exercised 3,750 options at $2.75, awarded him in 1993 under the same plan.

     In September 1995 an employee of the Company exercised 14,383 options at $2.75 under the 1993 multi-year stock option plan, covering the 1993 and 1994 awards and a portion of the 1995 award.

     In November 1995 an employee exercised 500 options at $2.60 under the 1987 plan, 1,250 options at $2.60 under the 1988 plan and 15,200 options at $2.75, awarded in 1994 under the 1993 multi-year stock option plan.

     In December 1995 an employee exercised 875 options at $2.60 under the 1987 plan, 2,964 options at $2.75 under the 1991 plan, 3,383 options at $2.75 awarded in 1993 under the 1993 multi-year stock option plan, 11,100 options at $2.75, awarded in 1994 under the same plan and 7,543 options at $2.75, the 1995 award under the plan.

     Also in December 1995 another employee exercised 3,383 options at $2.75 awarded him in 1993 under the 1993 multi-year stock option plan, and 6,617 options representing a portion of the 1994 award under the same plan.

     In July 1994, a director, exercised 4,688 options at an exercise price of $2.60 per share from his option under the 1988 stock option plan.

     In March 1993, two past directors of the Company exercised 4,688 options each at an exercise price of $2.60 per share from their options under the 1988 Stock Option Plan.

     At December 31, 1995 the Company's outstanding warrants to purchase common stock consisted of:

                 Number of Warrants                 Exercise Price Range                  Expiration Date
                 ------------------                 --------------------                  ---------------
                       187,500                            $ 3.88                             06/30/96
                        10,000                            $ 2.40                             12/19/96
                        35,000                            $ 1.88                             12/20/96
                       100,000                            $ 6.00                             12/11/97
                        50,000                            $ 4.63                             12/11/97
                     2,133,903                       $3.75-$4.41                             09/28/98
                        57,375                            $11.14                             10/05/98 *
                        45,000                            $ 2.75                             01/06/00
                        25,000                            $ 3.25                             05/30/00
                     1,200,000                            $ 4.75                             05/12/00
                       100,000                            $ 4.75                             08/01/00
                        60,000                            $ 3.63                             09/06/00
                     ---------
                     4,003,778
                     =========

----------
* Each warrant permits the holder to purchase 3.3 shares of common stock plus two stock purchase warrants, expiring September 28, 1998, which permit the holder to purchase one additional share of common stock at an exercise price of $3.75.

(11) MAJOR CUSTOMER

     The Company sold oil representing 56% of its oil production under contracts to one customer for the year ended December 31, 1995. 71% of the Company's gas production was sold under contracts to three customers (29%, 26% and 16%, respectively) for the year ended December 31, 1995.

     The Company sold oil representing 72% of its oil production under contracts to one customer for the year ended December 31, 1994. 88% of the Company's gas production was sold to three customers (48%, 25% and 15%, respectively) for the year ended December 31, 1994.

     The Company sold oil representing 82% of its oil production under contracts to two customers (68% and 14%, respectively) for the year ended December 31, 1993. 90% of the Company's gas production was sold to two customers (64% and 26%, respectively) for the year ended December 31, 1993.

(12) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of cash and cash equivalents, accounts receivable, accounts payable, debt and other financial assets and liabilities approximate their fair value.

(13) SUBSEQUENT EVENTS

     On March 8, 1996 the option to acquire a 4.1667% working interest in the South Timbalier Block 76 was exercised for $790,000 plus the retention by Fortune of a $150,000 deposit for a total of $940,000 reducing the Company's interest in the block to 12-1/2% working interest (9.375% net revenue interest) effective January 1, 1996. The closing of the transaction took place on March 11, 1996.

     The interest acquired by Fortune was originally owned by PetroFina, Inc., which had agreed to sell the interest to Northport Production Company. In turn, Northport had agreed to sell the property to Mr. Donald L. Walker. In order to secure the right to purchase the interest, Mr. Walker gave PetroFina a non-refundable security deposit of $150,000. In order to step into Mr. Walker's position, Fortune paid Mr. Walker $100,000 in cash, agreed to issue stock purchase warrants for 150,000 shares of Common Stock and granted Mr. Walker the option referred to below. (The warrants are exercisable for two years at the following prices: 50,000 shares at $4.63 per share and 100,000 shares at $6.00 per share.) In addition, Fortune gave an additional security deposit to PetroFina of $100,000.

     Fortune paid a total of $2.9 million for its interest in the Timbalier Block. Of that amount, approximately $560,000 was paid out of the net cash flow from Fortune's interest in the property between June 1, 1995 and approximately mid- October 1995. In addition, the $150,000 deposit paid by Mr. Walker and the $100,000 deposit paid by Fortune were applied to the purchase price. At the closing of the transaction, the net cash paid by Fortune for its interest in the Timbalier Block was approximately $2,090,000. Fortune granted Pendragon Resources, a Texas limited liability company owned by Donald L. Walker, the right, exercisable until March 11, 1996, to acquire the 4-1/6% working interest in the Timbalier Block for $790,000 and the retention of a deposit of $150,000. As noted above, Pendragon Resources exercised this option on March 8, 1996.

     During 1995 the Company had entered into a purchase and sale agreement to sell the majority of its California properties comprising of Hopper Canyon, Holser Canyon, Oxnard Field and Shiels Canyon in Ventura County and Bacon Hills Lease in Kern County. The properties were divested on February 23, 1996, to a private oil and gas producer group for a combined price of $840,000 with an effective date of December 31, 1995. The Company has signed a letter of intent to sell its remaining California property to Seneca Resources Corporation, to be effective December 1, 1995. The transaction is expected to close on March 31, 1996. At December 31, 1995, the Company has classified as oil and gas properties held for sale the net proceeds estimated to be received from both of these transactions and recorded an impairment reserve of $1.4 million.

(14) UNAUDITED PRO-FORMA OIL AND GAS PRODUCING ACTIVITIES AND OIL AND GAS COST INFORMATION

     All of the Company's reserves are located within the United States. Proved reserves represent estimated quantities of crude oil and natural gas which geological and engineering data demonstrate to be reasonably certain to be recoverable in the future from known reservoirs under existing economic and operating conditions Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells using existing equipment and operating methods.

     For the years ended December 31, 1994 and 1993, the oil and gas reserve estimates were reviewed by Huddleston & Co., Inc., ("Huddleston") Houston, Texas independent petroleum engineers and Sherwin D. Yoelin, independent petroleum engineer, and for the year ended December 31, 1995, by Huddleston, in accordance with guidelines established by the Securities and Exchange Commission. Such estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production, prices and the timing of development expenditures. The future cash inflow, as reflected in the "Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves", determined from such reserve data are estimates only, and the present values thereof should not be construed to be the current market values of the Company's oil and gas reserves or the costs that would be incurred to obtain equivalent reserves.

CHANGES IN ESTIMATED RESERVE QUANTITIES

     The Company's net interests in estimated quantities of proved developed and undeveloped reserves of crude oil and natural gas at December 31, 1993, 1994, and 1995, and changes in such quantities during the years, 1993, 1994 and 1995, were as follows:

                                                     CRUDE OIL (Barrels)
                                               ---------------------------------
                                                Year         Year         Year
                                                1993         1994         1995
                                               ------       ------       ------
                                                         (in thousands)
BEGINNING OF PERIOD                             2,066          813        1,647
  Revisions of previous estimates              (1,195)         866         (160)
  Production                                      (79)         (88)         (92)
  Purchase of minerals in place                    77           56          174
  Sales of minerals in place*                     (56)        --         (1,222)
                                               ------       ------       ------
END OF PERIOD                                     813        1,647          347
                                               ======       ======       ======
  Proved developed reserves
    Beginning of period                           983          666          675
                                               ======       ======       ======
    End of period                                 666          675          324
                                               ======       ======       ======


                                                      NATURAL GAS (Mcf)
                                               ---------------------------------
                                                Year         Year         Year
                                                1993         1994         1995
                                               ------       ------       ------
                                                         (in thousands)
BEGINNING OF PERIOD                             4,795        5,562        5,911
  Revisions of previous estimates              (1,183)         533         (388)
  Production                                     (724)      (1,017)        (909)
  Purchase of minerals in place                 3,010          833        2,934
  Sales of minerals in place*                    (336)        --         (1,610)
                                               ------       ------       ------
END OF PERIOD                                   5,562        5,911        5,938
                                               ======       ======       ======
  Proved developed reserves
    Beginning of period                         2,582        4,221        3,317
                                               ======       ======       ======
    End of period                               4,221        3,317        4,686
                                               ======       ======       ======

* During 1995, the Company's interests in its California properties, which were sold in February 1996, were transferred to oil and gas properties held for sale.

NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

     This statement attempts to present future net cash flows related to proved oil and gas reserves without the subjectivity inherent in either direct estimation of market value or entity specific discounted net cash flow. This measure is not a measure of fair market value nor a measure of the present value of future cash flows, but rather a rough estimation of such.

     This measure should be responsive to some of the key variables that affect fair market value, such as changes in reserve quantities, selling prices, production costs and tax rates.

The future net cash inflows are developed as follows:

   (1) Estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced based on period-end economic conditions.

   (2) The estimated future production of proved reserves is priced on the basis of period-end prices except for fixed and determinable escalation provisions in existing contracts.

   (3) The resulting future gross revenue streams are reduced by estimated future costs to develop and to produce the proved reserves, based on period-end cost estimates.

   (4) The resulting future net revenue streams are reduced to present value amounts by applying a 10 percent discount factor.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

     Disclosure of the principal component of the standardized measure of discounted future net cash flows provides information concerning the factors involved in making the calculation. In addition, the disclosure of both undiscounted and discounted net flows provides a measure of comparing proved oil and gas reserves both with and without an estimate of production timing. The standardized measure of discounted future net cash flows relating to proved reserves reflects income taxes.

                                               1993         1994         1995
                                             --------     --------     --------
                                                       (in thousands)
Future cash inflows                          $ 22,153     $ 32,898     $ 19,531

Future costs:
  Production                                   (7,950)     (11,283)      (6,050)
  Development                                  (1,368)      (5,683)        (881)
                                             --------     --------     --------
Future net inflows before income taxes         12,835       15,932       12,600
Future income taxes                              --           --           --
                                             --------     --------     --------
Future net cash flows                          12,835       15,932     $ 12,600
10% discount factor                            (4,281)      (7,784)      (3,658)
                                             --------     --------     --------
Standardized measure of
  discounted net cash flows                  $  8,554     $  8,148     $  8,942
                                             ========     ========     ========

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS FROM PROVEN RESERVE QUANTITIES

     This statement discloses the sources of changes in the standardized measure from period to period. The amount reported as "Net change in sales and transfer prices" represents the approximate effect of increasing the evaluation of reserves proved in prior periods to reflect higher prices in effect in the following years. The "Accretion of discount" was computed by applying the 10 percent discount factor to be valuation of the proved reserves as of the beginning of the period before income tax effects. "Changes in estimated future development costs" arise from several sources: (1) revisions of previous estimates for both development costs actually incurred in the current period and for development costs estimated to be incurred in succeeding periods, (2) new discoveries from which future development must be performed and (3) current-period expenditures which reduced the future expenditures estimated in prior periods (the amounts at the beginning of the period). The "Sales and transfers, net of production costs" are expressed in actual dollar amounts. "Revisions of quantity estimates" are expressed at period-end prices. The "Net change in income taxes" is computed as the change in present value of future income taxes. The "Changes in production rates (timing) and other" reflects all other changes, such as changes in timing, and includes the residual from estimation errors in computing other elements of change.

                                               Year         Year         Year
                                               1993         1994         1995
                                             --------     --------     --------
                                                       (in thousands)
Standardized Measure:
     Beginning of period                     $  5,646     $  8,554     $  8,148

Increases (decreases):
     Sales and transfers, net of
       production costs                        (1,816)      (2,249)      (1,445)

     Net change in sales and transfer
       prices net of production costs          (2,087)      (1,635)         460

     Changes in estimated future
       development costs                        4,197       (4,315)         500

     Revisions of quantity estimates          (10,999)       6,385         (871)

     Accretion of discount                        565          855          814

     Net change in income taxes                 5,905         --           --

     Purchases of reserves in place             7,231        1,464        5,329

     Sales of reserves in place*                 (291)        --         (3,024)

     Changes in production rates
       (timing) and other                         203         (911)        (969)
                                             --------     --------     --------
Standardized Measure:
     End of period                           $  8,554     $  8,148     $  8,942
                                             ========     ========     ========

* During 1995, the Company's interests in its California properties,which were sold in February 1996, were transferred to oil and gas properties held for sale.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on March 22, 1996.

                          FORTUNE PETROLEUM CORPORATION


                           By: /s/ J. MICHAEL URBAN
                               -------------------------------------------------
                               J. Michael Urban, Vice President, Chief Financial Officer and Chief Accounting Officer

                           By: /s/ TYRONE J. FAIRBANKS
                               -------------------------------------------------
                               Tyrone J. Fairbanks, President, Chief Executive Officer and Director

         In accordance with the Exchange Act this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates stated.

         Signature                                             Title                                   Date
         ---------                                             -----                                   ----
  /s/ TYRONE J. FAIRBANKS                            President, Chief Executive Officer,          March 22, 1996
-----------------------------------                  and Director
  Tyrone J. Fairbanks


  /s/ DEAN W. DRULIAS                                Secretary and Director                       March 22, 1996
-----------------------------------
  Dean W. Drulias

  /s/ GRAHAM S. FOLSOM                               Director                                     March 22, 1996
-----------------------------------
  Graham S. Folsom

  /s/ WILLIAM T. WALKER, JR.                         Director                                     March 22, 1996
-----------------------------------
  William T. Walker, Jr.

  /s/ BARRY FEINER                                   Director                                     March 22, 1996
-----------------------------------
  Barry Feiner

  /s/ GARY GELMAN                                    Director                                     March 22, 1996
-----------------------------------
  Gary Gelman