Form 10QSB
period 1996-04-17
FORTUNE PETROLEUM CORP
filed 1996-05-02
CIK 38242

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________


                           COMMISSION FILE NO. 1-12334


                          FORTUNE PETROLEUM CORPORATION
             (Exact Name of Registrant as specified in its charter)
                    Doing business in Texas and Louisiana as
                      FORTUNE NATURAL RESOURCES CORPORATION

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


                                 (713) 872-1170
                            Issuer's telephone number


                                      N/A
(Former name, former address and former fiscal year, if changed since last report)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                         11,171,493 as of March 31, 1996
                     ---------------------------------------

                          FORTUNE PETROLEUM CORPORATION
                                 BALANCE SHEETS
                                     ASSETS

                                                                                                 (Unaudited)       (Audited)
                                                                                                MARCH 31, 1996  DECEMBER 31, 1995
                                                                                                --------------  -----------------
CURRENT ASSETS:
  Cash and cash equivalents...................................................................   $  1,950,000    $  1,888,000
  Accounts receivable ........................................................................      1,090,000       1,035,000
  Oil and gas properties held for sale .......................................................        340,000       1,180,000
  Prepaid expenses and oil inventory .........................................................         63,000         127,000
                                                                                                 ------------    ------------

    Total Current Assets .....................................................................      3,443,000       4,230,000
                                                                                                 ------------    ------------
PROPERTY AND EQUIPMENT:
  Oil and gas properties, accounted for
    using the successful efforts method ......................................................     18,924,000      18,960,000
  Automotive, office and other ...............................................................        272,000         227,000
                                                                                                 ------------    ------------
                                                                                                   19,196,000      19,187,000
  Less--accumulated depletion, depreciation
     and amortization ........................................................................     (8,141,000)     (7,821,000)
                                                                                                 ------------    ------------

                                                                                                   11,055,000      11,366,000
                                                                                                 ------------    ------------
OTHER ASSETS:
  Materials, supplies and other ..............................................................        207,000          62,000
  Bond issuance costs (net of accumulated
    amortization of $195,000 and $180,000) ...................................................         94,000         109,000
  Restricted cash ............................................................................      2,984,000       3,230,000
                                                                                                 ------------    ------------
                                                                                                    3,285,000       3,401,000
                                                                                                 ------------    ------------
TOTAL ASSETS .................................................................................   $ 17,783,000    $ 18,997,000
                                                                                                 ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                                MARCH 31, 1996  DECEMBER 31, 1995
                                                                                                --------------  -----------------

CURRENT LIABILITIES:
  Current portion of long term debt ..........................................................   $  1,925,000    $  3,208,000
  Accounts payable ...........................................................................        397,000         280,000
  Accrued expenses ...........................................................................         65,000          96,000
  Royalties and working interests payable ....................................................         52,000          94,000
  Accrued interest ...........................................................................         55,000         119,000
                                                                                                 ------------    ------------
      Total Current Liabilities ..............................................................      2,494,000       3,797,000
                                                                                                 ------------    ------------
LONG-TERM DEBT,  net of current portion ......................................................      1,672,000       1,689,000
                                                                                                 ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value:
    Authorized--2,000,000 shares
    Issued and outstanding--None- Common stock, $.01 par value :
    Authorized--40,000,000 shares
    Issued and outstanding--11,171,493 and
   11,139,709 shares at March 31, 1996 and
    December 31, 1995, respectively ..........................................................        111,000         111,000
  Capital in excess of par value .............................................................     27,274,000      27,228,000
  Accumulated deficit ........................................................................    (13,768,000)    (13,828,000)
                                                                                                 ------------    ------------
  NET STOCKHOLDERS' EQUITY ...................................................................     13,617,000      13,511,000
                                                                                                 ------------    ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................................................   $ 17,783,000    $ 18,997,000
                                                                                                 ============    ============

                 See accompanying notes to financial statements.

                          FORTUNE PETROLEUM CORPORATION
                            STATEMENTS OF OPERATIONS
                                                          (Unaudited)
                                                   FOR THE THREE MONTHS ENDED
                                                  ------------------------------
                                                  MARCH 31, 1996  MARCH 31, 1995
                                                  --------------  --------------
REVENUES
Sales of oil and gas, net of royalties ..........    $ 1,225,000    $   710,000
Gain on sale of oil and gas properties, net .....        260,000           --
Other income ....................................         65,000         14,000
                                                     -----------    -----------
                                                       1,550,000        724,000
                                                     -----------    -----------


COSTS AND EXPENSES
  Production and operating ......................        285,000        411,000
  Exploration ...................................        102,000           --
  Dryhole .......................................         32,000           --
  Provision for depletion, depreciation
    and amortization ............................        283,000        343,000
  Impairment to oil and gas properties ..........         37,000           --
  General and administrative ....................        526,000        194,000
  Office relocation and severance ...............        105,000           --
  Interest ......................................        120,000        185,000
                                                     -----------    -----------
                                                       1,490,000      1,133,000
                                                     -----------    -----------
INCOME (LOSS) BEFORE PROVISION
  FOR INCOME TAXES ..............................         60,000       (409,000)
PROVISION FOR INCOME TAXES ......................           --             --
                                                     -----------    -----------

NET INCOME (LOSS) ...............................    $    60,000    $  (409,000)
                                                     ===========    ===========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING .....................     11,168,624      3,012,088
                                                     ===========    ===========

NET INCOME (LOSS) PER COMMON SHARE ..............    $      0.01    $     (0.14)
                                                     ===========    ===========

                See accompanying notes to financial statements.

                          FORTUNE PETROLEUM CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 1995
                    AND THE THREE MONTHS ENDED MARCH 31, 1996

                                              Common Stock          Capital in
                                                                    Excess Of       Accumulated
                                         Shares          Amount     Par Value         Deficit           Net
                                     ------------    -----------   ------------    ------------    ------------

BALANCE,  January 1, 1995               2,644,032    $    26,000   $ 11,253,000    $ (7,614,000)   $  3,665,000
                                     ============    ===========   ============    ============    ============

Common stock returned to treasury             (12)          --             --              --              --
Common stock issued for exercise
   of stock options ..............        202,481          2,000        500,000            --           502,000
Common stock issued for
   directors fees ................         14,445           --           39,000            --            39,000
Common stock issued for
   stock offerings ...............      6,569,117         65,000     11,729,000            --        11,794,000
Common stock issued for merger ...      1,200,000         12,000      2,480,000            --         2,492,000
Common stock and warrants issued
   for payment of investment
   banking services ..............        100,000          2,000        263,000            --           265,000
Common stock issued for
   warrant conversion ............        115,479          1,000        392,000            --           393,000
Common stock issued for
   note conversion ...............        294,167          3,000        572,000            --           575,000
Net loss .........................           --             --             --        (6,214,000)     (6,214,000)
                                     ------------    -----------   ------------    ------------    ------------

BALANCE, December 31, 1995 .......     11,139,709    $   111,000   $ 27,228,000    $(13,828,000)   $ 13,511,000
                                     ------------    -----------   ------------    ------------    ------------

Common stock issued for exercise
   of stock options ..............         31,150           --           71,000            --            71,000
Common stock issued for
   directors' fees ...............          1,860           --            5,000            --             5,000
Common stock cancelled and
   stock issuance cost ...........         (1,226)          --          (30,000)           --           (30,000)
Net income  (loss) ...............           --             --             --            60,000          60,000
                                     ------------    -----------   ------------    ------------    ------------

BALANCE, MARCH 31, 1996 ..........     11,171,493    $   111,000   $ 27,274,000    $(13,768,000)   $ 13,617,000
(Unaudited)                          ============    ===========   ============    ============    ============

                See accompanying notes to financial statements.

                          FORTUNE PETROLEUM CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                          (Unaudited)
                                                                   FOR THE THREE MONTHS ENDED
                                                                 ------------------------------
                                                                 MARCH 31, 1996  MARCH 31, 1995
                                                                 --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ............................................   $    60,000    $(409,000)
  Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
  Common stock issued for directors' fees ......................         5,000        4,000
  Depletion, depreciation and amortization .....................       283,000      343,000
  Exploration and dry hole cost ................................       134,000         --
  Gain on disposition of assets ................................      (260,000)        --
  Amortization of deferred financing cost ......................        19,000         --
  Impairment of oil and gas assets .............................        37,000         --

  Changes in assets and liabilities:
     Accounts receivable .......................................       (55,000)      75,000
     Prepaids and oil inventory ................................        64,000       21,000
     Accounts payable and accrued expenses .....................        86,000       74,000
     Payment of executive severance ............................                    (86,000)
     Royalties and working interest payable ....................       (42,000)      (6,000)
     Accrued interest ..........................................       (64,000)     (44,000)
     Other .....................................................          --         10,000
                                                                   -----------    ---------
Net cash provided by (used in) operating activities ............       267,000      (18,000)
                                                                   -----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditure for oil and gas properties .......................      (485,000)    (876,000)
  Exploration and dry hole costs ...............................      (134,000)        --
  Restricted cash used .........................................       246,000         --
  Proceeds from sale of properties and equipment ...............     1,621,000         --
  Expenditures for other property and equipment and other assets      (193,000)        --
                                                                   -----------    ---------
  Net cash provided by (used in) investing activities ..........     1,055,000     (876,000)
                                                                   -----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long term debt ..................................    (1,304,000)     (80,000)
  Proceeds from issuance of common stock .......................        71,000      821,000
  Expenditures for offering cost ...............................       (27,000)    (108,000)
                                                                   -----------    ---------
  Net cash provided by (used in) financing activities ..........    (1,260,000)     633,000
                                                                   -----------    ---------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS .........................................        62,000     (261,000)
                                                                   -----------    ---------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .................     1,888,000      398,000
                                                                   -----------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD .......................   $ 1,950,000    $ 137,000
                                                                   ===========    =========
Supplemental information:
   Interest paid in cash .......................................   $   102,000    $ 185,000
Non-cash transactions:
  Common stock issued or issuable as directors' fees ...........         5,000        4,000
  Common Stock issued for payment of executive severance .......          --         43,000

                 See accompanying notes to financial statements

                          FORTUNE PETROLEUM CORPORATION
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996


(1) LINE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND
PROCEDURES

     The condensed financial statements at March 31, 1996, and for the three months then ended included herein have been prepared by the Company, without audit, pursuant to the Rules and Regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such Rules and Regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Fortune Petroleum Corporation as of March 31, 1996 and December 31, 1995 and the results of its operations and cash flows for the three months ended March 31, 1996 and March 31, 1995. The results of the operations for such interim periods are not necessarily indicative of the results for the full year.


(2)  DISPOSITION OF ASSETS

     In connection with its December 1995 acquisition of a 16.67% working interest in South Timbalier Block 76, Fortune granted a third party the option, exercisable until March 11, 1996, to acquire a 4.167% working interest in the Timbalier Block for $790,000 and the retention by Forutne of the option holder's deposit of $150,000. The option was exercised on March 8, 1996 for the $940,000 consideration discussed above, reducing the Company's interest in the block to a 12.5%working interest.

     During 1995, the Company entered into a purchase and sale agreement to sell the majority of its California properties consisting of the Hopper Canyon, Holser Canyon, Oxnard and Shiels Canyon fields in Ventura County and the Bacon Hills Lease in Kern County, and related equipment. The properties were sold on February 23, 1996, to a private oil and gas producer group for a combined price of $840,000 with an effective date of December 31, 1995. The Company signed a letter of intent to sell its remaining California property to Seneca Resources Corporation, to be effective December 1, 1995. The transaction closed on April 29, 1996. The company received net proceeds in this transaction of $300,000 after deducting closing adjustments, primarily consisting of net cash flow received by the Company between the effective date and the closing date. At December 31, 1995 and March 31, 1996, the Company had classified (as oil and gas properties held for sale) the estimated net proceeds remaining to be received from both of these transactions. Further, the Company recorded an impairment reserve attributable to these properties at December 31, 1995 of $1.4 million.

(3) LONG TERM DEBT

At March 31, 1996 a summary of long-term debt is as follows:

                                                        March 31,   December 31,
                                                          1996          1995
                                                        ----------   ----------

Convertible Subordinated Debentures of $1,725,000
    (net of discount of $53,000 and $57,000) due
    December 31, 1997, including interest of
    10-1/2% per annum paid semi-annually ............   $1,672,000   $1,668,000

BankOne credit facility due July 1, 1997
    including interest at 1-1/2% over
    Bank One, Texas, NA's prime rate
    payable monthly .................................    1,925,000    3,200,000

Other debt with interest ranging from 0%
    to 9-1/4% per annum due through 1998 ............       --           29,000
                                                        ----------   ----------

Total Long-term Debt ................................    3,597,000    4,897,000

Less current installments ...........................    1,925,000    3,208,000
                                                        ----------   ----------

Long-term debt, excluding current installments ......   $1,672,000   $1,689,000
                                                        ==========   ==========

    The 10-1/2% Convertible Subordinated Debentures due December 31, 1997 bear an effective interest rate of 12.13% and are convertible into shares of the Company's common stock, after April 1, 1994, at a conversion price of $6.32 per share or 158 shares per $1,000 principal amount of debenture. Therefore, if all $1,725,000 were converted, the number of the Company's common shares then outstanding would increase by 272,981 shares.

    The Company has a $10,000,000 credit facility with Bank One, Texas, N.A. under which it has the ability to borrow amounts up to an available borrowing base as defined in the credit agreement. This borrowing base was $3,200,000 at December 31, 1995. The credit facility contains various financial covenants, is secured by all of the Company's oil and gas properties (except South Timbalier Block 76), and currently requires monthly principal payments of $75,000.

    At December 31, 1995, and March 31, 1996, the Company was not in compliance with its cash flow coverage ratio covenant in the credit agreement. Under the terms of credit agreeement, the bank has the right to demand repayment of the entire loan balance in the event of covenant defaults. The Company has obtained a waiver of this covenant from the bank as of December 31, 1995 and March 31, 1996. During February 1996, the Company made a principal reduction of $1,100,000, primarily from the proceeds of the sale of its California properties.

    The Company's maturities of long-term debt over the next two years are as follows:
                                     YEAR              LONG-TERM DEBT MATURITY
                                     ----              -----------------------
                                     1996                   $  1,925,000
                                     1997                      1,672,000
                                                            ------------
                                                            $  3,597,000
                                                            ============
                                        7

(4) INCOME TAX EXPENSE
      No provision for income taxes was required for the three months ended March 31, 1996. At March 31, 1996 deferred taxes consist of the following:

         Deferred tax assets:
           Net operating loss carryforwards                 $2,899,000
           Oil and Gas Properties
             Difference in accumulated depletion,
             depreciation and amortization                   1,742,000
                                                             ---------
                                                             4,641,000

           Less valuation allowance (100%)                  (4,641,000)
                                                             ---------
           Net deferred taxes                               $    0
                                                             =========

    At March 31, 1996, the Company estimates it had cumulative net operating loss carryforwards for federal income tax purposes of $8,523,000 which is significantly restricted under IRC Section 382, and is available to offset future federal taxable income, if any, with various expirations through 2008. The Company is uncertain as to the recoverability of the above deferred tax assets and has therefore applied a 100% valuation allowance.

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

(5)  LEGAL PROCEEDINGS

    There are no pending material legal proceedings involving any of the Company's properties or that involves a claim for damages which exceeds 10% of the Company's current assets.

    On March 14, 1995, Fortune was served with a lawsuit in the District Court of Bexar County, Texas, by EnRe Corporation, in which EnRe, as operator of the Company's New Mexico properties, seeks recovery of approximately $438,000 allegedly owed by Fortune for the drilling of certain wells on such properties. The lawsuit is the result of disputes between the parties regarding the manner in which EnRe has conducted operations on the property and the proper interpretation of the operating agreement among the interest owners on the property. Fortune management believes that EnRe has operated the property in a negligent manner, causing loss to Fortune and the other interest owners. In addition, management believes that the Company was permitted (under the terms of the operating agreement) to elect not to participate in the drilling operations for which EnRe sought payment. On March 24, 1995, Fortune answered EnRe's lawsuit and filed a counterclaim against EnRe for an undeterminable amount for damages suffered by Fortune for EnRe's actions.

    On March 30, 1995, a partial settlement was reached as to payment of undisputed well development costs in exchange for EnRe's co-operation in complying with provisions of the operating agreement to report operating information to Fortune on a timely basis. As of April 24, 1995, the Company had paid all well development costs which it believed to be undisputed, totalling $174,499.

    In the opinion of management, Fortune has valid defenses to all claims made by EnRe still in dispute. On March 11, 1996, the Company was advised that its proposal to EnRe to dismiss its litigation in exchange for the Company's dismissal of its counterclaim was accepted by EnRe pending the completion of the appropriate settlement documents.

    On March 26, 1996, Fortune was served with a lawsuit which had been filed in the Federal District Court in Delaware by one of the purchasers of Fortune common stock in an offering in December 1995 under Regulation S. Under the terms of the subscription agreement, the plaintiff was entitled to receive additional shares of Fortune stock if the market price fell below a stated level during a specified period following the 40-day holding period prescribed by Regulation S. Plaintiff's complaint alleges that the price during the relevant interval did fall below the level necessary for plaintiff to receive additional shares, but that Fortune has failed to issued the stock.

    Fortune has responded, admitting the essential allegations of the complaint, but has pled, by way of affirmative defense, that suspicious trading activity in Fortune stock occurred immediately prior to and during the time period in which the additional-share allocation was computed. Fortune requested, and the American Stock Exchange commenced, an investigation into such trading irregularities. That investigation is continuing; Fortune does not intend to issue any additional shares to plaintiff pending the outcome of the investigation.

    On April 16, 1996, Fortune was advised that similar suits had been filed in Federal District Court in New York by two other buyers in the same offering. The allegations parallel those contained in the earlier suit filed in Delaware, and Fortune intends to respond in the same manner.


(6) COMPUTATION OF EARNINGS (LOSS) PER SHARE

    Primary earnings per common share are computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding. Common equivalent shares are shares which may be issuable upon exercise of outstanding stock options and warrants; however, they are not included in the computation for the three month period ended March 31, 1996 since they would not have a dilutive effect on earnings per share.

    Fully diluted earnings per common share are not presented since the conversion of the Company's 10-1/2% Convertible Subordinated Debentures would have an anti-dilutive effect.


(7)  SUBSEQUENT EVENTS

    On April 17, 1996 the Company entered into a non-binding Letter of Intent with Texoil, Inc. ("Texoil") pursuant to which Texoil will be acquired through merger by Fortune in a tax-free transaction. Texoil explores for, develops and produces oil and natural gas. The Company's common stock and class A and B warrants are qouted on the NASDAQ smallcap market under the symbols "TXLI", "TXLIW", and "TXLIZ" respectively.

    Texoil's assets include producing oil and gas properties and exploratory projects. Pending the closing of the transaction, Fortune has agreed to fund Texoil's share of the cost of shooting 3-D seismic on three exploratory projects (the 3-D Prospects) and up to $150,000 of Texoil's other reasonable and necessary costs in exchange for a security interest in a portion of Texoil's interest in the 3-D Prospects and, under certain circumstances, the right to earn an interest in the 3-D Prospects should the transaction not close. Texoil's share of these costs over the next six months are projected to be approximately $1 million.

     In the transaction, the shareholders of Texoil would receive one share of Fortune common for every 3.2 Texoil shares. Prior to the record date of the transaction, all Texoil preferred shareholders will exchange their shares and any accrued dividends into common shares of Texoil at the market price of such shares on the effective date of the transaction, in a total aggregate amount of not more than 1,700,000 shares of Texoil common stock. The combined maximum number of Fortune common shares the Company will issue to the Texoil common and preferred shareholders is 1,845,000 for all of such outstanding stock. In addition, approximately $1.1 million of debt owed to certain Texoil shareholders will be converted to Fortune common shares. Fortune will, thereafter, assist in the sale of these shares and will guarantee that those shareholders receive at least the amount of the outstanding debt within the first 15 months after closing the transaction. All Fortune shares received in the transaction by Texoil's current officers, directors and principal shareholders, except shares exchanged for debt, will be subject to a lock-up agreement which will be no shorter than six (6) months and no more than 15 months.

    The transaction is subject to a number of contingencies, including, but not limited to, entering into a definitive merger agreement, completion of due diligence by Texoil and Fortune, effectiveness of a registration statement for the Fortune shares, listing of the Fortune shares that will be issued on the American Stock Exchange and approval of the merger by the shareholders of both companies.


(8) UNAUDITED PRO-FORMA OIL AND GAS PRODUCING ACTIVITIES AND OIL AND GAS COST INFORMATION

    Capitalized costs relating to oil and gas producing activities and related accumulated depletion, depreciation and amortization for the three month period ended March 31, 1996 were as follows:

Capitalized costs balance at beginning
  of year before accumulated depletion,
  depreciation and amortization ..........................         $ 18,960,000
Property and leasehold acquisition costs .................                 --

Oil and Gas acquisition ..................................                 --
Development ..............................................              241,000
Exploration ..............................................              244,000

Less dispositions ........................................             (521,000)
                                                                    ------------
                                                                   $ 18,924,000
Less accumulated depletion,
  depreciation and amortization ..........................            7,938,000
                                                                    ------------
                                                                   $ 10,986,000
                                                                    ============

Capitalized costs of unproved properties were $ 5,627,000 at March 31, 1996.

                          FORTUNE PETROLEUM CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS COMPARISONS OF THREE MONTHS ENDED MARCH 31, 1996 TO THE THREE MONTHS ENDED MARCH 31, 1995.

     During the three months ended March 31, 1996, Fortune had net income of $60,000 compared to a net loss of $(409,000) for the three months ended March 31, 1995.

     Net revenues from sales of oil and gas increased $515,000 (73%) in the three months ended March 31, 1996, compared to the same 1995 period. The increase resulted primarily from higher natural gas prices, increased production from South Timbalier Block 76 which was acquired in December 1995, and low 1994 production resulting from shutting in the Company's Hopper Canyon oil field for 5-1/2 months, (2-1/2 months in the first quarter 1995), due to storm damage. Natural gas prices averaged $2.49 per MCF for the three months ended March 31, 1996 as compared to $1.52 per MCF for the three months ended March 31, 1995. Oil prices averaged $16.32 per barrel compared to $16.23 per barrel for the three months period ended March 31, 1995.

     In the three months ended March 31, 1996 other income consisted primarily of interest income and operator overhead fees being charged on jointly owned wells.

     Production and operating expenses decreased by $126,000 (31%) in the three months ended March 31, 1996 compared to the three months ended March 31, 1995 due primarily to the disposition of the high operating cost California properties in February 1996.

     In the three months ended March 31, 1996, Fortune's general and administrative expenses increased by $332,000 (171%) over the first quarter 1995. The increase during the three months was due primarily to increased legal fees resulting from the Regulation S shareholder litigation and the increased acquisition and disposition activity; increased shareholder reporting expense due to earlier filing of the Company's annual report and Form 10-KSB; and increased personnel expense. The company also incurred non-recurring office relocation and severence cost of $105,000 in the first quarter of 1996 in connection with the move to Houston. Interest expense decreased by $65,000 (35%) for the three months ended March 31, 1996 over the same 1995 period due to the lower debt balance. The lower depletable property balance, resulting from the year-end 1995 impairment write-off, led to the Company's provision for depletion, depreciation and amortization decreasing by $60,000 (17%) in the three months ended March 31, 1996 as compared to 1995.


LIQUIDITY AND CAPITAL RESOURCES

     Fortune's operating cash flow increased for the three months ended March 31, 1995 to $267,000 as compared to a cash flow deficit of $(18,000) for the same 1995 period. This increase in cash flow was a result of the effect of higher natural gas prices and higher production in 1996 as is discussed above.

     Fortune's internal liquidity and capital resources in the near term will consist of working capital derived from its oil and gas operations. Fortune's working capital increased in the first quarter primarily due to increased cash flow from operations, and the proceeds received from the sale of oil and gas properties.

     On January 14, 1994, the Company entered into a $10 million secured master revolving credit facility with Bank One, Texas, N.A. The facility expires, if not further renewed or extended, on April 1, 1997. The amount the Company may borrow under the Credit Facility is determined by the borrowing base as calculated by the Bank semi-annually on the basis of the Company's oil and gas reserves. The principal balance of the Credit Facility at March

31, 1996 is $1,925,000. The borrowing base continues to decline at the rate of $75,000 per month. Due to the breach in the cash flow covenant, the Company is not able to fully utilize this borrowing base capacity at this time. The Credit Facility is secured by a mortgage on substantially all of the Company's existing proved oil and gas properties with the exception of the newly acquired South Timbalier Block 76. Under the terms of the facility, the Company is subject to certain covenants, including restrictions or requirements with respect to working capital, tangible net worth, net cash flow, additional debt, asset sales and certain mergers.

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

     Capital expenditures for the three months ended March 31, 1996 were $ 485,000 as compared to $ 876,000 for the same 1995 period. Fortune's capital expenditures for 1996 are currently estimated to be approximately $2.7 million for its exploration activities, including the Texoil 3-D seismic costs which the Company expects to pay. The Company intends to provide for these expenditures with its available cash and either the exercise of outstanding warrants, the recovery of prospect costs advanced by the Company, or a private placement of equity. Should such funds not be available to the Company as required for timely drilling, the Company can reduce its working interest participation in the wells, farm-out additional interests or, with respect to the Zydeco joint venture projects, put its interest back to Zydeco for an overriding royalty and after payout working interest. Should the Company's working interest in exploration projects be reduced, the Company would not derive as great a benefit as it may have otherwise enjoyed in the event of an exploration success.

     Conditions outside of the control of Fortune influence the price Fortune receives for oil and gas. As of April 26, 1996, the Company is receiving approximately $21.87 per barrel as an average price for its oil production and $2.45 per MCF as an average price for its gas production.

                          FORTUNE PETROLEUM CORPORATION
                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)    EXHIBITS

EXHIBIT NO.         DESCRIPTION
99.1                Notes to Financial Statements included in the Registrant's
                    Form 10-K filed for the fiscal year ended December 31, 1995 incorporated herein by reference.

(B)    REPORTS ON FORM 8-K

         A report on Form 8-K was filed with the Commission dated March 8, 1996 to report that the Company completed the sale of all but one of its California properties and that the Company may be required to issue certain "reset" shares in connection with its December 1995 Regulation S filing.

         A report on Form 8-K was filed with the Commission dated April 29, 1996 to report that the Company had entered into a non-binding Letter of Intent with Texoil, Inc. pursuant to which Texoil will be acquired through merger by the Company.

                          FORTUNE PETROLEUM CORPORATION

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   FORTUNE PETROLEUM CORPORATION



Date: May 2, 1996
                                                     By: S/S TYRONE J. FAIRBANKS

                                                 Tyrone J. Fairbanks, President,
                                                         Chief Executive Officer




                                                        By: S/S J. MICHAEL URBAN
                                                                J. Michael Urban
                                                              Vice President and
                                                             Chief Financial and
                                                              Accounting Officer