Form 10QSB
period 1996-06-30
FORTUNE PETROLEUM CORP
filed 1996-08-13
CIK 38242

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

                                   713-872-1170
                             Issuer's telephone number

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

                         11,462,707 as of July 31, 1996

                           FORTUNE PETROLEUM CORPORATION
                                  BALANCE SHEETS
                                      ASSETS

                                                 (Unaudited)      (Audited)
                                                June 30, 1996  December 31, 1995
                                                -------------  -----------------
CURRENT ASSETS:
  Cash and cash equivalents ...................  $  2,024,000    $  1,888,000
  Accounts receivable .........................       357,000       1,035,000
  Oil and gas properties held for sale ........          --         1,180,000
  Prepaid expenses and oil inventory ..........        80,000         127,000
                                                 ------------    ------------

    Total Current Assets ......................     2,461,000       4,230,000
                                                 ------------    ------------
PROPERTY AND EQUIPMENT:
  Oil and gas properties, accounted for
    using the successful efforts method .......    19,593,000      18,960,000
  Automotive, office and other ................       332,000         227,000
                                                 ------------    ------------
                                                   19,925,000      19,187,000
  Less--accumulated depletion, depreciation
     and amortization .........................    (8,376,000)     (7,821,000)
                                                 ------------    ------------
                                                   11,549,000      11,366,000
                                                 ------------    ------------
OTHER ASSETS:
  Materials, supplies and other ...............       199,000          62,000
  Bond issuance costs (net of accumulated
    amortization of $209,000 and $180,000) ....        80,000         109,000
  Restricted cash .............................     3,108,000       3,230,000
                                                 ------------    ------------
                                                    3,387,000       3,401,000
                                                 ------------    ------------
TOTAL ASSETS ..................................  $ 17,397,000    $ 18,997,000
                                                 ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                June 30, 1996  December 31, 1995
                                                -------------  -----------------
CURRENT LIABILITIES:
  Current portion of long term debt ...........  $  1,700,000    $  3,208,000
  Accounts payable ............................       195,000         280,000
  Accrued expenses ............................        37,000          96,000
  Royalties and working interests payable .....        14,000          94,000
  Accrued interest ............................       104,000         119,000
                                                 ------------    ------------
      Total Current Liabilities ...............     2,050,000       3,797,000
                                                 ------------    ------------
LONG-TERM DEBT,  net of current portion .......     1,676,000       1,689,000
                                                 ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value:
    Authorized--2,000,000 shares
    Issued and outstanding--None ..............          --              --
  Common stock, $.01 par value :
    Authorized--40,000,000 shares
    Issued and outstanding-- 11,431,665 and
   11,139,709 shares at June 30, 1996 and
    December 31, 1995, respectively ...........       113,000         111,000
  Capital in excess of par value ..............    28,102,000      27,228,000
  Accumulated deficit .........................   (14,544,000)    (13,828,000)
                                                 ------------    ------------
  NET STOCKHOLDERS' EQUITY ....................    13,671,000      13,511,000
                                                 ------------    ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..  $ 17,397,000    $ 18,997,000
                                                 ============    ============

See accompanying notes to financial statements.

                          FORTUNE PETROLEUM CORPORATION
                            STATEMENTS OF OPERATIONS

                                                            (Unaudited)
                                                     For the six months ended
                                                   -----------------------------
                                                   June 30, 1996   June 30, 1995
                                                   -------------   -------------
REVENUES
Sales of oil and gas, net of royalties ........    $  1,819,000     $ 1,355,000
Gain on sale of oil and gas properties, net ...         260,000            --
Other income ..................................         118,000          79,000
                                                   ------------     -----------
                                                      2,197,000       1,434,000
                                                   ============     ===========
COSTS AND EXPENSES
  Production and operating ....................         780,000         638,000
  Exploration .................................         142,000          23,000
  Dryhole .....................................          32,000            --
  Provision for depletion, depreciation
    and amortization ..........................         518,000         668,000
  Impairment to oil and gas properties ........          37,000            --
  General and administrative ..................       1,061,000         566,000
  Office relocation and severance .............         110,000            --
  Interest ....................................         233,000         378,000
                                                   ------------     -----------
                                                      2,913,000       2,273,000
                                                   ------------     -----------
INCOME (LOSS) BEFORE PROVISION
  FOR INCOME TAXES ............................        (716,000)       (839,000)
PROVISION FOR INCOME TAXES ....................            --              --
                                                   ------------     -----------
NET INCOME (LOSS) .............................    $   (716,000)    $  (839,000)
                                                   ============     ===========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING ...................      11,210,001       3,503,251
                                                   ============     ===========
NET INCOME (LOSS) PER COMMON SHARE ............    $      (0.06)    $     (0.24)
                                                   ============     ===========

See accompanying notes to financial statements

                          FORTUNE PETROLEUM CORPORATION
                            STATEMENTS OF OPERATIONS

                                                          (Unaudited)
                                                   For the three months ended
                                                 -------------------------------
                                                 June 30, 1996     June 30, 1995
                                                 -------------     -------------
REVENUES
Sales of oil and gas, net of royalties ......     $    594,000      $   645,000
Other income ................................           54,000           65,000
                                                  ------------      -----------
                                                       648,000          710,000
                                                  ------------      -----------
COSTS AND EXPENSES
  Production and operating ..................          495,000          227,000
  Exploration ...............................           40,000           23,000
  Provision for depletion, depreciation
    and amortization ........................          235,000          325,000
  General and administrative ................          535,000          372,000
  Office relocation and severance ...........            5,000             --
  Interest ..................................          113,000          193,000
                                                  ------------      -----------
                                                     1,423,000        1,140,000
                                                  ------------      -----------
INCOME (LOSS) BEFORE PROVISION
  FOR INCOME TAXES ..........................         (775,000)        (430,000)
PROVISION FOR INCOME TAXES ..................             --               --
                                                  ------------      -----------
NET INCOME (LOSS) ...........................     $   (775,000)     $  (430,000)
                                                  ============      ===========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING .................       11,250,922        4,079,811
                                                  ============      ===========
NET INCOME (LOSS) PER COMMON SHARE ..........     $      (0.07)     $     (0.10)
                                                  ============      ===========

See accompanying notes to financial statements

                          FORTUNE PETROLEUM CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 1995
                     AND THE SIX MONTHS ENDED JUNE 30, 1996
                                   (unaudited)

                                                         Common Stock          Capital in Excess    Accumulated
                                                    Shares          Amount       of Par Value         Deficit               Net
                                                 -----------       --------      ------------       ------------       ------------
BALANCE,  January 1, 1995 .................        2,644,032       $ 26,000      $ 11,253,000       $ (7,614,000)      $  3,665,000
                                                 ===========       ========      ============       ============       ============
Common stock returned to
     treasury .............................              (12)          --                --                 --                 --
Common stock issued for
     exercise of stock options ............          202,481          2,000           500,000               --              502,000
Common stock issued for
     directors' fees ......................           14,445           --              39,000               --               39,000
Common stock issued for
     stock offerings ......................        6,569,117         65,000        11,729,000               --           11,794,000
Common stock issued for
     merger ...............................        1,200,000         12,000         2,480,000               --            2,492,000
Common stock and warrants
     issued for payment of
     investment banking services ..........          100,000          2,000           263,000               --              265,000
Common stock issued for
     warrant conversion ...................          115,479          1,000           392,000               --              393,000
Common stock issued for
     note conversion ......................          294,167          3,000           572,000               --              575,000
Net Loss ..................................             --             --                --         $ (6,214,000)        (6,214,000)
                                                 -----------       --------      ------------       ------------       ------------
BALANCE, December 31, 1995 ................       11,139,709       $111,000      $ 27,228,000       $(13,828,000)      $ 13,511,000
                                                 -----------       --------      ------------       ------------       ------------
Common stock issued for
     exercise of stock options ............           46,150           --             114,000               --              114,000
Common stock issued for
     exercise of warrants .................          245,638          2,000           786,000               --              788,000
Common stock issued for
    director's fees .......................            1,395           --               4,000               --                4,000
Common stock cancelled and
     stock issuance cost ..................           (1,227)          --             (30,000)              --              (30,000)
Net income (loss) .........................             --             --                --             (716,000)          (716,000)
                                                 -----------       --------      ------------       ------------       ------------
BALANCE,  June 30, 1996 ...................       11,431,665       $113,000      $ 28,102,000       $(14,544,000)      $ 13,671,000
                                                 ===========       ========      ============       ============       ============
     (Unaudited)

See accompanying notes to financial statements

                          FORTUNE PETROLEUM CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                          (Unaudited)
                                                     For the six months ended
                                                   -----------------------------
                                                   June 30, 1996   June 30, 1995
                                                   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ............................    $  (716,000)    $  (839,000)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
  Common stock issued for directors' fees ......          4,000          19,000
  Depletion, depreciation and amortization .....        518,000         668,000
  Exploration and dry hole cost ................        174,000          23,000
  Gain on disposition of assets ................       (260,000)           --
  Amortization of deferred financing cost ......         36,000            --
  Impairment of oil and gas assets .............         37,000            --
  Provision for executive severance ............           --           (17,000)

  Changes in assets and liabilities:
     Accounts receivable .......................        678,000         (99,000)
     Prepaids and oil inventory ................         47,000         (26,000)
     Accounts payable and accrued expenses .....       (144,000)       (102,000)
     Payment of executive severance ............           --           (91,000)
     Royalties and working interest payable ....        (80,000)          4,000
     Accrued interest ..........................        (15,000)         (1,000)
     Other .....................................           --           168,000
                                                    -----------     -----------
Net cash provided by (used in)
  operating activities .........................        279,000        (293,000)
                                                    -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for oil and gas properties ......     (1,154,000)     (3,175,000)
  Exploration and dry hole costs ...............       (174,000)           --
  Restricted cash used .........................        122,000            --
  Proceeds from sale of properties
    and equipment ..............................      1,961,000            --
  Expenditures for other property and
    equipment and other assets .................       (244,000)         (5,000)
                                                    -----------     -----------
  Net cash provided by (used in)
    investing activities .......................        511,000      (3,180,000)
                                                    -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long term debt ..................     (1,529,000)       (876,000)
  Proceeds from issuance of common stock .......        902,000       8,079,000
  Expenditures for offering cost ...............        (27,000)       (320,000)
                                                    -----------     -----------
  Net cash provided by (used in)
    financing activities .......................       (654,000)      6,883,000
                                                    -----------     -----------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS .........................        136,000       3,410,000
                                                    -----------     -----------
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD ..........................      1,888,000         398,000
                                                    -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD .......    $ 2,024,000     $ 3,808,000
                                                    ===========     ===========
Supplemental information:
   Interest paid in cash .......................    $   197,000     $   378,000
Non-cash transactions:
  Common stock issued or issuable as
    directors' fees ............................          4,000          19,000
  Common Stock issued for payment of
    executive severance ........................           --            43,000
  Common Stock issued to acquire LEX ...........           --         2,492,000

See accompanying notes to financial statements

                          FORTUNE PETROLEUM CORPORATION
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996

(1) LINE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND
    PROCEDURES

   The condensed financial statements at June 30, 1996, and for the six months and three months then ended included herein have been prepared by the Company, without audit, pursuant to the Rules and Regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such Rules and Regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Fortune Petroleum Corporation as of June 30, 1996 and December 31, 1995, the results of its operations for the three months and six months ended June 30, 1996 and June 30, 1995, and cash flows for the six months ended June 30, 1996 and June 30, 1995. The results of the operations for such interim periods are not necessarily indicative of the results for the full year.

(2) LONG TERM DEBT

At June 30, 1996, a summary of long-term debt is as follows:

                                                         June 30,   December 31,
                                                           1996        1995
                                                        ----------  ------------
Convertible Subordinated Debentures of
   $1,725,000 (net of discount of $49,000 and
   $57,000) due December 31, 1997, including
   interest of 10-1/2% per annum paid
   semi-annually ...................................    $1,676,000    $1,668,000

Bank One credit facility due July 1, 1997
   including interest at 1-1/2% over Bank One,
   Texas, NA's prime rate payable monthly ..........     1,700,000     3,200,000

Other debt with interest ranging from 0% to
   9-1/4% per annum due through 1998 ...............          --          29,000
                                                        ----------    ----------
Total long-term debt ...............................     3,376,000     4,897,000

Less current installments ..........................     1,700,000     3,208,000
                                                        ----------    ----------
Long-term debt, excluding current installments .....    $1,676,000    $1,689,000
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

   The Company has a $10,000,000 credit facility with Bank One, Texas, N.A. under which it has the ability to borrow amounts up to an available borrowing base as defined in the credit agreement. The amount the Company may borrow under the Credit Facility is determined by the borrowing base as calculated by the Bank semi-annually on the basis of the Company's oil and gas reserves. This borrowing base was $3,200,000 at December 31, 1995. The credit facility contains various financial covenants, is secured by all of the Company's oil and gas producing properties, and currently requires monthly principal payments of $75,000. At December 31, 1995, and June 30, 1996, the Company was not in compliance with its cash flow coverage ratio covenant in the credit agreement. Under the terms of credit agreeement, the bank has the right to demand repayment of the entire loan balance in the event of covenant defaults. The Company has obtained a waiver of this covenant from the bank as of December 31, 1995 and is in discussions with the bank concerning a waiver as of June 30, 1996. During February 1996, the Company made a principal reduction of $1,100,000, primarily from the proceeds of the sale of its California properties. Because of the breach in the cash flow covenant, the Company is not able to borrow any additional amounts under the credit facility at this time.

   The Company's maturities of long-term debt over the next two years are as follows:

                         Year     Long-term debt maturity
                         ----     -----------------------
                         1996           $  450,000
                         1997            2,926,000
                                         ---------
                                        $3,376,000
                                        ==========

(3) INCOME TAX EXPENSE

   No provision for income taxes was required for the three months and six months ended June 30, 1996.

   At June 30, 1996, the Company estimates it had cumulative net operating loss carryforwards for federal income tax purposes of $9,484,000 which is significantly restricted under IRC Section 382, and is available to offset future federal taxable income, if any, with various expirations through 2008. The Company is uncertain as to the recoverability of the above deferred tax assets and has therefore applied a 100% valuation allowance.

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

(4)  LEGAL PROCEEDINGS

   There are no pending material legal proceedings involving any of the Company's properties or that involves a claim for damages which exceeds 10% of the Company's current assets.

   On June 13, 1996, lawsuits between Fortune and EnRe were settled with an agreement by each party to drop all of their respective claims. Fortune had been served with a lawsuit in March 1995, by EnRe Corporation, in which EnRe, as operator of the Company's New Mexico properties, sought recovery of approximately $438,000 allegedly owed by Fortune for the drilling of certain wells on such properties. Fortune had answered EnRe's lawsuit in March 1995, and filed a counterclaim against EnRe for damages suffered by Fortune as the result of EnRe's actions.

   On March 26, 1996, Fortune was served with a lawsuit which had been filed in the Federal District Court in Delaware by one of the purchasers of Fortune common stock in an offering in December 1995 under Regulation S. Under the terms of the subscription agreement, the plaintiff was entitled to receive additional shares of Fortune stock if the market price fell below a stated level during a specified period following the 40- day holding period prescribed by Regulation
S. Plaintiff's complaint alleges that the price during the relevant interval did fall below the level necessary for plaintiff to receive additional shares, but that Fortune has failed to issued the stock.

   Fortune has responded, admitting the essential allegations of the complaint, but has pled, by way of affirmative defense, that suspicious trading activity in Fortune stock occurred immediately prior to and during the time period in which the additional-share allocation was computed. Fortune requested, and the American Stock Exchange commenced, an investigation into such trading irregularities. That investigation is continuing; Fortune does not intend to issue any additional shares to plaintiff pending the outcome of the investigation. Fortune has also commenced, and intends to aggressively pursue, discovery in an attempt to determine whether any action of the purchasers in this offering contributed to its share price fluctuation.

   On April 16, 1996, Fortune was advised that similar suits had been filed in Federal District Court in New York by two other buyers in the same offering. The allegations parallel those contained in the earlier suit filed in Delaware, and Fortune intends to respond in the same manner.

(5)  COMPUTATION OF EARNINGS (LOSS) PER SHARE

   Primary earnings per common share are computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding. Common equivalent shares are shares which may be issuable upon exercise of outstanding stock options and warrants; however, they are not included in the computation for the six month period ended June 30, 1996 since they would not have a dilutive effect on earnings per share.

   Fully diluted earnings per common share are not presented, since the conversion of the Company's 10- 1/2% Convertible Subordinated Debentures would have an anti-dilutive effect.

(6)  ACQUISITIONS

   On April 17, 1996 the Company entered into a non-binding Letter of Intent with Texoil, Inc. ("Texoil") pursuant to which Texoil would have been acquired through merger by Fortune in a tax-free transaction. On May 2, 1996, Texoil advised Fortune that the agreed deadline for completion of a definitive merger agreement had expired and that Fortune should regard the merger negotiations as ended. Consequently, this proposed transaction was terminated. On August 1, 1996, Texoil paid Fortune $35,000 in liquidated damages arising out of their letter of intent.

(7)  SUBSEQUENT EVENTS

   On July 1, 1996, the Company sold all of its interest in the Ainsworth Lease in Scurry County, Texas for $76,500 to a third party. Any gain or loss recorded on this transaction will not be material.

   In late July 1996, the Company received invoices from Ampolex (USA), Inc., the operator of the Company's New Mexico properties, billing Fortune for $232,805 of outstanding accounts receivable attributable to two other working interest owners in the properties which the operator failed to collect from such owners. The Company is reviewing this matter.

                          FORTUNE PETROLEUM CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISONS OF THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 TO THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1995.

   During the three months and six months ended June 30, 1996, Fortune had net losses of $775,000 and $716,000 compared to net losses of $430,000 and $839,000 for the three months and six months ended June 30, 1995.

   Net revenues from sales of oil and gas increased $464,000 (34%) in the six months ended June 30, 1996, compared to the same 1995 period. The increase resulted primarily from higher natural gas prices, increased production from the addition of South Timbalier Block 76 which was acquired in December 1995, and low 1995 production resulting from shutting in the Company's Hopper Canyon oil field for 5-1/2 months due to storm damage. Oil and gas revenues decreased $51,000 (8%) in the three months ended June 30, 1996, compared to the same 1995 period however. Revenues for the second quarter of 1996 were adversely affected by a down hole mechanical failure at the Company's South Timbalier Block 76 well. The well was shut in on April 29, 1996, because of an apparent failure in the tubing hanger. Because of the current shortage of rigs in the Gulf of Mexico, the remedial workover operation did not begin until June 15, 1996. The well came back on line on July 6, 1996 flowing at approximately 16 million cubic feet per day of gas and 1,100 barrels of condensate per day. Fortune has a 9.375% net revenue interest in the well. The workover cost the company approximately $270,000, most of which was incurred in June 1996.

   Natural gas prices averaged $2.66 and $2.61 per MCF for the three months and six months ended June 30, 1996 as compared to $ 1.30 and $ 1.41 per MCF for the same 1995 period. Oil prices averaged $21.37and $18.40 per barrel compared to $16.47 and $16.13 per barrel for the three months and six months period ended June 30, 1995.

   In the three months and six months ended June 30, 1996 other income consisted primarily of interest income.

   Production and operating expenses increased by $268,000 (118%) and $142,000 (22%) in the three months and six months ended June 30, 1996 compared to the same 1995 period primarily because of the South Timbalier workover discussed above.

   In the three months and six months ended June 30, 1996, Fortune's general and administrative expenses increased by $163,000 (44%) and $495,000 (87%) over the same 1995 period. The increase was due primarily to increased legal fees resulting from the Regulation S shareholder litigation and the increased acquisition and disposition activity; increased shareholder reporting expense; and increased personnel expense. The company also incurred non-recurring office relocation and severence cost of $110,000 in the first six months of 1996 in connection with the move to Houston. Interest expense decreased by $80,000 (41%) and $145,000 (38%) for the three months and six months ended June 30, 1996 over the same 1995 period due to the lower debt balance. The lower depletable property balance, resulting from the year-end 1995 impairment write-off, led to a decrease in the Company's provision for depletion, depreciation and amortization of $90,000 (28%) and $150,000 (22%) in the three months and six months ended June 30, 1996 as compared to 1995.

LIQUIDITY AND CAPITAL RESOURCES

   Fortune's operating cash flow increased for the three months and six months ended June 30, 1996 to $12,000 and $279,000 as compared to operating cash flow deficits of $275,00 and $293,000 for the same 1995 periods. This increase in cash flow was a result of higher natural gas prices and higher production in 1996 as discussed above. Shutting in the South Timbalier Block 76 well and the resulting workover had a significant adverse effect on cash flow in the second quarter of 1996.

   Fortune's internal liquidity and capital resources in the near term will consist of working capital derived from its oil and gas operations and the proceeds received from the exercise of outstanding warrants. Due to the breach in the cash flow covenant, the Company is not able to borrow any additional amounts under its credit facility, discussed in Note 2 to the Company's financial statements, at this time.

   Capital expenditures for the three months and six months ended June 30, 1996 were $669,000 and $1,154,000 as compared to $4,779,000 and $5,517,000 for the same 1995 period. The significantly higher 1995 capital expenditures are attributed to the acquisition of Lagniappe Exploration, Inc. and the Company's funding of a substantial portion of the $ 4,850,000 budget of the Zydeco 3D Venture during the second quarter of 1995. Fortune's capital expenditures for 1996 are currently estimated to be approximately $3.0 million for its exploration and development activities, including completion and development of the Company's recent exploratory success at East Bayou Sorrel, Lafourche Parish, Louisiana. The Company intends to provide for these expenditures with its available cash and either the exercise of outstanding warrants, the recovery of prospect costs advanced by the Company, or a private placement of equity. Should such funds not be available to the Company as required for timely drilling, the Company can reduce its working interest participation in the wells, farm-out additional interests or, with respect to the Zydeco joint venture projects, put its interest back to Zydeco for an overriding royalty and after-payout working interest. Should the Company's working interest in exploration projects be reduced, the Company would not derive as great a benefit in the event of an exploration success.

   Conditions outside of the control of Fortune influence the price Fortune receives for oil and gas. As of August 6, 1996, the Company was receiving approximately $21.00 per barrel as an average price for its oil production and $2.40 per MCF as an average price for its gas production.

                          FORTUNE PETROLEUM CORPORATION
                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS

      Exhibit No.        Description
      -----------        -----------
         99.1 Notes to Financial Statements included in the Registrant's Form 10-KSB filed for the fiscal year ended December 31, 1995 incorporated herein by reference.

         99.2 Notes to Financial Statements included in the Registrant's Form 10-QSB filed for the three month period ended March 31, 1996 incorporated herein by reference.

(b)    REPORTS ON FORM 8-K / 8K-A

      A report on Form 8K-A was filed with the Commission on May 20, 1996, to report that the previously announced non-binding Letter of Intent with Texoil, Inc. had expired and the proposed transaction had terminated.

                          FORTUNE PETROLEUM CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FORTUNE PETROLEUM CORPORATION

Date:  August  13, 1996
                                          By:  /s/ TYRONE J. FAIRBANKS
                                               Tyrone J. Fairbanks,
                                               President and Chief
                                               Executive Officer

                                          By:  /s/ J. MICHAEL URBAN
                                               J. Michael Urban,
                                               Vice President and Chief
                                               Financial and Accounting Officer