Form 10QSB
period 1996-09-30
FORTUNE PETROLEUM CORP
filed 1996-11-08
CIK 38242

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

                           COMMISSION FILE NO. 1-12334

                          FORTUNE PETROLEUM CORPORATION
                    Doing business in Texas and Louisiana as
                      FORTUNE NATURAL RESOURCES CORPORATION
             (Exact Name of Registrant as specified in its charter)

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

                        11,431,663 as of October 31, 1996
                    ----------------------------------------

                          FORTUNE PETROLEUM CORPORATION
                                 BALANCE SHEETS
                                     ASSETS

                                              (Unaudited)         (Audited)
                                           SEPTEMBER 30, 1996  DECEMBER 31, 1995
                                           ------------------  -----------------
CURRENT ASSETS:
  Cash and cash equivalents ...............  $  1,409,000       $  1,888,000
  Accounts receivable .....................       547,000          1,035,000
  Oil and gas properties held for sale ....          --            1,180,000
  Prepaid expenses and oil inventory ......        62,000            127,000
                                             ------------       ------------
    Total Current Assets ..................     2,018,000          4,230,000
                                             ------------       ------------
PROPERTY AND EQUIPMENT:
  Oil and gas properties, accounted for
    using the successful efforts method ...    18,994,000         18,960,000
  Automotive, office and other ............       332,000            227,000
                                             ------------       ------------
                                               19,326,000         19,187,000
  Less--accumulated depletion, depreciation
     and amortization .....................    (8,647,000)        (7,821,000)
                                             ------------       ------------
                                               10,679,000         11,366,000
                                             ------------       ------------
OTHER ASSETS:
  Materials, supplies and other ...........       187,000             62,000
  Bond issuance costs (net of accumulated
    amortization of $224,000 and $180,000)         65,000            109,000
  Restricted cash .........................     2,780,000          3,230,000
                                                3,032,000          3,401,000
                                             ------------       ------------
TOTAL ASSETS ..............................  $ 15,729,000       $ 18,997,000
                                             ============       ============

      LIABILITIES AND STOCKHOLDERS' EQUITY


                                           SEPTEMBER 30, 1996  DECEMBER 31, 1995
                                           ------------------  -----------------
CURRENT LIABILITIES:
  Current portion of long term debt ........ $  1,475,000       $  3,208,000
  Accounts payable .........................      192,000            280,000
  Accrued expenses .........................       98,000             96,000
  Royalties and working interests payable ..       20,000             94,000
  Accrued interest .........................       57,000            119,000
                                             ------------       ------------
      Total Current Liabilities ............    1,842,000          3,797,000
                                             ------------       ------------
LONG-TERM DEBT,  net of current portion ....    1,680,000          1,689,000
                                             ------------       ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value:
    Authorized--2,000,000 shares
    Issued and outstanding--None ...........         --                 --
  Common stock, $.01 par value :
    Authorized--40,000,000 shares
    Issued and outstanding 11,431,664 and
    11,139,709 at September 30, 1996 and
    December 31, 1995, respectively ........      114,000            111,000
  Capital in excess of par value ...........   28,101,000         27,228,000
  Accumulated deficit ......................  (16,008,000)       (13,828,000)
                                             ------------       ------------
  NET STOCKHOLDERS' EQUITY .................   12,207,000         13,511,000
                                             ------------       ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $ 15,729,000       $ 18,997,000
                                             ============       ============

                 See accompanying notes to financial statements.

                          FORTUNE PETROLEUM CORPORATION
                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                               FOR THE NINE MONTHS ENDED
                                          --------------------------------------
                                          SEPTEMBER 30, 1996  SEPTEMBER 30, 1995
                                          ------------------  ------------------
REVENUES
Sales of oil and gas, net of royalties .... $  2,830,000       $ 2,030,000
Gain on sale of oil and gas properties, net      243,000              --
Other income ..............................      160,000           153,000
                                            ------------       -----------
                                               3,233,000         2,183,000
                                            ------------       -----------
COSTS AND EXPENSES
  Production and operating ................    1,000,000         1,037,000
  Exploration .............................      825,000           383,000
  Dryhole .................................      754,000              --
  Provision for depletion, depreciation
    and amortization ......................      834,000           989,000
  Impairment to oil and gas properties ....       37,000              --
  General and administrative ..............    1,418,000           855,000
  Office relocation and severance .........      207,000              --
  Interest ................................      338,000           533,000
                                            ------------       -----------
                                               5,413,000         3,797,000
                                            ------------       -----------
LOSS BEFORE PROVISION
  FOR INCOME TAXES ........................   (2,180,000)       (1,614,000)
PROVISION FOR INCOME TAXES ................         --                --
                                            ------------       -----------
NET LOSS .................................. $ (2,180,000)      $(1,614,000)
                                            ============       ===========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING ...............   11,284,701         5,432,712
                                            ============       ===========
NET LOSS PER COMMON SHARE ................. $      (0.19)      $     (0.30)
                                            ============       ===========

                 See accompanying notes to financial statements

                          FORTUNE PETROLEUM CORPORATION
                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                               FOR THE THREE MONTHS ENDED
                                         ---------------------------------------
                                         SEPTEMBER 30, 1996   SEPTEMBER 30, 1995
                                         ------------------   ------------------
REVENUES
Sales of oil and gas, net of
  royalties ..........................     $  1,011,000          $   675,000
Loss on sale of oil and gas
  properties, net ....................          (17,000)                --
Other income .........................           42,000               74,000
                                           ------------          -----------
                                              1,036,000              749,000
                                           ------------          -----------

COSTS AND EXPENSES
  Production and operating ...........          220,000              399,000
  Exploration ........................          683,000              360,000
  Dryhole ............................          722,000                 --
  Provision for depletion,
    depreciation and amortization ....          316,000              321,000
  General and administrative .........          357,000              278,000
  Office relocation and severance ....           97,000                 --
  Interest ...........................          105,000              155,000
                                           ------------          -----------
                                              2,500,000            1,513,000
                                           ------------          -----------
LOSS BEFORE PROVISION
  FOR INCOME TAXES ...................       (1,464,000)            (764,000)
PROVISION FOR INCOME TAXES ...........             --                   --
                                           ------------          -----------
NET LOSS .............................     $ (1,464,000)         $  (764,000)
                                           ============          ===========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING ..........       11,431,665            9,270,431
                                           ============          ===========
NET LOSS PER COMMON SHARE ............     $      (0.13)         $     (0.08)
                                           ============          ===========

                 See accompanying notes to financial statements

                          FORTUNE PETROLEUM CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 1995
                  AND THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (unaudited)

                                                         COMMON STOCK          CAPITAL IN EXCESS    ACCUMULATED
                                                    SHARES          AMOUNT       OF PAR VALUE         DEFICIT              NET
                                                 -----------       --------      ------------       ------------       ------------
BALANCE,  January 1, 1995 .................        2,644,032       $ 26,000      $ 11,253,000       $ (7,614,000)      $  3,665,000
                                                 ===========       ========      ============       ============       ============
Common stock returned to
     treasury .............................              (12)          --                --                 --                 --
Common stock issued for
     exercise of stock options ............          202,481          2,000           500,000               --              502,000
Common stock issued for
     directors' fees ......................           14,445           --              39,000               --               39,000
Common stock issued for
     stock offerings ......................        6,569,117         65,000        11,729,000               --           11,794,000
Common stock issued for
     merger ...............................        1,200,000         12,000         2,480,000               --            2,492,000
Common stock and warrants
     issued for payment of
     investment banking services ..........          100,000          2,000           263,000               --              265,000
Common stock issued for
     warrant conversion ...................          115,479          1,000           392,000               --              393,000
Common stock issued for
     note conversion ......................          294,167          3,000           572,000               --              575,000
Net Loss ..................................             --             --                --         $ (6,214,000)        (6,214,000)
                                                 -----------       --------      ------------       ------------       ------------
BALANCE, December 31, 1995 ................       11,139,709       $111,000      $ 27,228,000       $(13,828,000)      $ 13,511,000
                                                 -----------       --------      ------------       ------------       ------------

Common stock issued for
     exercise of stock options ............           46,150           --             114,000               --              114,000
Common stock issued for
     exercise of warrants .................          245,638          3,000           785,000               --              788,000
Common stock issued for
    director's fees .......................            1,395           --               4,000               --                4,000
Common stock cancelled and
     stock issuance cost ..................           (1,227)          --             (30,000)              --              (30,000)
Common stock returned to
      treasury ............................               (1)          --                --                 --                 --
Net loss ..................................             --             --                --           (2,180,000)        (2,180,000)
                                                 -----------       --------      ------------       ------------       ------------
BALANCE,  September 30, 1996 ..............       11,431,664       $114,000      $ 28,101,000       $(16,008,000)      $ 12,207,000
                                                 ===========       ========      ============       ============       ============
         (Unaudited)

                 See accompanying notes to financial statements

                          FORTUNE PETROLEUM CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                   FOR THE NINE MONTHS ENDED
                                                                                          ------------------------------------------
                                                                                          SEPTEMBER 30, 1996      SEPTEMBER 30, 1995
                                                                                          ------------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss ...................................................................             $(2,180,000)          $(1,614,000)
      Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
      Common stock issued for directors' fees ....................................                   4,000                29,000
      Depletion, depreciation and amortization ...................................                 834,000               989,000
      Exploration and dry hole cost ..............................................               1,579,000               383,000
      Gain on disposition of assets ..............................................                (243,000)                 --
      Impairment of oil and gas assets ...........................................                  37,000                  --
      Provision for executive severance ..........................................                    --                 (17,000)
      Amortization of financing cost .............................................                  56,000                  --
      Changes in assets and liabilities:
         Accounts receivable .....................................................                 488,000               (41,000)
         Prepaids and oil inventory ..............................................                  65,000               (56,000)
         Notes receivable ........................................................                    --                  11,000
         Accounts payable and accrued expenses ...................................                 (86,000)             (138,000)
         Payment of executive severance ..........................................                    --                 (91,000)
         Royalties and working interest payable ..................................                 (74,000)               19,000
         Accrued interest ........................................................                 (62,000)              (54,000)
         Other ...................................................................                    --                 122,000
                                                                                               -----------           -----------
      Net cash provided by (used in) operating activities ........................                 418,000              (458,000)
                                                                                               -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Expenditures for oil and gas properties ....................................              (1,059,000)           (1,937,000)
      Expenditures for exploration and dry hole costs ............................              (1,194,000)             (355,000)
      Restricted cash used .......................................................                 450,000            (2,373,000)
      Proceeds from sale of properties and equipment .............................               2,018,000                  --
      Expenditures for other property and equipment and
        other assets .............................................................                (233,000)               (6,000)
      Net cash provided by (used in) investing activities ........................                 (18,000)           (4,671,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of long term debt ................................................              (1,754,000)           (1,078,000)
      Proceeds from issuance of common stock .....................................                 903,000             8,869,000
      Expenditures for offering cost .............................................                 (28,000)             (390,000)
                                                                                               -----------           -----------
      Net cash provided by (used in) financing activities ........................                (879,000)            7,401,000
                                                                                               -----------           -----------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS ...........................................................                (479,000)            2,272,000
                                                                                               -----------           -----------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...................................               1,888,000               398,000
                                                                                               -----------           -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD .........................................             $ 1,409,000           $ 2,670,000
                                                                                               ===========           ===========
Supplemental information:
      Interest paid in cash ......................................................             $   283,000           $   587,000
Non-cash transactions:
      Common stock issued or issuable as directors' fees .........................                   4,000                29,000
      Common Stock issued for payment of executive severance .....................                    --                  43,000
      Common Stock issued to acquire LEX .........................................                    --               2,492,000
      Common Stock issued to conversion of debt ..................................                    --                 200,000
      Common Stock and warrants issued for payment of
        investment banking fees ..................................................                    --                 265,000

                 See accompanying notes to financial statements

                          FORTUNE PETROLEUM CORPORATION
                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996

(1)  LINE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND
     PROCEDURES

      The condensed financial statements at September 30, 1996, and for the nine months and three months then ended included herein have been prepared by the Company, without audit, pursuant to the Rules and Regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such Rules and Regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB. Certain reclassifications have been made to prior period amounts to conform to presentation in the current period. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Fortune Petroleum Corporation as of September 30, 1996 and December 31, 1995, the results of its operations for the three months and nine months ended September 30, 1996 and September 30, 1995, and cash flows for the nine months ended September 30, 1996 and September 30, 1995. The results of the operations for such interim periods are not necessarily indicative of the results for the full year.

(2)   LONG TERM DEBT

      At September 30, 1996, a summary of long-term debt is as follows:

                                                                       September 30,   December 31,
                                                                            1996           1995
                                                                       -------------   ------------
Convertible Subordinated Debentures of $1,725,000
   (net of discount of $45,000 and $57,000) due
   December 31, 1997, including interest of 10-1/2%
   per annum paid semi-annually ......................................   $1,680,000   $1,668,000

Bank One credit facility due July 1, 1997 including interest at 1-1/2%
   over Bank One, Texas, NA's
   prime rate payable monthly ........................................    1,475,000    3,200,000

Other debt with interest ranging from 0% to 9-1/4%
   per annum .........................................................         --         29,000
                                                                         ----------   ----------

Total long-term debt .................................................    3,155,000    4,897,000

Less current installments ............................................    1,475,000    3,208,000
                                                                         ----------   ----------

Long-term debt, excluding current installments .....................     $1,680,000   $1,689,000
                                                                         ===========  ==========

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

The Company has filed a registration statement with the Securities and Exchange Commission in connection with a possible exchange offer to be made to holders of the Company's outstanding Debentures. If the exchange offer is made, the Company anticipates that the exchange ratio would be based upon a common stock price substantially lower than the $6.32 per share conversion price called for under the terms of the Debentures and the exchange offer may include additional consideration payable to the Debentureholders who convert, such as common stock warrants. In such event, the Company would issue substantially more common shares upon successful completion of the exchange offer than the 272,981 shares discussed above. Further, the Company would incur a non-cash debt conversion expense equal to the excess of the fair market value of all common stock and common stock warrants issued in connection with the exchange offer over the fair market value of the 272,981 shares of common stock that could have been issued under the original terms of the Debentures. The purpose of the exchange offer would be to relieve the Company of $1,725,000 of long term debt and approximately $180,000 of annual interest expense. No assurance can be given that such exchange offer will be made by the Company or, if made, that it will result in the exchange of any of the Debentures into shares of common stock.

        The Company has a credit facility with Bank One, Texas, N.A. under which it has the ability to borrow amounts up to an available borrowing base as defined in the credit agreement. The amount the Company may borrow under the Credit Facility is determined by the borrowing base as calculated by the Bank semi-annually on the basis of the Company's oil and gas reserves. The credit facility contains various financial covenants, is secured by all of the Company's oil and gas producing properties and currently requires monthly principal payments of $75,000. At December 31, 1995, the Company was not in compliance with its cash flow coverage ratio covenant in the credit agreement. Under the terms of credit agreement, the bank has the right to demand repayment of the entire loan balance in the event of covenant defaults. The Company obtained a waiver of this covenant from the bank as of December 31, 1995; however, the Company is not able to borrow additional amounts under the credit facility because Bank One has set the borrowing base equal to the loan balance which declines by $75,000 per month. The Company has determined that it is in compliance with the cash flow coverage ratio for the quarter ended September 30, 1996. During February 1996, the Company made a principal reduction of $1,100,000, primarily from the proceeds of the sale of its California properties.

   The Company's maturities of long-term debt over the next two years are as follows:

                       YEAR         LONG-TERM DEBT MATURITY
                       ----         -----------------------
                       1996         $     225,000
                       1997             2,930,000
                                    -------------
                                    $   3,155,000
                                    =============

(3)   INCOME TAX EXPENSE

      No provision for income taxes was required for the three months and nine months ended September 30, 1996.

      At September 30, 1996, the Company estimates it had cumulative net operating loss carryforwards for federal income tax purposes of $10.7 million which are significantly restricted under IRC Section 382. These carryforwards are available to offset future federal taxable income, if any, with various expirations through 2008. The Company is uncertain as to the recoverability of the above deferred tax assets and has therefore applied a 100% valuation allowance.

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

(4)   LEGAL PROCEEDINGS

      There are no pending material legal proceedings involving any of the Company's properties or which involve a claim for damages which exceed 10% of the Company's current assets.

      On March 26, 1996, Fortune was served with a lawsuit which had been filed in the Federal District Court in Delaware by one of the purchasers of Fortune common stock in an offering in December 1995 under Regulation S. Under the terms of the subscription agreement, the plaintiff was entitled to receive additional shares of Fortune stock if the market price fell below a stated level during a specified period following the 40-day holding period prescribed by Regulation S. Plaintiff's complaint alleges that the price during the relevant interval did fall below the level necessary for plaintiff to receive additional shares, but that Fortune has failed to issue the stock.

      Fortune has responded, admitting the essential allegations of the complaint, but has pled, by way of affirmative defense, that suspicious trading activity in Fortune stock occurred immediately prior to and during the time period in which the additional-share allocation was computed. Fortune requested, and the American Stock Exchange commenced, an investigation into such trading irregularities. That investigation is continuing. Fortune does not intend to issue any additional shares to plaintiff pending the outcome of the investigation; however, in connection with this litigation, the Company has placed 31,042 shares of common stock into escrow with the Federal District Court in Delaware. This stock represents the maximum number of shares that the Company will be required to issue to the plaintiff in the event the Company's suspicions concerning the plaintiff's trading activity prove to be unfounded. Fortune has also commenced, and intends to aggressively pursue, discovery in an attempt to determine whether any action of the purchasers in this offering contributed to its share price fluctuation.

      On April 16, 1996, Fortune was advised that similar suits had been filed in Federal District Court in New York by two other buyers in the same offering. The allegations parallel those contained in the earlier suit filed in Delaware, and Fortune is responding in the same manner. No shares of Fortune common stock have been issued into escrow in connection with these two actions.

(5)   COMPUTATION OF EARNINGS (LOSS) PER SHARE

      Primary earnings per common share are computed by dividing net income
(loss) by the weighted average number of common and common equivalent shares outstanding. Common equivalent shares are shares which may be issuable upon exercise of outstanding stock options and warrants; however, they are not included in the computation for the nine month period ended September 30, 1996 since they would not have a dilutive effect on earnings per share.

      Fully diluted earnings per common share are not presented, since the conversion of the Company's 10-1/2% Convertible Subordinated Debentures would have an anti-dilutive effect.

(6)   ACQUISITIONS AND DISPOSITIONS

      On July 1, 1996, the Company sold all of its interest in the Ainsworth Lease in Scurry County, Texas for $76,500 to a third party. The Company recorded a $3,000 gain from sale on this transaction.

(7)   COMMITMENTS AND CONTINGENCIES

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

                          FORTUNE PETROLEUM CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       FACTORS THAT MAY AFFECT OPERATING RESULTS

      The statements contained in this Report on Form 10-QSB that are not purely historical are forward looking statements within the meaning on Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward looking statements include statements regarding: future oil and gas production and prices, future exploration and development spending, future drilling and operating plans, ultimate reserve potential of the Company's properties and prospects and the Company's business strategy. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Some of the factors that could cause actual results to differ materially are set forth below.

      The Company has experienced, and expects to continue to experience, fluctuations in its results of operations. Factors that affect the Company's results of operations include: the Company's recent change in business strategy from primarily a California production company to a Gulf Coast exploration company; the risk of drilling dry holes on its exploratory projects; the Company's dependence on outside consultants and parties to find and explore projects; the Company's need to replace oil and gas reserves which are characterized by declining production; the Company's inability to borrow additional funds under its existing credit facility; its dependence on its key employee, Tyrone J. Fairbanks, its President and Chief Executive Officer; the uncertainty as to future oil and gas prices; the uncertainty as to the estimates of proved oil and gas reserves and future net revenue from oil and gas reserves; the risk of blowout and mechanical failure in drilling and producing wells; the risk of injury, loss of life and pollution of the environment in the Company's operations; the risk of severe weather such as severe storms and hurricanes that could significantly curtail the Company's operations; the risk of competition from companies with much greater financial resources than the Company; the risk of competition in acquiring leases, properties, employees and markets for its production from companies with much greater financial resources than the Company; and shortages of critical supplies, equipment, service crews and personnel. As a result of the foregoing or other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which would materially and adversely affect the Company's business, financial condition and results of operations.

      COMPARISONS OF THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 TO THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1995.

      During the three months and nine months ended September 30, 1996, Fortune had net losses of $1,464,000 and $2,180,000 compared to net losses of $764,000 and $1,614,000 for the three months and nine months ended September 30, 1995. The increase in loss in 1996 is primarily attributable to increased exploration and dryhole expenses.

      Net revenues from sales of oil and gas increased $800,000 (39%) in the nine months ended September 30, 1996, compared to the same 1995 period. The increase resulted primarily from higher natural gas prices, production from the South Timbalier Block 76 which was acquired in December 1995 and low 1995 production resulting from shutting in the Company's Hopper Canyon oil field for 5-1/2 months due to storm damage. Revenues for 1996 increased in spite of a two month shut down of the Company's South Timbalier Block 76 well in the second quarter of 1996 due to a mechanical failure and the sale of all the Company's California properties in the first and second quarters of 1996. The South Timbalier Block 76 well was shut in on April 29, 1996, and came back on production on July 6, 1996, flowing at approximately 16 million cubic feet per day of gas and 1,100 barrels of condensate per day. Fortune has a 9.375% net revenue interest in the well, which comprises about 50% of the Company's oil and gas revenues. The Company incurred approximately $300,000 in workover costs to repair the problem, most of which was expensed as production and operating expense in June and July 1996. Oil and gas revenues also increased $336,000 (50%) in the three months ended September 30, 1996, compared to the same 1995 period because of the gas production from South Timbalier Block 76 and higher oil and gas prices.

      Natural gas prices on the Company's production averaged $2.27 and $2.49 per MCF for the three months and nine months ended September 30, 1996 as compared to $1.50 and $1.54 per MCF for the same 1995 periods. Oil prices averaged $21.61 and $19.61 per barrel compared to $14.08 and $14.69 per barrel for the three months and nine months period ended September 30, 1995.

      In the three months and nine months ended September 30, 1996 other income consisted primarily of interest income.

      Production and operating expenses decreased by $179,000 (45%) and $37,000 (4%) in the three months and nine months ended September 30, 1996 compared to the same 1995 period despite the expense of the South Timbalier workover discussed above. The decrease results primarily from the Company's sale of its high operating cost California properties in early 1996.

    Exploration expense is comprised primarily of geological and geophysical costs, delay rentals and abandoned leasehold costs. During the three months and nine months ended September 30, 1996, Fortune incurred exploration expenses of $683,000 and $825,000 compared to $360,000 and $383,000 for the three months and nine months ended September 30, 1995. The 1996 increase is primarily attributable to the Company's $385,000 write-off of its leasehold cost basis in the Cruiser prospect in the third quarter of 1996 in connection with its decision not to pay the delay rental on the major lease in the prospect. The Company also expensed $722,000 in dry hole costs in the third quarter of 1996, primarily in connection with plugging the exploratory wells on the Lirette and DABM prospects. On June 6, 1996, the Company announced successful production test results from the Schwing #1 field discovery well at East Bayou Sorrel, Iberville Parish, Louisiana. During the production test, the well flowed at a sustained rate of 1,026 Bbls of oil per day and 980 Mmcf of gas per day with a flowing tubing pressure of 6,670 PSI on as 8/64 inch choke from a perforated interval of 13,208 to 13,226 feet. The well is expected to commence production during December 1996. The Company has an 11.4% non-operated working interest in this well.


      In the three months and nine months ended September 30, 1996, Fortune's general and administrative expenses increased by $79,000 (28%) and $563,000 (66%) over the same 1995 periods. The increase was due primarily to increased legal fees resulting from the Regulation S shareholder litigation, increased acquisition and disposition activity, increased shareholder reporting expense and increased personnel expense. The Company also incurred non-recurring office relocation and severance cost of $207,000 in the first nine months of 1996 in connection with the Company's move to Houston. Interest expense decreased by $50,000 (32%) and $195,000 (37%) for the three months and nine months ended September 30, 1996 over the same 1995 period due to the lower debt balance. The lower depletable property balance, resulting from the year-end 1995 impairment write-off, led to a decrease in the Company's provision for depletion, depreciation and amortization of $5,000 (2%) and $155,000 (16%) in the three months and nine months ended September 30, 1996 as compared to 1995.

     The Company follows the intrinsic value method for stock options granted to employees. In October 1995, the FASB issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation." The Company does not intend to adopt the fair value method for stock-based compensation plans which is an optional provision of Accounting Standard 123.

      LIQUIDITY AND CAPITAL RESOURCES

      Fortune's operating cash flow increased for the nine months ended September 30, 1996 to $418,000 as compared to an operating cash flow deficit of $(458,000) for the same 1995 period. This increase in cash flow was a result of higher natural gas prices and higher gas production in 1996 as discussed above. Shutting in the South Timbalier Block 76 well and the resulting workover had a significant adverse effect on cash flow in the second quarter of 1996.

      Fortune's internal liquidity and capital resources in the near term will consist of working capital derived from its oil and gas operations and the proceeds received from the exercise of outstanding warrants. Because of past breaches in the cash flow covenant discussed in Note 2 to the Company's financial statements, the Company is not able to borrow any additional amounts at this time under its credit facility. The credit facility is due July 1, 1997, at which date the loan balance would be $800,000 after payment of the required monthly principal reductions. Prior to that date, the Company expects its borrowing base, which should increase as a result of commencing production at East Bayou Sorrel, will be sufficient to allow the Company to extend the term of its credit facility. The Company has not received a commitment from the bank to extend the term of the credit facility and there can be no assurance that the term will be extended. However, the Company believes that it will have the financial resources, as discussed herein, to restructure or repay the credit facility if necessary. See Note 2 to the Company's financial statements for a discussion of a possible exchange offer of the Company's outstanding Convertible Subordinated Debentures.

      Expenditures for oil and gas properties, including dryhole and exploration expenditures, for the nine months ended September 30, 1996, were $2,253,000 as compared to $2,292,000 for the same 1995 period. Fortune's capital expenditures for the remainder of 1996 are currently estimated to be approximately $500,000 for its exploration and development activities. The Company intends to provide for these expenditures with its available cash and either the exercise of outstanding warrants, the recovery of prospect costs advanced by the Company, or a private placement of debt or equity. Should such funds not be available to the Company as required for timely drilling, the Company can reduce its working interest participation in the wells, farm-out additional interests or, with respect to the Zydeco joint venture projects, put its interest back to Zydeco for an overriding royalty and after-payout working interest. Should the Company's working interest in exploration projects be reduced, the Company would not derive as great a benefit in the event of an exploration success.

        Conditions outside of the control of Fortune influence the price Fortune receives for oil and gas. As of November 4, 1996, the Company was receiving approximately $21.50 per barrel as an average price for its oil production and $2.70 per MCF as an average price for its gas production.

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

          99.3 Notes to Financial Statements included in the Registrant's Form 10-QSB filed for the six month period ended June 30, 1996 incorporated herein by reference.


(B)     REPORTS ON FORM 8-K / 8K-A


        None

                          FORTUNE PETROLEUM CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FORTUNE PETROLEUM CORPORATION


Date:  November 8, 1996
                                          By: /s/ TYRONE J. FAIRBANKS
                                          Tyrone J. Fairbanks, President and
                                          Chief Executive Officer


                                          By: /s/ J. MICHAEL URBAN
                                          J. Michael Urban, Vice President and
                                          Chief Financial and Accounting Officer