Form 10-K405
period 1996-12-31
FORTUNE PETROLEUM CORP
filed 1997-03-12
CIK 38242

1996

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 1-12334

                          FORTUNE PETROLEUM CORPORATION
             (Exact name of registrant as specified in its charter)
                    Doing business in Texas and Louisiana as
                      FORTUNE NATURAL RESOURCES CORPORATION

                   Delaware                            95-4114732
        (State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization)             Identification No.)

         515 W. Greens Road, Suite 720
                Houston, Texas                            77067
   (Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code: (281) 872-1170

Securities registered pursuant to Section 12(b) of the Act:

      TITLE OF EACH CLASS                 NAME OF EXCHANGE ON WHICH REGISTERED
      -------------------                 ------------------------------------
Common Stock, $.01 par value                     American Stock Exchange
Common Stock Purchase Warrants                   American Stock Exchange

Securities registered pursuant to section 12(g) of the Act:

      102% Convertible Debentures Due December 31, 1997, $1,000 Face Amount

--------------------------------------------------------------------------------
                                (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (' 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

      State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within 60 days prior to the date of filing.

               The aggregate market value of voting stock held by
                non-affiliates at February 28, 1997: $31,407,999

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Shares of common stock outstanding as of February 28, 1997: 12,138,424

                       DOCUMENTS INCORPORATED BY REFERENCE

      List hereunder the following documents if incorporated by reference and the Part of Form 10-K into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any Prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

                                      None

                                     PART I

ITEMS 1 AND 2.   BUSINESS AND PROPERTIES

GENERAL

      Fortune Petroleum Corporation ("Fortune" or the "Company") is an independent public oil and natural gas company whose primary focus is on exploration for and development of domestic oil and natural gas properties. The Company's principal properties are located onshore and offshore Louisiana and Texas, including the relatively shallow transition zone where the use of modern geophysical technology and advanced interpretation techniques offers the opportunity for new discoveries in areas of proven historical production. Fortune does business in Texas and Louisina as Fortune Natural Resources Corporation.

      During 1995, the Company implemented a program of exploration for significant oil and natural gas reserves using state-of-the-art 3D seismic and CAEX technology. The Company believes that the use of 3D seismic and CAEX technology provides more accurate and comprehensive geological data for evaluation of drilling prospects than traditional 2D evaluation methods. Since early 1995, the Company has acquired, with other industry partners, interests in over 25 oil and gas prospects in the Louisiana Gulf Coast, and is continually evaluating other 3D and 2D exploration projects.

      The Company also seeks to take advantage of attractive acquisition targets which will enable it to acquire reserves at an attractive price. In furtherance of that objective, on December 11, 1995, the Company purchased for cash an interest in the South Timbalier Block 76, a producing oil and gas property located in the Gulf of Mexico offshore Louisiana.

STRATEGY

      Fortune's strategy is to offer its shareholders an opportunity to invest in a diversified portfolio of oil and gas exploration and development properties within its area of interest. It seeks to achieve a balance between the risks of exploration drilling and return on its investment by generally taking minority interests in projects with large potential reserves and additional development potential. Together with other industry partners, Fortune has invested in seismic exploration programs to identify new exploration prospects, in exploration prospects ready to drill, and in producing properties believed to have additional development potential, each described in more detail below.

      Fortune seeks to participate, generally as a minority, non-operating interest holder, in a variety of exploration and development projects with industry partners. The Company's approach to prospect acquisition is twofold. It seeks prospects on an opportunistic basis, evaluating individual prospect opportunities presented to it by other oil and gas companies or consultants. It also seeks to develop prospects through multi-year strategic joint ventures designed to evaluate a wide area for potential drilling prospects, such as a joint venture with Zydeco Exploration, Inc. ("Zydeco") described below and a recently commenced venture along the Texas intracoastal waters and Matagorda Island at Espiritu Santo Bay.

      In all cases, Fortune and its partners use state-of-the-art technologies including, where appropriate, 3D seismic and CAEX technology in defining and evaluating drilling prospects. Fortune believes that these techniques have undergone important technological advances in recent years and that their use can provide Fortune and its project partners with a more accurate and complete prospect evaluation, materially increasing the likelihood of finding commercial quantities of oil and gas at lower average reserve finding costs.

      Although Fortune does not currently operate properties or originate exploration prospects, it actively participates in the evaluation of opportunities presented by its industry partners, both at the time of its initial investment in a prospect and thereafter during the evaluation and selection of drilling locations. In order to maintain the ability to employ state-of-the-art technology while controlling fixed operating costs, Fortune relies heavily on industry consultants for its project evaluations. With aggressive downsizing by major oil companies in recent years and the reorganization of many independent oil companies, Fortune has found that highly qualified prospect originators and technical advisors are available as consultants and joint ventures, enabling Fortune to acquire expert technical assistance in its target geographic areas while avoiding the overhead associated with a larger number of permanent employees.

      Currently, Fortune employs the services of Interpretation3, a consulting company headed by Daniel Shaughnessy, formerly an exploration supervisor with Mobil Oil Company, to assist in evaluating prospects. Mr. Shaughnessy recently became a director of Fortune. (See Item 10. Directors and Executive Officers of the Registrant.) The Company employs Huddleston & Co., Inc., Houston, Texas, independent petroleum engineers, to estimate reserves in successful wells and in properties being evaluated for acquisition. The Company does not have contracts with these consultants that obligate the consultants to continue their availability to the Company. However, the Company has no reason to believe that these consultants will cease providing services in the foreseeable future. In addition, the Company has formed strategic alliances with, among others, National Energy Group, Inc., Sandefer Oil & Gas Company and Zydeco as further described below. These industry partners, along with others, play an important role in bringing attractive prospects to Fortune's attention, though there can be no assurance that these companies will continue to offer prospects to the Company.

EXPLORATION ACTIVITIES

      Fortune has evaluated and elected to participate in various exploration projects proposed by industry partners. The Company reviews prospects developed by companies that have particular expertise in specific exploration areas and uses its consultants and management knowledge to analyze the exploration data. By taking a minority non-operated position in such wells, the Company gains opportunities to participate in significant discoveries while minimizing its losses if the exploration wells are unproductive.

 EAST BAYOU SORREL FIELD, IBERVILLE PARISH, LOUISIANA

      On December 15, 1995, the Company entered into a Participation Agreement with National Energy Group, Inc. and others to drill a well on the East Bayou Sorrel prospect in Iberville Parish, Louisiana. The area has produced substantial amounts of oil from other wells. The exploration project was developed by geologists with Sandefer Oil & Gas Company who have many years of experience in the area. Fortune's share of the initial costs to acquire, evaluate and drill the prospect was approximately $312,000. Subsequently, the Company acquired an additional 1.5% working interest in the field for $357,000, bringing its total working interest to approximately 12.9%. The well began producing in December 1996 and has been producing from permanent facilities since January 22, 1997. Although the well reached production rates as high as 1,711 BOPD and 1,710 MCFD during February 1997 on a 12/64" choke, sustained production will be limited to an average of approximately 1,400 BOPD under the State of Louisiana allowance for the producing reservoir unless an exemption is granted by the State. This well is in an AMI totaling approximately 3,500 acres.

      Since the well has only been on production since late December 1996, it is difficult to assign meaningful proved reserves to the well. The well is now producing from the lowest of seven zones containing oil and gas encountered when drilling. The remaining zones in the well have not been tested. Based on this limited data, at December 31, 1996, the Company's reserve engineers estimate future net revenues from proved reserves in the well, discounted at 10%, of $1.5 million to the Company's net revenue interest. The Company expects that additional reserves will be assigned to the well as the field is developed.

     The Company has approximately a 12.9% non-operated working interest (approximately 9.3% net revenue interest) in the East Bayou Sorrel well before payout and an approximate 11.3% working interest (approximately 8.2% net revenue interest) after payout. The Company will participate in a development well on which drilling is scheduled to commence in March 1997 in the same area. The Company is also considering participation in other prospects in the same area. Fortune's share of the development well drilling costs is expected to be approximately $318,000. Although the Company believes that the chances for success with the development well are very good, there is no assurance that additional production will be discovered.

SOUTH LAKE ARTHUR, JEFFERSON DAVIS PARISH, LOUISIANA

     In November 1996, the Company entered into a Participation Agreement with National Energy Group and others to drill a well on the South Lake Arthur prospect in Jefferson Davis Parish, Louisiana. This prospect was also identified by Sandefer geologists. The Company has acquired an interest in approximately 1,900 acres of mineral leases, with rights to participate in additional leases acquired in an AMI covering approximately 2,800 acres.

     The test well on this prospect was commenced on January 9, 1997 and is planned to be drilled to a depth of approximately 17,500 feet under a turnkey drilling contract for $2.6 million. The Company expects that the well will reach the proposed total depth in April 1997. Fortune's working interest in the well is 12.5% before payout and 10% after payout. Fortune expects the total cost of acquiring the interest and its share of the drilling to total approximately $360,000. National Energy Group is the operator for the drilling phase. If the well is successful, Mobil Oil Exploration & Producing Southeast, Inc., which has a 50% working interest in the well, will be the operator for the completion and production stages of the well.

ESPIRITU SANTO BAY PROPRIETARY 3D SEISMIC EXPLORATION JOINT VENTURE

     On February 27, 1997, Fortune entered into a multi-year proprietary 3D seismic joint venture to evaluate and identify exploration prospects in and around the Texas transition zone, including the intracoastal waters at Espiritu Santo Bay, and certain surrounding areas. Fortune owns a 12.5% working interest in the 166.5 square mile AMI and a 135 square mile proprietary 3D seismic venture. Its principal partners are Fairfield Resources Corporation, a wholly owned subsidiary of Fairfield Industries, Inc., and Smith Management Company, Inc. Fairfield Resources Corporation was formed for the purpose of Fairfield Industries, Inc.'s first equity participation in oil and gas exploration. Fairfield Industries, Inc. has designed a new state-of-the-art proprietary transition zone 3D seismic acquisition system specifically for use on this 3D project. CAEX Services, Inc., also a minority equity partner in the joint venture, will process and interpret the seismic data with input from Interpretation3.

     Fortune will pay approximately $155,000 for its share of pre-seismic acquisition expenses incurred prior to forming the joint venture and approximately $1,750,000 for its share of seismic acquisition and processing costs over the term of the program, exclusive of any exploration drilling costs. The term of the joint venture agreement extends through July 15, 2002 but may be extended, if necessary. Under the Agreement, upon delineation of each exploration prospect, Fortune may then elect to participate, or not, in drilling an initial well or farming out all or part of its interest to other joint venture parties or third parties. It is expected that seismic acquisition activities will commence in March 1997 and be completed in August or September 1997. It is not expected that any exploration drilling activities will begin before early 1998, and no assurance can be given that any exploration prospects will be identified or that any commercial quantities of hydrocarbons will be discovered.

LA ROSA PROPRIETARY 3D SEISMIC EXPLORATION PROGRAM

     On February 13, 1997, Fortune and its working interest partners commenced a proprietary 3D seismic survey covering 24 square miles over its onshore Gulf Coast La Rosa Field and surrounding acreage in Refugio County, Texas. The survey is being conducted using state-of-the-art technology and is expected to be completed by the end of March 1997. Fortune will oversee the processing and interpretive stages of the program after the seismic is acquired.

     The Company currently owns an undivided 37.5% working interest in existing reserves and production. (See "- Property Acquisition Activities - Refugio County, Texas - La Rosa Field.") The Company recently farmed out 50% of its rights in this proprietary seismic program and in any new exploration opportunities generated by that program in exchange for the payment of 100% of Fortune's costs of such survey.

JOINT VENTURE WITH ZYDECO

     Fortune owns a 50% interest in 20 oil and gas exploration projects in a joint venture with Zydeco (the "Joint Venture Projects") and a 10% interest in one additional project (the DABM Prospect) located in the Transition Zone and Timbalier Trench regions offshore Louisiana. Each of these projects, except DABM, were identified and acquired by a multi-year joint venture formed by Fortune with Zydeco to identify, evaluate and explore oil and gas prospects in this AMI. Each of these projects were identified using a combination of advanced 2D and 3D seismic and CAEX technology in conjunction with geological analysis of existing wells.

     The Joint Venture Projects are in various stages of evaluation and leasehold acquisition. As of the date hereof, approximately 21,000 acres are under lease in the aggregate. The leases have initial lease terms varying from 3 to 5 years, during which period the venture must either commence drilling operations or lose the leases. The Company expects that wells will be drilled on several of the projects before the end of 1998, but no assurance can be given when, or if, any such wells will be drilled.

     Fortune has contributed $4,800,000 to the joint venture which is being used to pay 100% of the budgeted leasehold acquisition and seismic costs for the projects. Of this amount, $2,507,000 had been expended as of December 31, 1996. Each party agreed to pay its prorata share (50%) of any leasehold acquisition and seismic costs in excess of $4,800,000 and the cost of drilling wells on the Joint Venture Projects. Fortune expects that it will participate in the drilling of wells on the projects, subject to its evaluation of the exploration risk and potential return on a prospect-by-prospect basis.

     The Company does not currently expect that wells will be drilled on all 20 of the Joint Venture Projects or that it will retain a working interest of more than 25%, except in certain circumstances, in wells that are drilled on the Joint Venture Projects. Fortune intends to farmout its remaining interest to other oil companies, giving Fortune an interest in the production from a successful well greater than its working interest in the well. Fortune may retain larger or smaller working interests in certain projects depending upon capital availability and other factors. Under a farmout arrangement, the Company would be relieved of all or part its obligation to pay drilling expenses, and could recover its acquisition and exploration costs but would wind up with a smaller interest in any given prospect. No assurance can be given that Fortune will be able to farmout any of the projects or that, if it is successful in doing so, that the farmout will be on the exact terms described above.

     Each of the parties in the joint venture has a right to farmout a portion or all of its interest in each prospect to the other under a "put" arrangement in the exploration agreement. In the event of such a farmout of a 50% working interest, Fortune or Zydeco would retain a negotiated overriding royalty convertible into a working interest or a default arrangement of a one percent overriding royalty interest in the project, convertible into a 12.5% working interest after Zydeco or Fortune recouped its drilling costs for the well from production. Should either Fortune or Zydeco farmout a smaller working interest to the other, the overriding royalty and after-payout working interests would be proportionately reduced.

     In May 1995, the joint venture farmed out the Polaris Prospect to Southern Gas Company of Delaware ("Southern"). Under the terms of the farmout, Southern paid an aggregate of $100,000 in exchange for 100% of the working interest in the Project. The joint venture also retained an overriding royalty interest convertible to a working interest after payout. In March 1996, Southern conveyed its rights under the farmout to a third party which subsequently drilled a well. The well was plugged and abandoned in October 1996 because of mechanical difficulties encountered in an attempt to complete the well. The 100% working interest in the Polaris Project has reverted back to Fortune and Zydeco pursuant to the terms of the farmout agreement. The joint venture is attempting to farmout the prospect to another party.

     In January 1996, the Company drilled a well on the Aurora Prospect. Zydeco did not participate in drilling the well. The well reached total depth on January 18, 1996. Well logs indicated that the well had penetrated three hydrocarbon reservoirs. However, given the significant costs of completing the well as an oil producer and installing production facilities, management elected not to complete it. The Company incurred costs of approximately $832,000, primarily in 1995, to drill and plug the well. The joint venture is attempting to sell or farmout the Aurora Project to third parties.

     Although not part of the joint venture with Zydeco, the Company participated with Zydeco in another well on a prospect known as DABM, which encountered mechanical difficulties before reaching its first objective. Operations were suspended and the well was temporarily plugged in August 1996, pending an evaluation by the working interest owners as to methods to overcome the difficulties experienced in the well. The Company incurred drilling costs of approximately $395,000 attributable to its 13.3% non-operating working interest in the third quarter of 1996.

     The Company believes that many of the Joint Venture Projects represent excellent opportunities to find significant oil and gas production. Many are in the vicinity of other recent discoveries in the Transition Zone and Timbalier Trench. However, there can be no assurance that Fortune will have sufficient resources to participate in all exploration wells proposed, that it will be able to farmout its interest on favorable terms or that any of the exploration wells will be drilled or be successful.

     Fortune acquired its interest in the joint venture through its acquisition in May 1995 of Lagniappe Exploration, Inc. ("LEX"), for 1,200,000 shares of Common Stock and 1,200,000 stock purchase warrants exercisable at $4.75 per share through May 12, 2000. The interest in the joint venture was the only significant asset of LEX.

LIRETTE PROSPECT, LAFOURCHE PARISH, LOUISIANA

     Also in 1996, Fortune entered into a Participation Agreement with National Energy Group and others to drill an exploratory well on the Lirette Prospect, Lafourche Parish, Louisiana. The well was plugged and abandoned as a dry hole in August 1996. The total cost to the Company of this exploration project at that stage was $260,000. At the end of 1996, Unocal, which owned a 60% working interest in the prospect, quitclaimed its interest to Fortune, so that Fortune now has a 70% working interest in the leases. By virtue of its leasehold position, the Company will be able to use, free of cost, new 3D seismic data being prepared in the area. The Company retains an interest in 120 acres of mineral leases on this prospect and, using the new 3D seismic information, will evaluate whether to conduct further exploration drilling. Unless the Company is able to identify additional exploration sites using such 3D seismic data, it expects to abandon the leases on this prospect before substantial delay rental payments become due in May 1997

PROPERTY ACQUISITION ACTIVITIES

SOUTH TIMBALIER BLOCK 76 ACQUISITION

     On December 11, 1995, Fortune acquired a 16.67% working interest (12.5% net revenue interest) in a 5,000 acre producing oil and gas property offshore Louisiana in South Timbalier Block 76. The seller was Petrofina, S.A. This property ("Block 76") includes a producing well which was completed in 1990, drilling and production platform and a transmission line. The effective date of the acquisition was June 1, 1995. Therefore, Fortune received the net cash flow from the well to its interest from June 1, 1995. The effective date for financial reporting purposes was November 1, 1995. The Company initially paid $2.2 million for its interest in Block 76 plus 150,000 common stock purchase warrants exercisable over a two-year period at prices from $4.625 to $6.00 per share. In the acquisition, Fortune granted an intermediary the option, exercisable until March 11, 1996, to acquire a 4.17% working interest in the property for $790,000 plus the retention by Fortune of a $150,000 deposit for a total of $940,000. The option was timely exercised, which reduced the Company's interest in the block to a 12.5% working interest (9.375% net revenue interest) effective January 1, 1996.

     On April 29, 1996, the Block 76 well was shut in due to a mechanical failure of downhole equipment. A remedial workover, started June 16, 1996, cost the Company approximately $300,000. The well came back on line July 6, 1996 and resumed production at a rate of approximately 16,000 MCFD and 1,100 BOPD. Notwithstanding the shut in for repairs, the well has already returned Fortune's investment and the Company is evaluating the possibilities for development wells.

     In order to finance the acquisition of the South Timbalier Block and to provide the Company with additional working capital, Fortune issued 1,321,117 shares of its Common Stock to a group of overseas investors in a transaction which qualified for an exemption from the registration requirements of the Securities Act of 1933 under Regulation S. From this sale in December 1995, the Company netted approximately $3.3 million after payment of expenses of the offering. The balance of approximately $1.1 million remaining after payment of the purchase price for the South Timbalier Block interest was added to working capital to be used for general corporate purpose. The shares were sold subject to certain "reset" provisions pursuant to which the purchasers could receive additional shares if the price of the Common Stock were to drop. Despite a drop in the price of the Common Stock during the calculation period, the Company does not expect to issue any reset shares. (See "Legal Proceedings.")

RIO ARRIBA COUNTY, NEW MEXICO--SAN JUAN BASIN

     On June 24, 1994, Fortune concluded the purchase of a 25% interest in EnRe-1, LLC, a newly formed Texas Limited Liability Company, which owned three Jicarilla Apache Minerals Development Agreements ("MDA's") covering 60,000 producing, development and exploratory acres in Rio Arriba County, New Mexico and associated tangible property, and an approximately 22% working interest in certain mineral, oil and gas leasehold interests in an additional 10,000 exploratory acres in Rio Arriba County, New Mexico. These interests were acquired for $1.7 million. Since that date, Fortune has expended approximately $1.5 million for its share of the cost of drilling wells in the San Juan Basin. In 1996, one of the MDA's comprising approximately 20,000 acres terminated and the acreage reverted back to the lessors.

     Of the seven wells drilled during 1994 and 1995, two were completed as producing wells. Total production from the New Mexico properties in 1996 was approximately 74 MCFD and 8 BOPD to the Company's net revenue interest. The Company did not participate in the drilling of any additional wells in 1996. Production revenues from the properties have not exceeded the total cost of acquiring and conducting drilling operations on the properties. The Company's reserve engineers have not assigned any proved reserves to the San Juan Basin properties.

     There are no immediate plans to conduct further evaluations of the wells that are temporarily shut in or to drill additional wells in this field. AMPOLEX USA, Inc. (AMPOLEX), the current operator of the field, was recently acquired by Mobil Oil, and has informed Fortune that AMPOLEX intends to sell its interest in the field. Fortune has indicated that it would review any offers which are received by AMPOLEX for the purchase of the Company's interest.

     As of December 31, 1996, the Company has $1.3 million of unevaluated costs attributable to these properties which will become subject to depreciation, depletion and amortization and the full cost ceiling test to the extent it exceeds what the Company will realize from a sale or further evaluation of its interest. If the entire amount were included in the full cost ceiling test, the risk of a ceiling cost writedown is significantly increased. In late July 1996, the Company received invoices from AMPOLEX, billing Fortune for $232,805 of costs not paid by two other working interest owners in the properties. The Company has reviewed this matter and does not believe that it owes any portion of such amounts.

WEBB COUNTY, TEXAS--BELLE PEPPER AND BELLE JEFFERS FIELDS

     On October 5, 1993, the Company completed the acquisition of certain mineral, oil and gas leasehold interests and associated tangible property from Michael Petroleum Corporation, Brazos Resources, Inc., Pioneer Drilling Company and Endowment Energy Partners. The mineral, oil and gas leasehold interests include working interests in producing and non-producing oil and gas properties located in Webb County, Texas, known as the Belle Pepper and Belle Jeffers Fields. The Company acquired interests in approximately 2,300 acres of mineral leases, including 10 producing gas wells. The Lobo sand in this area has very low permeability (under one millidarce) which has qualified all the acquired production as a "tight" gas sand. As a tight gas sand, the production from wells drilled before January 1, 1993 (which includes 9 of the wells on the property) is exempt from Texas state severance tax.

     Fortune paid an adjusted price of $6.5 million in cash and 195,000 three-year common stock purchase warrants exercisable at $3.88 for the properties. Aggregate production from the producing wells acquired by Fortune has not yet returned the Company's investment in this area.

     In June 1994, the Company participated in the drilling of a 10,000 foot exploratory test well to the Lobo sand which was determined to be non-commercial. Fortune had a 25% working interest in this well, and its dry hole costs were $115,000. The Company has a 20% interest in a proved undeveloped infill location within the Belle Pepper Field.

REFUGIO COUNTY, TEXAS--LA ROSA FIELD

     On February 8, 1994, the Company completed an acquisition of a 50% working interest in a 3,689 acre lease in the La Rosa Natural Gas Field in Refugio County, Texas from Brooklyn Union Exploration Company, Inc. for $760,000. The effective date of the transaction using the purchase method of accounting was February 1, 1994. The acquisition consisted of 12 producing wells, four saltwater disposal wells and 35 shut-in wells with total new proved reserves to the Company of one BCFE. The lease includes 2,700 undeveloped acres adjacent to production which was acquired for future exploration.

     Since acquiring an interest in the LaRosa Field in February 1994, the Company has participated in over 50 natural gas and oil recompletions in new zones of shut-in wells, of which a majority have been successful. The LaRosa Field produced an average of 607 MCFD and 30 BOPD during 1996 to the Company's net revenue interest. The Company plans to participate in a 3D seismic program on this field. (See "- Exploration Activities - La Rosa Proprietary 3D Seismic Exploration Program.")

     In January 1997, Laroco LLP, the Company's working interest partner, exercised its right to accelerate its one-eighth back-in by paying Fortune approximately $85,000, the amount necessary to repay Fortune's remaining net investment in the Field attributable to the back-in interest. This reduced the Company's working interest in the Field to 37.5%. In February 1997, Fortune farmed out 50% of its rights in the proprietary 3D seismic acquisition program currently underway over the Field and in any new wells drilled in exchange for the payment of 100% of Fortune's costs of conducting the seismic survey. The Company now owns a 37.5% working interest in the existing reserves and production and an 18.75% working interest in new discoveries that result from the 3D survey.

MCMULLEN COUNTY, TEXAS--AWP FIELD

     In 1992, the Company acquired a 10% working interest in the AWP Field, McMullen County, Texas as part of a package of California and Texas properties for a purchase price of 243,153 shares of Common Stock and the assumption of a $2,000,000 Note. The Company has since sold the California properties and paid off the $2,000,000 Note. The property includes approximately 3,500 acres of oil and gas leases and 10 proved developed locations remaining to be drilled on either 40 or 80 acre spacing. The operator of the field is currently in discussion with the landowners to reduce their royalty from 35% to 25% on several of the remaining locations. The Company's estimated share of the drilling and completion costs for each of these wells is $48,000. In February 1996, developmental drilling was resumed with the commencement of drilling the Bracken Ranch #47 well location which was successfully completed as a producer. The Bracken Ranch #48 well was completed as a producer in January 1997. Total production in this field averaged 350 MCFD and 14 BOPD in 1996 to the Company's net revenue interest. Production to date has not returned the Company's investment.

DIVESTITURE OF CALIFORNIA PROPERTIES

     At December 31, 1995, Fortune owned and operated 39 gross and 29.92 net wells located in California (including all the wells that were sold in 1996). Production in California during 1995 totaled approximately 57,160 net barrels of oil and 66,292 net Mcf of gas. This represented about 62% of the Company's 1995 oil production and about 7% of its gas production. The Sespe property comprised approximately 26% of Fortune's net proved oil reserves and 1% of Fortune's net proved gas reserves as of December 31, 1995.

     Despite the high percentage of the Company's oil production represented by these properties, the costs of operating the wells in California was, in the view of management, disproportionately high in relation to the revenues generated. The high cost of production in California on the Company's properties was a result of several factors, including the low gravity of the oil, the small production from each well and environmental and worker's compensation costs.

     On February 23, 1996, Fortune sold its interest in all but one of its California properties for cash in the amount of $840,000. The properties sold consisted of the Company's interest in the Hopper Canyon, Holser Canyon, Oxnard and Sheils Canyon Fields in Ventura County and the Bacon Hills Field in Kern County. The sale was effective December 31, 1995. In connection with the sale, Fortune paid commissions and expenses of approximately $75,000. The Company sold its remaining California property, the Sespe Field, Ventura County, California, to Seneca Resources for approximately $300,000 net of closing adjustments in April 1996. The Company recorded a loss on sale of $3.6 million in 1995 as a result of these divestitures.

     All of the Company's California properties were pledged to secure the Company's credit facility with Bank One. Concurrently with the closing of the sale of the non-Sespe properties, Fortune paid down the credit facility by $1.1 million, representing the entire indebtedness secured by the Company's California properties. The closing of the sale of the California properties and the relocation of the Company's headquarters to Houston completed the Company's strategic move to focus its efforts on exploration in the Gulf Coast.

     Prior to 1994, the Company made various other acquisitions, primarily of producing properties located in California, which have since been sold.

OIL AND GAS OPERATIONS

DRILLING ACTIVITIES

     The following table sets forth information regarding development and exploratory wells drilled by Fortune in the years ended December 31, 1994, 1995 and 1996:

                              WELL DRILLING ACTIVITY

                                              YEAR ENDED DECEMBER 31,
                                              -----------------------
                                           1994        1995        1996
                                          ------      ------      ------
      GROSS WELLS
      -----------
        Productive ....................        5           1           3
        Dry............................        3           -           3
                                          ------      ------      ------
            Total......................        8           1           6
                                          ======      ======      ======

      NET WELLS
      -----------
        Productive.....................     1.18         .20         .31
        Dry............................      .47           -        1.21
                                          ------      ------      ------
            Total......................     1.65         .20        1.52
                                          ======      ======      ======


OIL AND GAS RESERVES

     The Company's reserves are located in Texas and onshore and offshore Louisiana. Proved reserves represent estimated quantities of crude oil and natural gas which geological and engineering data demonstrate to be reasonably certain to be recoverable in the future from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are proved reserves that can be expected to be recovered through existing wells using existing equipment and operating methods.

     The oil and gas reserve estimates at December 31, 1994, were reviewed by Huddleston & Co., Inc., Houston, Texas, independent petroleum engineers, and Sherwin D. Yoelin, Los Angeles, California, independent petroleum engineer. For the years ended December 31, 1995 and 1996, the oil and gas reserve estimates were reviewed by Huddleston & Co., Inc.

     Such estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production, prices and the timing of development expenditures. The accuracy of any reserve estimate is a function of available data and of engineering and geological interpretation and judgment. The future cash inflow, as reflected in the "Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves," determined from such reserve data, are estimates only, and the present values thereof should not be construed to be the current market values of the Company's oil and gas reserves or the costs that would be incurred to obtain equivalent reserves. While the reserve estimates presented herein are believed to be reasonable, they should be viewed with the understanding that subsequent production of oil and gas from each reservoir, the timing and success of future development drilling and changes in pricing structure or market demand will affect the reserve estimate. (See "Forward Looking Statements - Uncertainty of Estimates of Proved Reserves and Future Net Revenues.")

     The following sets forth information with respect to estimated proved oil and gas reserves as determined by Fortune's independent petroleum engineers attributable to the Company's interests in oil and gas properties as of December 31, 1994, 1995 and 1996.

                         ESTIMATED NET RESERVE QUANTITIES

                                                      DECEMBER 31,
                                          --------------------------------------
                                             1994          1995          1996
                                          ----------    ----------    ----------
Total Proved Reserves (1):
  Oil (Bbls) .........................     1,647,000       347,000       249,000
  Natural Gas (Mcf) ..................     5,911,000     5,938,000     3,481,000
                                          ----------    ----------    ----------
Equivalent Mcf (MCFE) (2) ............    15,793,000     8,020,000     4,975,000
                                          ==========    ==========    ==========

Total Proved Developed Reserves:
  Oil (Bbls) .........................       675,000       324,000       160,000
  Natural Gas (Mcf) ..................     3,317,000     4,686,000     1,749,000
                                          ----------    ----------    ----------
Equivalent Mcf (MCFE) (2) ............     7,367,000     6,630,000     2,709,000
                                          ==========    ==========    ==========

(1) Estimates of oil and gas reserves are based in part on the price at which the product was sold as of the end of each year; and if the cost of producing the oil and gas exceeds the sales price, the quantity of "recoverable reserves" is reduced. The decrease in proved reserves from 1995 to 1996 was primarily attributable to the sale of 25% of the Company's interest in South Timbalier Block 76 in March 1996, the sale of the one remaining California property and a West Texas property in 1996 and natural depletion, offset by the reserve addition at East Bayou Sorrel. The decrease in reserves from 1994 to 1995 is primarily due to the transfer to oil and gas properties held for sale of reserves attributed to the Company's California properties which were sold in February 1996, and which represented approximately 1.4 million barrels of oil and 1.5 BCF of natural gas in the Company's Proved Reserves at December 31, 1994, partially offset by the acquisition of the South Timbalier Block 76.

(2)  After conversion (1:6); one Bbl of crude oil to six Mcf of natural gas.

DISCOUNTED PRESENT VALUE OF FUTURE NET REVENUES

   The following table represents the estimated future net revenues (using unescalated prices and discounted at 10% per annum) and the present value of the future estimated net reserves from the proved developed producing, proved developed non-producing and the proved undeveloped reserves at December 31, 1994, 1995 and 1996.

                  DISCOUNTED PRESENT VALUE OF FUTURE NET REVENUES

                                                    DECEMBER 31,
                                     ------------------------------------------
                                         1994           1995           1996
                                     ------------   ------------   ------------
Cumulative Future Net Revenue (1) .  $ 15,932,000   $ 12,600,000   $ 14,112,000
   less adjustment to give
   effect to a 10% annual discount     (7,784,000)    (3,658,000)    (3,292,000)
                                     ------------   ------------   ------------
                                        8,148,000      8,942,000     10,820,000
   less discounted present value of
   future income taxes ............          --             --             --
                                     ------------   ------------   ------------
                                     $  8,148,000   $  8,942,000   $ 10,820,000
                                     ============   ============   ============

(1) The increase in the present value of the reserves from 1995 to 1996 is attributable to the higher prices at year end 1996 of $4.04 per Mcf and $22.79 per Bbl vs. $2.32 per Mcf and $16.10 per Bbl at December 31, 1995. The increase in 10% discounted value at year end 1995 vs. 1996 is due to the net effect of acquiring the high production rate reserves offshore Louisiana offset by the exclusion of the longer life California properties sold in February 1996. The decrease in net revenues from 1994 to 1995, is primarily due to the significant reduction in reserve volumes attributable to the exclusion of the California properties.

PRODUCTION

    The approximate net production data related to the Company's properties for the periods ended December 31, 1994, 1995 and 1996 are set forth below:

                                NET PRODUCTION DATA

                                                    DECEMBER 31,
                                   ---------------------------------------------
                                     1994              1995              1996
                                   ---------         ---------         ---------
Oil (Bbls) ...............            88,000            92,000            57,000
Gas (Mcf) ................         1,017,000           909,000         1,038,000
                                   ---------         ---------         ---------

PRICES AND PRODUCTION COSTS

     The following table sets forth the approximate average sales prices and production (lifting) costs per barrel of oil and per Mcf of gas produced and sold in the United States from the Company's oil and gas leases for the years ended December 31, 1994, 1995 and 1996:


                     AVERAGE SALES PRICES AND PRODUCTION COSTS

                                                            DECEMBER 31,
                                                    ----------------------------
                                                     1994       1995       1996
                                                    ------     ------     ------
Average Sales Price Received:
  Oil (per Bbl) ...............................     $14.14     $14.66     $20.24
  Gas (per Mcf) ...............................       2.09       1.77       2.56
  Average Production and Operating Cost
    per MCFE ..................................       0.71       1.04       0.85
                                                    ------     ------     ------

PRODUCING WELLS

     The following table lists the total gross and net producing oil and gas wells in which Fortune had an interest at December 31, 1996:

                                   PRODUCING WELLS

                                       GROSS                     NET
                                -------------------     ---------------------
                                  OIL         GAS         OIL           GAS
                                -------     -------     -------       -------
Texas .....................          39          40        3.90         13.40
Louisiana .................           1           1         .11           .12
New Mexico ................           2        --           .43          --
                                -------     -------     -------       -------
   Total ..................          42          41        4.44         13.52
                                =======     =======     =======       =======


PRINCIPAL CUSTOMERS

     For the year ended December 31, 1994, 48% of the Company's produced gas was sold to Michael Gas Marketing Co., Inc., 25% to Tenneco and 15% to Enron, while 72% of the Company's produced oil was sold to Texaco Trading and Transportation and 8% to Enron. During 1995, 56% of the Company's oil production was sold to Texaco Trading and Transportation and 10% to Laroco, LLP; 29% of the Company's gas production was sold to Laroco LLP, 26% to Michael Gas Marketing and 16% to AWP. During 1996, 54% of the Company's oil production was sold to Scurlock

Permian Corporation; of the Company's gas production 26% was sold to CNG Energy Services Corporation, 23% to Fina Natural Gas Company, 20% to Texana Pipeline Joint Venture and 17% to Michael Gas Marketing.

     The Company believes that the loss of any of these customers should not have any material adverse effect on the Company, since there are a large number of companies which purchase crude oil and natural gas in the areas in which the Company operates.

PROPERTIES

LEASEHOLD ACREAGE

     Fortune's holdings of developed and undeveloped leasehold acreage as of December 31, 1996 were approximately as follows:

                                 LEASEHOLD ACREAGE

                                       DEVELOPED                 UNDEVELOPED
                                   -------------------       -------------------
                                   GROSS         NET         GROSS         NET
                                   ------       ------       ------       ------
Louisiana ..................          660           81       28,441       10,995
Texas ......................        5,504        1,080        3,960        1,468
New Mexico .................        1,320          285       48,680       11,231
Oklahoma ...................         --           --             80            5
                                   ------       ------       ------       ------
   Total ...................        7,484        1,446       81,161       23,699
                                   ======       ======       ======       ======


TITLE TO PROPERTIES

     Detailed title examinations were performed for many of the Company's properties in December 1993 and January 1994 in conjunction with the establishment of the Company's bank credit facility, and title opinions were issued. In November 1995, title on the Company's South Timbalier Block 76 offshore Louisiana acquisition was examined. The Company believes it holds valid title on all its properties, free and clear of any liens or encumbrances except for encumbrances described herein. Title opinions are obtained on newly acquired properties as of the date of the closing. As is customary in the oil and gas industry, the Company performs only a perfunctory title examination at the time exploratory oil and gas properties are acquired. Prior to the commencement of drilling operations, a thorough title examination of the drillsite and any pass-through parcels is conducted and any significant defects are remedied before proceeding with operations. All of the Company's producing leasehold interests have been pledged to secure corporate indebtedness with Bank One, Texas. Transfers of many of the Company's properties are subject to various restrictions, including the requirement of obtaining the consent of the landowner in many instances.

OFFICE FACILITIES

     In February 1996, the Company relocated its headquarters to Houston, Texas. Prior to that, the Company leased office space in Agoura Hills, California. The lease in Agoura Hills, California currently expires in 1997. On February 13, 1996, the Company entered into an agreement with Animation Magazine to sublease the Agoura Hills office space, under terms and conditions identical to those contained in the Company's lease with its landlord, for the balance of the term of Fortune's lease. Fortune also assumed the term remaining on Animation Magazine's lease on its prior location for the period from March through October 1996. Rent for the 4,777 square feet which the Company occupied was $53,000 in 1995 and $45,000 in 1994. At its present location Fortune occupies approximately 5,400 square feet of office space under a lease agreement with a term of 5 years. The first year's rent on this space was $42,000 and is expected to be $84,000 in 1997. (See Note 9 of Notes to Financial Statements)

COMPETITION

     The principal raw materials and resources necessary for the exploration for, and the acquisition, development, production and sale of, oil and natural gas are leasehold prospects under which oil and gas reserves may be discovered, drilling rigs and related equipment to explore for such reserves, and knowledgeable personnel to conduct all phases of oil and gas operations. The Company must compete for such raw materials and resources with both major companies and independent oil and gas operators. Each of these resources is currently in high demand. Many of the companies with which Fortune competes for these resources are better equipped to acquire them. There is no assurance that the Company will be able to acquire any portion of these resources in a timely and economical manner.

EMPLOYEES

     As of February 28, 1997, the Company employed eight persons, all in management and administration. In addition, the Company utilizes the services of outside consultants in certain technical aspects of the Company's business. Fortune utilizes these consultants to aid in the evaluation of Company projects and to evaluate oil and gas assets for potential acquisitions. On February 5, 1996, the Company relocated its corporate headquarters to Houston, Texas and has adequate room for expansion at the new location in the event the Company chooses to hire additional experienced personnel to support its program of exploration and expansion.

GOVERNMENTAL REGULATION

     Environmental laws and regulations are having an increasing impact on Fortune's operations in nearly all the jurisdictions where it has production. Drilling activities and the production of oil and gas are subject to regulations under federal and state pollution control and environmental laws and regulations. It is impossible to predict the effect that additional environmental requirements may have on future earnings and operations, but it will continue to be necessary to incur costs in complying with these laws and regulations. Fortune spent approximately $3,000, $25,000, and $14,000 in environmental compliance costs in 1996, 1995 and 1994, respectively.

     The Company is not currently a party to any judicial or administrative proceedings which involve environmental regulations or requirements and believes that it is in substantial compliance with all applicable environmental regulations. The Company believes that it is reasonably likely that the trend in environmental legislation and regulations will continue toward stricter standards. The Company is unaware of future environmental standards that are reasonably likely to be adopted that will have a material effect on the Company's financial position or results of operations, but cannot rule out the possibility.

     The Company has never had a material environmental problem, but if a property in which Fortune has an interest is found to be contaminated, the Company could be required to participate in a "clean up" program. Such a clean up, depending on its magnitude and the Company's ownership interest therein, could require undetermined amounts of capital and exceed the Company's ability to pay. The Company has obtained primary insurance against oil spills providing $2,000,000 of coverage with a $10,000 deductible for onshore hazards and $1,000,000 of coverage with a $25,000 deductible for offshore hazards.

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

ITEM 3.   LEGAL PROCEEDINGS

     On March 26, 1996, Fortune was served with a lawsuit which had been filed in the Federal District Court in Delaware by one of the purchasers of Fortune common stock in an offering in December 1995 under Regulation S. Under the terms of the subscription agreement pursuant to which the plaintiff acquired his shares, he was entitled to receive additional shares of Fortune stock if the market price fell below a stated level during a specified period following the 40-day holding period prescribed by Regulation S. Fortune vigorously contested this action, believing that plaintiff either participated in a scheme to unlawfully manipulate the market price of the Common Stock or benefitted from such manipulation by others. On February 3, 1997, the plaintiff voluntarily dismissed the complaint without prejudice, and the court ordered the return to Fortune of shares of Common Stock which had been voluntarily placed in escrow by Fortune. Management does not anticipate that the action will be refiled.

     On April 16, 1996, Fortune was advised that similar suits had been filed in Federal District Court in New York by two other buyers in the same offering. Fortune responded to the suits, admitting that the stock price declined but alleged that suspicious trading activity in Fortune stock occurred immediately prior to and during the time period in which the additional-share allocation was computed. Fortune believes that it has discovered evidence of active market manipulation in the Common Stock by these plaintiffs; accordingly, it has commenced a countersuit for damages suffered by the Company and its shareholders as a result of these acts and has also sought leave of court to add third-party defendants whose actions furthered this market manipulation. Fortune intends to continue to vigorously defend plaintiffs' actions and prosecute its own counterclaims.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None during the fourth quarter of 1996.

                                     PART II

ITEM 5 .   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table sets forth the high and the low closing prices of the Common Stock and certain publicly traded warrants of the Company on the American Stock Exchange ("AMEX") for the periods indicated.

                                             COMMON STOCK        WARRANTS
                                            --------------    --------------
                                             HIGH     LOW      HIGH     LOW
                                            -------  -----    ------   -----
    1995
        First Quarter ..................  $ 2 1/2  $ 1 3/4  $   7/8  $   1/2
        Second Quarter..................    3 5/16   1 5/6    1          1/4
        Third Quarter...................    3 15/16  2 5/8    2 1/2    1 1/2
        Fourth Quarter..................    4 15/16  3 3/8    3 7/16   1 7/8

    1996
        First Quarter..................     5        2        3 3/16   1 3/8
        Second Quarter.................     4        2 5/8    3        1 3/8
        Third Quarter..................     3 11/16  2 1/4    2 3/8    1 1/4
        Fourth Quarter.................     3 1/2    2 1/4    1 3/4    1
                                            -------  -----    ------   -----

    1997
        First Quarter (through
          March 10, 1997)                   3 1/4    2 3/8    1 7/8    1 1/8



     At March 10, 1997, the closing price of the Common Stock was $2.63 per share. At February 28, 1997, there were 12,138,424 shares of the Company's Common Stock outstanding held of record by approximately 3,000 stockholders.

ITEM 6.   SELECTED FINANCIAL DATA

    The following Summary Condensed Financial Data for each of the years in the five year period ended December 31, 1996, are derived from, and qualified by reference to, the Company's audited financial statements, appearing elsewhere herein. The Selected Financial Data should be read in conjunction with the financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7. The data for years ending prior to 1996 have been restated to reflect the change in the Company's method of accounting for oil and gas operations to the full cost method of accounting. (See Note 2 to Financial Statements.)
             (dollars and shares in thousands, except per share data)

                                                          YEARS ENDED DECEMBER 31,
                                  -----------------------------------------------------------------------
                                     1992*          1993*          1994*          1995*           1996
                                  -----------    -----------    -----------    -----------    -----------
STATEMENT OF OPERATIONS DATA:
   Total Revenues .............   $     2,160    $     2,834    $     3,397    $     3,143    $     4,040
   Net Loss ...................          (174)        (3,703)        (4,453)        (5,876)        (1,330)
   Net Loss per share .........         (0.24)         (2.09)         (1.69)         (0.90)         (0.12)
   Net weighted average
     shares outstanding .......           714          1,773          2,639          6,556         11,351


OPERATING DATA:
   Net Production:
      Crude oil, condensate and
        gas liquids (Bbl) .....        87,000         79,000         88,000         92,000         57,000
      Natural gas (Mcf) .......       234,000        724,000      1,017,000        909,000      1,038,000
      Gas equivalent (MCFE) ...       758,000      1,196,000      1,542,000      1,461,000      1,383,000
   Average Sales Price:
      Crude oil, condensate and
        gas liquids ($ per Bbl)   $     17.57    $     14.33    $     14.14    $     14.66    $     20.24
      Natural gas ($ per Mcf) .          2.39           2.28           2.09           1.77           2.56

                                                                      DECEMBER 31,
                                          -------------------------------------------------------------------
                                             1992*         1993*         1994*         1995*         1996
                                          -----------   -----------   -----------   -----------   -----------
BALANCE SHEET DATA:
   Total Assets .......................   $     8,199   $    10,429   $    10,066   $    17,800   $    16,335
   Total Debt .........................         3,574         3,003         7,123         4,897         2,933
   Net Stockholders' Equity ...........         4,177         6,588         2,130        12,314        13,037

RESERVES:
   Estimated Net Proved Reserves (1):
      Crude oil and condensate (MBbl) .         2,066           813         1,647           347           249
      Natural gas (Bcf) ...............           4.8           5.6           5.9           5.9           3.5
   Estimated future net revenues before
     income taxes .....................   $    20,358   $    12,835   $    15,932   $    12,600   $    14,112
   Present value of estimated future
     net revenues before income taxes
     (discounted at 10% per annum) ....   $     8,555   $     8,554   $     8,148   $     8,942   $    10,820

-----------
*Restated.

(1) Estimates of oil and gas reserves in future years are based in part on the sales price at December 31 of the respective year. To the extent that the cost of producing the oil and gas, plus applicable taxes, from any particular property exceeds the sales price, the quantity of proved reserves is reduced. (See Items 1 and 2. Business and Properties - Oil and Gas Operations - Oil and Gas Reserves.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     All of the Company's operating revenues are derived from the production of oil and natural gas. Prior to 1994, the Company was principally engaged in the purchase and production of oil and gas reserves, primarily in California. In 1995, the Company changed its strategy and now concentrates in exploration projects onshore and offshore Louisiana and Texas and in the related transition zone. In furtherance of this change in strategy, Fortune made substantial changes in management and personnel and, in 1996, sold all of its California properties, which accounted for a significant portion of the Company's oil and gas reserve volumes at the time of the sale, and relocated its offices to Houston, Texas. It has also developed a new area of interest and new working relationships, and invested in new prospects, the operating results of which are too preliminary to support meaningful evaluation of their potential. Because of these changes in strategy, current and future results of operations may not be comparable to historical performance.

     From 1994 to 1995, operating revenues decreased, primarily as a result of lower natural gas prices and weather related production curtailments. In 1996 the Company sold its California properties, but revenues increased as production from an existing offshore Louisiana well contributed to revenues for a full year. The Company expects that revenues will increase substantially in 1997 as a result of an additional well put on production in late December 1996 and any other wells that may be put into production during the year.

     Operating results in 1994 were substantially affected by impairment expense related to lower oil and natural gas prices while 1995 operating results were substantially affected by a loss on sale related to the Company's California properties. No such loss or expense was recorded in 1996. General and administrative expense, however, increased significantly in 1996 because of the Company's relocation to Houston and the addition of executive personnel. The Company anticipates that general and administrative expense may increase further as the scope of the Company's oil and gas exploration activities are expanded in future years.

     The Company experienced substantial operating and net losses in 1994 and 1995, primarily attributed to the impairment and loss on sale expenses described above, and a significantly smaller loss in 1996. Operations contributed cash in 1994 and 1996, primarily due to relatively high natural gas prices and increases in production, but consumed cash in 1995 because of low natural gas prices during early 1995 and the shut-in of one of the Company's primary California properties. The Company made substantial net investments in oil and gas properties in 1994 and 1995, primarily for acquisitions, and a somewhat smaller net investment in oil and gas properties in 1996, principally for exploration. The Company funded its operating deficits and property investments from commercial borrowing in 1994, a substantial portion of which was repaid by the end of 1996, and from the sale of equity securities in 1995. The Company anticipates that operating revenues will be sufficient to sustain budgeted operations through 1997 but expects to use additional funds to participate in additional exploration opportunities and to purchase geological and geophysical data.

     On February 28, 1997, the Company filed a registration statement with the Securities and Exchange Commission for an offering of 2,000,000 shares of Common Stock by the Company. Paulson Investment Company, Inc. has been engaged as the lead underwriter. No assurance can be given that such offering will be completed. If completed, the net proceeds of the offering would be used for further development of the Company's existing properties, acquisition of additional properties and geological and geophysical data and general corporate purposes, including possible debt reduction.

     Substantial sales of equity securities in 1995 resulted in significant increases in the weighted average shares outstanding in both 1995 and 1996. Net loss per share decreased in 1995 despite an increase in the net loss from operations and also decreased in 1996 as a result of a decrease in the net loss from operations and an increase in the weighted average shares outstanding.

     In the fourth quarter of 1996, the Company elected to change to the full cost method of accounting. Management of the Company believes that full cost accounting is preferable because it will more accurately reflect the results of the Company's future operations. Under full cost accounting rules, all productive and non-productive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Dispositions of oil and gas properties are generally accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless such disposition is deemed to be significant. (See Note 4 of Notes to Financial Statements.) Under full cost accounting rules, the net capitalized costs of oil and gas properties may not exceed a "ceiling" limit of the tax effected present value of estimated future net revenues from proved reserves, discounted at 10%, plus the lower of cost or fair market value of unproved properties. This rule requires calculating future revenues at unescalated prices in effect as of the end of each fiscal quarter and requires a write-down if the net capitalized costs of the oil and gas properties exceed the ceiling limit, even if price declines are temporary. The risk that the Company will be required to write-down the carrying value of its oil and gas properties increases when oil and gas prices are depressed or unusually volatile. The use of the full cost accounting method also exposes the Company to the potential for large write-downs of assets if and when non-producing properties carried at cost are disposed of below that cost or abandoned. (See Notes 1 and 2 to the Financial Statements for a further discussion of the reasons for and impact of this change in accounting method.)

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1996 AND 1995

     Fortune had a net loss of $1.3 million in 1996 compared to a net loss of $5.9 million in 1995. The higher net loss in 1995 is primarily attributable to a $3.6 million loss on the sale of the California properties.

     Net revenues from sales of oil and gas increased 29% to $3.8 million for 1996, compared to 1995. The increase resulted primarily from the combination of higher natural gas prices and a full year of production from the South Timbalier Block 76. The 1995 production was adversely affected by a 5 1/2 month shut down of the Company's Hopper Canyon, California oil field due to storm damage. Revenues for 1996 were adversely affected by a two month shut down of the Company's South Timbalier Block 76 well due to a mechanical failure in the second quarter of 1996. Fortune has a 9.375% net revenue interest in the well, which accounted for about 50% of the Company's oil and gas revenues in 1996. The Company incurred approximately $300,000 in workover costs to repair the problem, most of which was expensed as production and operating expense in June and July 1996.

     Natural gas prices for the Company's production averaged $2.56 per MCF for 1996 as compared to $1.77 per MCF for 1995. Oil prices averaged $20.24 per barrel in 1996 compared to $14.66 per barrel in 1995. These higher average prices contributed to the increase in revenues.

     Other income consisted primarily of interest income in 1996 and 1995.

     Production and operating expenses decreased by $342,000 (23%) in 1996 compared to 1995 despite the expense of the South Timbalier workover discussed above. The decrease in operating expenses resulted primarily from the Company's sale of its California properties in early 1996.

     In 1996, Fortune's general and administrative expenses increased by $712,000 (59%) over 1995. The increase was due primarily to increased legal fees resulting from certain litigation, costs incurred in the sale of the Company's California properties, increased shareholder reporting expense and increased personnel expense. The Company also incurred non-recurring office relocation and severance costs of $216,000 during 1996 in connection with the Company's move to Houston. Interest expense decreased by $435,000 (50%) for 1996 compared to 1995 due to the lower debt balance in 1996. The lower depletable property balance, resulting from the year end 1995 impairment, led to a decrease in the Company's provision for depletion, depreciation and amortization of $193,000 (11%) in 1996 as compared to 1995. Depletion, depreciation and amortization decreased from $1.22 per MCFE in 1995 to $1.14 per MCFE in 1996.

 YEARS ENDED DECEMBER 31, 1995 AND 1994

     During 1995, Fortune had a net loss of $5.9 million compared to a net loss of $4.5 million for 1994. The net loss for 1995 was primarily due to a $3.6 million loss on sale attributable to the sale of the California properties. The Company also had an impairment expense of $3.3 million in 1994 attributable to the full cost ceiling test. (See Note 4 to the Financial Statements.)

     Net revenues from sales of oil and gas decreased $380,000 (11%) in 1995, compared to 1994. The decrease resulted primarily from lower natural gas prices combined with shutting in the Company's Hopper Canyon, California oil field for 5 1/2 months due to a storm damaged access road. Natural gas prices averaged $1.77 for 1995, compared to $2.09 for 1994. Oil prices averaged $14.66 per barrel for 1995 as compared to $14.14 per barrel for 1994.

     Other income consisted primarily of interest income and operator's overhead fees earned by the Company on its operated wells, all of which were sold as of December 31, 1995.

     Production and operating expenses increased during 1995 by $424,000 (39%) compared to 1994. The increase was due primarily to the additional operating expenses from the acquired production in Rio Arriba County, New Mexico, Refugio County, Texas and offshore Louisiana; additional wells brought on production in New Mexico and Refugio County, Texas; and additional expenses incurred in Hopper Canyon Field for repairs due to storm damage.

     During 1995, Fortune's general and administrative expenses increased by $192,000 (19%) over 1994. The increase was due primarily to increased insurance costs, legal fees, public relations expenses, shareholder expenses and expenses in preparing to relocate the Company's headquarters. Interest expense increased by $410,000 (89%) in 1995 compared to 1994, due to increased debt from the Refugio County, Texas and Rio Arriba County, New Mexico acquisitions. The Company's provision for depletion, depreciation and amortization increased by $108,000 (6%) in 1995, compared to 1994 as a result of a higher depletion, depreciation and amortization per unit of production. The higher rate resulted from lower reserves in 1995.

LIQUIDITY AND CAPITAL RESOURCES

CASH BALANCE AND WORKING CAPITAL

     The Company's cash balance at year end 1996 increased to $2.2 million as compared to $1.9 million at year end 1995. This increase was primarily attributable to increased cash flow from operations in 1996 as well as cash proceeds from a 1996 private placement and the exercise of private warrants and options. The Company's cash balance and its total working capital at December 31, 1995, increased compared to December 31, 1994, because of the cash proceeds from two 1995 stock offerings and the classification of the California properties held for resale as a current asset at December 31, 1995. The Company also reduced its total debt balance by $4.2 million (59%) from December 31, 1994 through December 31, 1996. As a result of the Debenture Exchange Offer discussed below, the Company has reduced debt by another $697,000 at February 26, 1997.

     Although the Company's cash balance increased in 1996, working capital decreased by $196,000 as a result of a significant portion of the Company's debt being classified as current liabilities at December 31, 1996. The Company's outstanding debt is comprised of bank debt and Debentures.

     Fortune's internal liquidity and capital resources in the near term will consist primarily of working capital derived from its oil and gas operations along with the funds which may be raised in connection with the public offering discussed under "Overview" above. At December 31, 1996, the Company also had $2.3 million of restricted cash held by the joint venture with Zydeco which is available for lease and seismic acquisition and seismic processing in the Transition Zone and Timbalier Trench areas offshore Louisiana. (See Items 1 and
2. Business and Properties - Exploration Activities - Joint Venture with
Zydeco.)

 CASH FLOWS FROM OPERATING ACTIVITIES

     Fortune's cash flow provided by operating activities increased for 1996 to $607,000 as compared to an operating cash flow deficit of $744,000 for 1995. This increase resulted from higher natural gas prices and higher gas production in 1996 as discussed above. Cash flow in 1996 was adversely affected by the shut-in of the South Timbalier Block 76 well for over two months in the second quarter of 1996, resulting in a loss of revenues from the well, and workover expenses incurred to bring the well back on production. Fortune's 1995 operating cash flow deficit of $744,000 compares to cash flow from operating activities of $491,000 in 1994. The 1995 cash flow deficit resulted primarily from lower natural gas prices, the shut-in of the Company's Hopper Canyon Field and higher operating costs.

     The Company's 1996 discovery well at East Bayou Sorrel, Iberville Parish, Louisiana began producing on December 20, 1996. This discovery had no impact on the Company's revenues in 1996 but the Company believes that this well will have a positive impact on its cash flow from operations in 1997. The Company expects that drilling will commence on the first development well in this field in March 1997.

CASH USED IN INVESTING ACTIVITIES - CAPITAL EXPENDITURES

     Capital expenditures funded with cash for the years ended December 31, 1994, 1995 and 1996 were $4.3 million, $5.7 million and $3.2 million, respectively. 1994 capital expenditures consisted primarily of the following:
$1.7 million for the acquisition of New Mexico properties; $760,000 for the acquisition of the La Rosa gas field in Refugio County, Texas; and capital expended to explore and develop the New Mexico, La Rosa and AWP properties. The increase in capital expenditures for 1995 was principally attributable to capital expended to acquire, explore and develop the Company's New Mexico, LaRosa and AWP properties; begin the acquisition of seismic and leases offshore Louisiana; acquire South Timbalier Block 76 for $2.2 million; and drill the exploratory well at Aurora. 1996 capital expenditures were primarily for four exploratory wells (East Bayou Sorrel, Lirette, DABM and South Lake Arthur) and continued lease and seismic acquisition offshore Louisiana. The Company also received $2.2 million of proceeds from the sale of oil and gas properties in 1996, including $1.2 million for the sale of the California properties that was used to retire debt in February 1996. The Company also received $940,000 for the sale of 25% of its interest in South Timbalier Block 76. (See Items 1 and 2. Business and Properties - Exploration Activities and Property Acquisition Activities.)

     Fortune's capital expenditures for 1997 are currently estimated to range from approximately $2.5 million to $5.0 million depending on the Company's available capital resources. The Company intends to provide for these expenditures with its available cash and either the exercise of outstanding warrants, the recovery of prospect costs advanced by the Company, or the proceeds of the offering discussed under "Overview" above. Should such funds not be available to the Company as required for timely drilling, the Company can reduce its working interest participation in the wells, farmout additional interests or, in the joint venture with Zydeco, put its interest back to Zydeco for an overriding royalty and an after payout working interest. Should the Company's working interest in exploration projects be reduced, the Company would not derive as great a benefit as it may have otherwise enjoyed in the event of an exploration success.

CASH FLOWS FROM FINANCING ACTIVITIES - CASH PROVIDED FROM EQUITY TRANSACTIONS

     Fortune's primary source of additional capital during 1995 and 1996 has been stock offerings and the exercise of warrants and options. In December 1996, the Company sold 412,000 shares of common stock at a price of $3.00 per share in a private placement. Net proceeds of approximately $1.1 million were received from the sale of these shares. On December 11, 1995, the Company closed a private placement of 1,321,117 shares to acquire a producing property and raise additional capital. From this sale, the Company netted approximately $3.3 million after payment of expenses of the offering. (See Items 1 and 2. Business and Property - Acquisition Activities - South Timbalier Block 76 Acquisition.)

     On June 30, 1995, the Company closed an underwriting of 4,100,000 shares of Common Stock at a price of $2.00 per share. On July 5, 1995, the underwriters exercised their overallotment option for an additional 500,000 shares. The Company netted approximately $8.1 million after deduction of underwriting discounts and costs of the offering. In February 1995, the Company netted $795,000 in a private placement of Common Stock. The proceeds were used to fund the initial contribution to the joint venture with Zydeco. (See Items 1 and 2. Business and Properties - Exploration Activities - Joint Venture with Zydeco.)

OUTSTANDING DEBT AND DEBT REDUCTION

     As of March 10, 1997, the Company had $2.0 million of debt outstanding, all of which is due in 1997. Outstanding debt is currently comprised of $1.0 million of bank debt and $1.0 million outstanding Debentures. As discussed above, this represents a substantial reduction (70%) in the Company's total debt since December 31, 1994. The Company believes it will have the financial resources during 1997 to either pay off or extend all of its outstanding debt. In the event that the public offering described herein is completed, the Company may use a portion of the proceeds to pay off the remaining balance of the Debentures.

CREDIT FACILITY

     The Company's bank debt was incurred under a $10 million secured master revolving credit facility with Bank One, Texas, N.A. which has been in place since January 14, 1994 (the "Credit Facility"). The amount the Company may borrow under the Credit Facility is determined by the borrowing base as calculated by the Bank semi-annually on the basis of the Company's oil and gas reserves. The principal balance of the Credit Facility at March 10, 1997 was $1,025,000. The Credit Facility is secured by a mortgage on all of the Company's existing producing oil and gas properties and currently requires monthly principal payments of $75,000. During February 1996, the Company made a principal reduction of $1,100,000, primarily from the proceeds of the sale of its California properties.

     Under the terms of the Credit Facility, the Company is subject to certain covenants, including restrictions or requirements with respect to working capital, tangible net worth, net cash flow, additional debt, asset sales and certain mergers. In certain quarters during 1995 and 1996, the Company was not in compliance with its cash flow coverage ratio covenant in the Credit Facility. Under the terms of the Credit Facility, the bank has the right to demand repayment of the entire loan balance in the event of covenant defaults. The Company obtained waivers of these past defaults; however, the Company has determined that it was in compliance with the cash flow coverage ratio for each of the last two quarters of 1996. The Company is not able to borrow any additional amounts under the Credit Facility at this time.

     The Credit Facility is due October 1, 1997, at which date the loan balance would be $575,000 after payment of the required monthly principal reductions. Prior to that date, the Company expects its borrowing base will be sufficient to allow the Company to extend the term of this debt. The Company has not received a commitment to extend the term of this debt and there can be no assurance that the term will be extended. However, the Company believes that it will have the financial resources, as discussed herein, to renew or repay the Credit Facility during 1997.

CONVERTIBLE SUBORDINATED DEBENTURES

     The Company's Debentures are due December 31, 1997. On, February 26, 1997, the Company closed an exchange offer for these Debentures which resulted in $697,000 principal amount of Debentures being exchanged for 218,858 shares of Common Stock and 174,250 Common Stock Warrants. Consequently, the balance due on the Debentures at December 31, 1997 is $1,028,000. Furthermore, the Company will record a non-cash debt conversion expense of approximately $316,000 during the first quarter of 1997. The non-cash debt conversion expense represents the difference between the fair market value of all of the Common Stock and warrants issued in connection with the Exchange Offer and the fair market value of the lower number of shares of Common Stock that could have been issued upon the conversion of the Debentures under the Indenture prior to the exchange offer.

OIL AND GAS PRICES AND RESERVES

     The price Fortune receives for its oil and gas production is influenced by conditions outside of Fortune's control. As of February 26, 1997, the Company was receiving approximately $20.62 per Bbl as an average price for its oil production and $2.96 per Mcf as an average price for its gas production. At December 31, 1996, the Company received approximately $4.04 per Mcf for its gas production and $22.79 per Bbl for its oil production. At December 31, 1995, the Company received approximately $2.32 per Mcf for its gas production and $16.10 per Bbl for its oil production. At December 31, 1994, the Company received approximately $14.62 per Bbl for its oil production and $1.39 per Mcf as an average price for its gas production. (See "Forward Looking Statements - Volitility of Oil and Gas Prices".)

     The Company's December 31, 1996 oil and gas reserve report prepared by Huddleston & Co. Inc., of Houston, Texas, its independent petroleum engineers, indicated a net present value, discounted at 10%, of the Company's proved reserves equal to $10.8 million at December 31, 1996, compared to an $8.9 million discounted value at December 31, 1995. Of that total value, the proved developed producing wells had a discounted value of $6.3 million at December 31, 1996 compared to $6.7 million at December 31, 1995.

     Total net proved recoverable reserves at December 31, 1996 decreased to 249,000 barrels of oil and 3.5 billion cubic feet of natural gas from 347,000 barrels of oil and 5.9 billion cubic feet of natural gas at December 31, 1995. The increase in the present value of the reserves is attributable to the higher oil and gas prices at year end 1996 vs. 1995. The decrease in proved reserves was primarily attributable to the sale of 25% of the Company's interest in South Timbalier Block 76 in March 1996, the sale of the one remaining California property and a West Texas property in 1996 and natural depletion, offset by the reserve addition at East Bayou Sorrel. (See Items 1 and 2. Business and Properties - Property Acquisition Activities.)

ACCOUNTING FOR STOCK OPTIONS

     The Company follows the intrinsic value method for accounting for stock options granted to employees. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation." The Company did not adopt, for accounting purposes, the fair value method of accounting for stock-based compensation plans as compensation expense over the period options are vested, which is an optional provision of Accounting Standard 123. (See Note 11 to the Financial Statements.)

FORWARD LOOKING STATEMENTS

     This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. Such forward-looking statements may be found in this section and under Items 1 and 2. Business and Properties. Forward looking statements include statements regarding: future oil and gas production and prices, future exploration and development spending, future drilling and operating plans, reserve and production potential of the Company's properties and prospects and the Company's strategy. Actual events or results could differ materially from those discussed in the forward-looking statements as a result of various factors including, without limitation, the factors set forth below and elsewhere in this annual report:

     EXPLORATION RISKS. The business of exploring for and, to a lesser extent, of acquiring and developing oil and gas properties is an inherently speculative activity that involves a high degree of business and financial risk. Although available geological and geophysical information can provide information with respect to a potential oil or gas property, it is impossible to determine accurately the ultimate production potential, if any, of a particular property or well.

     DEPENDENCE ON LIMITED NUMBER OF WELLS. Over one-half of the Company's oil and gas revenues, cash flow and proved oil and gas reserves is currently accounted for by two wells, the South Timbalier Block 76 well and the East Bayou Sorrel well. Although the East Bayou Sorrel well only began producing in December 1996, this field is expected to have a significant impact on 1997 operations. Furthermore, the South Timbalier Block 76 well was shut in for over two months during 1996 as the result of a mechanical failure. A significant curtailment or loss of production from either of these wells for a prolonged period before the Company could replace the reserves through new discoveries or acquisitions would have a material adverse effect on the Company's projected operating results and financial condition in 1997.

     VOLATILITY OF OIL AND GAS PRICES. The Company's revenues, profitability and future rate of growth are substantially dependent upon prevailing market prices for natural gas and oil, which can be extremely volatile and in recent years have been depressed by excess domestic and imported supplies. In addition to market factors, actions of state and local agencies, the United States and foreign governments, and international cartels affect oil and gas prices. All of these factors are beyond the control of the Company. These external factors and the volatile nature of the energy markets make it difficult to estimate future prices of natural gas and oil. The average gas prices received by the Company were $2.09, $1.77 and $2.56 per Mcf in 1994, 1995 and 1996, respectively. The average oil prices received by the Company were $14.14, $14.66 and $20.24 per Bbl in 1994, 1995 and 1996, respectively. At February 26, 1997, the Company was receiving an average of approximately $2.96 per Mcf for its gas production and $20.62 per Bbl for its oil production. These current prices represent declines from December 1996 and January 1997 prices and the Company expects further price declines through the spring and summer of 1997.

     UNCERTAINTY OF ESTIMATES OF PROVED RESERVES AND FUTURE NET REVENUES. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the producer. The reserve data set forth in this annual report represent only estimates. Estimating quantities of proved reserves is inherently imprecise. Such estimates are based upon certain assumptions about future production levels, future natural gas and crude oil prices and future operating costs made using currently available geologic engineering and economic data, some or all of which may prove to be incorrect over time. As a result of changes in these assumptions that may occur in the future, and based upon further production history, results of future exploration and development, future gas and oil prices and other factors, the quantity of proved reserves may be subject to downward or upward adjustment. In addition, the estimates of future net revenues from proved reserves of the Company and the present value thereof are based on certain assumptions about future production levels, prices, and costs that may not prove to be correct over time.

     OPERATING AND WEATHER HAZARDS. The cost and timing of drilling, completing and operating wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including unexpected drilling conditions, equipment failures, accidents, adverse weather conditions, encountering unexpected formations or pressures in drilling and completion operations, corrosive or hazardous substances, mechanical failure of equipment, blowouts, cratering and fires, which could result in damage or injury to, or destruction of, formations, producing facilities or other property or could result in personal injuries, loss of life or pollution of the environment. In April 1996, the Company experienced a mechanical failure of downhole equipment at the Company's South Timbalier Block 76 well. As a result of this equipment failure, the well was shut in from April 29, 1996 to July 6, 1996, and the Company incurred significant costs to repair it. Furthermore, weather conditions in the future, including hurricanes in the Gulf of Mexico, could interrupt or prevent production and drilling operations in the Gulf of Mexico and the coastal counties and parishes, and could result in damage to equipment or facilities. The Company carries insurance for some of these casualties; however, the Company is not insured against all risks. Furthermore, any such insurance is subject to coverage limits and cancellation.

     ADDITIONAL FACTORS. Additional factors that could cause actual events to vary from those discussed above and elsewhere in this annual report include, among others: loss of key company personnel; adverse change in governmental regulation; inability to obtain critical supplies and equipment, personnel and consultants; and inability to access capital to pursue the Company's plans.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted beginning at page 35.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON AUDITING AND FINANCIAL DISCLOSURE

      None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

      The directors and executive officers of the Company are as follows:

                                Director
     Executive Officer      Age  Since        Title
     -----------------      ---  -----        -----
Tyrone J. Fairbanks .....   40   1991   President, Chief Executive Officer, and Director
Dean W. Drulias(1) ......   50   1990   Executive Vice President, General Counsel, Corporate Secretary and Director
J. Michael Urban ........   43   --     Vice President, Chief Financial Officer and Assistant Secretary
John L. Collins .........   52   --     Vice President of Investor Relations
Graham S. Folsom(2) .....   39   1992   Director
William T. Walker, Jr.(1)   65   1993   Director
Barry Feiner(1) .........   62   1995   Director
Gary Gelman(2) ..........   31   1995   Director
Daniel Shaughnessy(2)  ..   46   1997   Director

------------------

(1)  Member of Compensation Committee
(2)  Member of Audit Committee

     Mr. Tyrone J. Fairbanks serves as President and Chief Executive Officer of the Company. Mr. Fairbanks served as Vice President and Chief Financial Officer of the Company from January 1991 to June 1994. Prior to joining Fortune, Mr. Fairbanks served as President, Chief Executive Officer and Director of Fairbanks & Haas, Inc. from January 1990 to January 1991. Fairbanks & Haas, Inc. was an oil and gas exploration, production, acquisition and operations company located in Ventura, California. Mr. Fairbanks co-founded Fairbanks & Haas, Inc. and served in the capacity of Director and Executive Vice President from February 1987 to January 1990.

     Mr. Dean W. Drulias was hired effective October 16, 1996 as Executive Vice President and General Counsel. Prior to his employment by the Company, Mr. Drulias was a stockholder of and a practicing attorney at the law firm of Burris, Drulias & Gartenberg, a Professional Corporation, which served as counsel to the Company since its incorporation in May 1987. He practiced law in the Los Angeles area since 1977, specializing in the areas of energy, environmental and real property law.

     Mr. J. Michael Urban was hired effective March 11, 1996, as the Company's Vice President and Chief Financial Officer. Mr. Urban formerly served as Vice-President, Finance with Norcen Explorer, Inc. ("Norcen"), a Houston based oil and gas company with operations primarily in the offshore Gulf of Mexico. Norcen is a wholly owned subsidiary of Norcen Energy Resources Limited, a Canadian public company. Mr. Urban had been with Norcen since March 1986. Mr. Urban received his B.B.A. in Accounting from the University of Texas in 1976 and has been a Certified Public Accountant in the State of Texas since 1978.

     Mr. John L. Collins was hired by the Company as Vice President of Investor Relations effective May 30, 1995. Mr. Collins formerly served as Vice President of Investor Relations with Texas Meridian Resources Corporation, a Texas based oil and gas company, a position he held from January 1991 until his resignation to join Fortune in May 1995. Mr. Collins became a registered representative in 1970 and spent approximately 20 years in the securities industry.

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

     Mr. William T. Walker, Jr. founded Walker Associates, a corporate finance consulting firm for investment banking, in 1985 and has participated in or been instrumental in completing over $250 million in public and private offerings since its inception. He also serves on the board of directors of Go Video, Inc.
(AMEX).

     Mr. Barry Feiner is a member of the Bar of the State of New York. He has practiced law in the State of New York since 1965. His practice concentrates on the areas of corporate and securities law. Prior to beginning private practice, Mr. Feiner served on the staff of the Securities and Exchange Commission. He is Chairman of the Company's Compensation Committee.

     Mr. Gary Gelman has served as president of GAR-COR Holding Corporation, a real estate management and brokerage firm, since 1989. Mr. Gelman is a principal of and serves as a loan consultant for National Bank of New York City.

     Mr. Daniel Shaughnessy is a geologist and geophysicist. He is the founder and president of Interpretation3, a company which specializes in interpretation of 2D and 3D seismic data. His firm provides consultation services to Fortune. Prior to organizing Interpretation3, Mr. Shaughnessy served as a consultant with Interactive Exploration Solutions, Inc. (INXES) for approximately one year. For most of the period from 1980 through 1993, he worked for Mobil Oil, most recently as Exploration Supervisor in Louisiana.

DIRECTOR COMPENSATION

     The Company pays outside directors fees of $2,500 per quarter. Inside directors do not receive any compensation for serving as directors.

ITEM 11.   EXECUTIVE COMPENSATION

     The following table lists the total compensation paid by the Company to persons who served in the capacity of chief executive officer during the periods indicated and to the three other executive officers who received annual compensation in excess of $100,000 (or at a rate in excess of $100,000):

                            SUMMARY COMPENSATION TABLE

                                                                             Long Term Compensation
                                                                             -----------------------
                                                Annual Compensation                  Awards                Payouts
                                      ------------------------------------   -----------------------      ----------
                                                                             Restricted   Securities
                                                                               Stock      Underlying         LTIP       All Other
 Name and Principal                     Salary        Bonus       Other(1)     Awards  Options/Warrants     Payouts   Compensation
      Position               Year        ($)          ($)          ($)          ($)           (#)            ($)         ($)
-------------------------- --------   ----------   ----------   ----------   ----------   ----------      ----------   ----------
Tyrone J. Fairbanks ......   1996        150,000         --         20,934         --         80,000            --     $    3,000
  President and CEO ......   1995        125,000       25,000         --           --        105,599            --           --
                             1994        102,500       15,000         --           --         78,900            --           --

Dean W. Drulias ..........   1996         26,291          250         --           --         56,000(2)         --          1,972
  Executive Vice President

J. Michael Urban .........   1996         97,308         --           --           --         55,000(3)         --          4,750
  Chief Financial Officer

John L. Collins ..........   1996         96,000        2,000         --           --         80,000            --          4,090
  Vice President, ........   1995         56,738        1,600         --           --         25,000(4)         --           --
  Investor Relations

----------

(1) Amounts include automobile expenses and loan forgiveness, but are shown only if such amounts exceed 10% of the total annual salary and bonus.

(2) Includes 20,000 stock purchase warrants exercisable at $2.75 per share (the market price of the Common Stock on October 16, 1996, the date of issue) and expiring on October 16, 2001.

(3) Includes 35,000 stock purchase warrants exercisable at $2.5625 per share (the market price of the Common Stock on March 11, 1996, the date of issue) and expiring on March 11, 2001.

(4) Includes 25,000 stock purchase warrants exercisable at $3.25 per share (the market price of the Common Stock on May 30, 1995, the date of issue) and expiring May 30, 2000.

     Charles A. Champion served as Chief Executive Officer from June 23, 1994, through January 5, 1995. During 1994, he received compensation of $36,000 as Chief Executive Officer.

     The following table lists the outstanding options held on December 31, 1996 by the Company's executive officers under Company's Stock Option Plans:

                                                                                          Number of        Value of Unexercised
                                                                                     Unexercised Options/  in the Money Options
                                                                                       Warrants at FY-End      at FY-End (1)
                                                Shares Acquired                          Exercisable/          Exercisable/
     Name                                         on Exercise    Value Realized ($)     Unexercisable         Unexercisable
------------------------------------------------------------------------------------------------------------------------------------
Tyrone J. Fairbanks ..................                --                 -               296,999 / 0               --
Dean W. Drulias ......................               6,575               -               82,400 / 0                --
J. Michael Urban .....................                --                 -               55,000 / 0                --
John L. Collins ......................                --                 -               105,000 / 0               --

-----------
(1)  Includes warrants reflected in the preceeding table.

EMPLOYMENT AGREEMENTS

     The Company has entered into an employment agreement with Tyrone J. Fairbanks, its President and Chief Executive Officer. The agreement provides that if employment is terminated for any reason other than for cause, death or disability within two years following a change in control (which for purposes of this agreement means a change in the majority of the Board of Directors following certain special events) Mr. Fairbanks is entitled to receive a single payment equal to two years' compensation and all shares of Common Stock subject to stock options then held by him without payment of the exercise price therefor. Mr. Fairbanks' agreement also provides for two years of consulting services upon the completion of the primary term of his contract at 40% of the last compensation thereunder. Mr. Fairbanks' current employment agreement provides for an annual salary of $150,000. The term of Mr. Fairbanks' employment contract expires December 31, 1997.

     The Company has entered into an employment agreement with Dean W. Drulias, its Executive Vice President and General Counsel. The agreement provides that if employment is terminated for any reason other than for cause, death or disability within two years following a change in control (which for purposes of this agreement means a change in the majority of the Board of Directors following certain special events), Mr. Drulias is entitled to receive a single payment equal to two years' compensation and all shares of Common Stock subject to stock options then held by him without payment of the exercise price therefor. Mr. Drulias' current employment agreement provides for an annual salary of $125,000. The term of Mr. Drulias' employment contract expires December 31, 1998.

STOCK OPTIONS

     Fortune has three Stock Option Plans, and expects to present a new plan to its shareholders for approval at the 1997 annual meeting. The plans cover all officers and employees of the Company. One of the plans also provides for options for directors of the Company, as will the new plan expected to be approved in 1997 (the "1998 Plan"). Awards are made by the Board of Directors upon recommendations of its Compensation Committee. There is no performance formula or measure. Options granted under the 1987 and 1988 plans must be exercised within ten years of the date of grant or they are forfeited. Options granted under the 1993 plan must be exercised within five years of the date of grant or they are forfeited.

     All options available under the 1987 and 1988 plans have been granted, and no shares remain under either of these plans on which options may be granted. Options have been granted as follows: (1) under the 1987 plan, options for 12,500 shares at a price of $2.60 per share; (2) under the 1988 plan, options for 27,500 shares at $2.60 per share; and (3) under the 1993 plan, options for 75,000 shares at $5.00 per share granted in 1993, options for 263,000 shares at $5.48 per share granted in 1994, options for 264,000 shares at $6.03 per share granted in 1995, options for 450,000 shares at $3.125 per share granted in 1996, and options for 582,500 shares at $3.00 per share granted in 1997. The exercise prices of all options granted in 1993, 1994 and 1995 were reduced to $2.75 on January 12, 1995.

     It is anticipated that the 1998 Plan will be substantially identical to the 1993 plan.

     The following table shows the grants of stock options during 1996 to each of the executives named in the Summary Compensation Table.

                        OPTION/WARRANT GRANTS IN 1996(1)

                                                      Individual Grants
                                ---------------------------------------------------------------------Potential Realizable Value At
                                 Number of      % of Total                                              Assumed Annual Rates Of
                                Securities   Options/Warrants                                          Stock Price Appreciation
                                Underlying      Granted to                                                 For Option Term
                             Options/Warrants  Employees in     Exercise or Base        Expiration   -----------------------------
      Name                       Granted        Fiscal Year       Price ($/Sh)             Date             5%         10%
---------------                 ---------          ----             ------           ----------------   ---------- ----------
Tyrone J. Fairbanks .......     80,000             12.7              3.125              April 5, 2001   $   69,072 $  152,624
Dean W. Drulias ...........     36,000              5.7              3.125              April 5, 2001       31,082     68,681
                                20,000(2)           3.2               2.75           October 16, 2001       15,180     33,578
J. Michael Urban ..........     20,000              3.2              3.125              April 5, 2001       17,268     38,156
                                35,000(2)           5.6             2.5625             March 11, 2001       24,779     54,754
John L. Collins ...........     80,000             12.7              3.125              April 5, 2001       69,072    152,624

(1) In addition, the following options were granted on February 14, 1997, at an exercise price of $3.00 per share: Tyrone J. Fairbanks, 120,000; Dean W. Drulias, 75,000; J. Michael Urban, 100,000; and John L. Collins, 92,000.

(2) Compensatory warrants granted in 1996 in connection with commencement of employment.

     In the event of a change in control of the Company, the shares of Common Stock subject to options granted to all option holders under the Company's stock option plans will be issued to them without further action on their part or the payment of the exercise price for such shares.

RETIREMENT PLAN

     During 1996, the Company adopted the Fortune Petroleum Corporation 401(k) Profit Sharing Plan for its eligible employees. Under the plan, all employees on the Company's payroll as of November 1, 1996, and all employees hired after that date who have attained age 21 and three months of service, are permitted to make salary deferrals up to the lesser of 15% of their annual compensation or $9,500. Salary deferrals will be matched 50% by the Company and are 100% vested after two years of service with the Company. Salary deferrals are 100% vested at all times. The Company does not make profit sharing contributions to the plan. Messrs. Drulias and Urban are the trustees of the plan.

     For 1996, the Company's matching contribution was $14,000, all of which will be paid in shares of Common Stock. The amounts to be contributed to the plan as matching contributions for executives of the Company are shown in the Compensation table set forth above.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table contains information at February 14, 1997, as to all persons who, to the knowledge of the Company, were the beneficial owners of five percent (5%) or more of the outstanding shares of the common stock of the Company and of all officers and directors.
                                                Amount and Nature    Percent
   Name                                       Of Beneficial Ownership   Of Class
   ----                                       -----------------------   --------

   Barry Blank
      5353 N. 16th St., Phoenix, AZ(4).......     911,313             7.3%
   William D. Forster
      237 Park Ave, New York (1)(2)..........     715,000             5.8%
   BSR Investments, Inc.
      Paris, France(1)(3)....................     715,000             5.8%
   Klein Ventures, Inc.
      1307 E. Pine St., Lodi, CA(5)..........     640,017             5.3%
   Tyrone J. Fairbanks
      (Director, President and CEO)
      515 W. Greens Rd., Houston, TX(6)......     438,440             3.6%
   John L. Collins
      (Vice President)
      515 W. Greens Rd., Houston TX(6).......     272,000             2.2%
   William T. Walker, Jr.
      (Director)
      515 W. Greens Rd., Houston TX(6).......     226,278             1.9%
   Dean W. Drulias
       (Director, Executive Vice-President,
      General Counsel and Corporate Secretary)
      515 W. Greens Rd., Houston, TX(6) .....     181,241             1.5%
   J. Michael Urban
       (Vice President and CFO)
      515 W. Greens Rd., Houston, TX(6)......     155,000             1.3%
   Graham S. Folsom
      (Director)
      515 W. Greens Rd., Houston, TX(6)(7)...     135,522             1.1%
   Gary Gelman
      (Director)
      515 W. Greens Rd., Houston, TX(6)......      94,083               *
   Barry Feiner
      (Director)
      515 W. Greens Rd., Houston, TX(6) (8)..      87,862               *
   Daniel Shaughnessy
      (Director)
      515 W. Greens Rd., Houston, TX(6)......      10,000               *

   All Officers and Directors as a
      group of nine (9) persons                 1,600,426            12%

-----------
*    indicates less than 1%.

(1) Forster and BSR are the record holders of these shares issued in connection with the LEX acquisition. Ensign Financial Group Limited claims a one-third interest in such shares and the stock purchase warrants issued in the acquisition. In light of the dispute which has arisen over the ownership of these shares and warrants, the Company is unable to state the beneficial ownership of such shares and warrants. If Ensign's position is upheld by the New York courts and it is awarded one-third of the securities issued in the LEX acquisition, to the best of the Company's knowledge, the ownership, including shares underlying the stock purchase warrants and other securities noted in footnote (2) and (3), would be as follows:

                                             Amount and Nature of  Percent
                                             Beneficial Ownership  of Class
                                             --------------------  --------

      Ensign Financial Group Limited, NY, NY      800,000            6.5%
      William D. Forster, New York, NY......      315,000            2.6%
      BSR Investments, Inc., Paris, France..      315,000            2.6%

(2) Includes 515,000 shares of Common Stock underlying stock purchase warrants exercisable at $4.75 per share and expiring April 2000.

(3) Includes 515,000 shares of Common Stock underlying stock purchase warrants exercisable at $4.75 per share and expiring April 2000. Based on information provided to the Company by BSR, voting and dispositive power is exercised by Samyr Souki, the president of BSR.

(4) Includes 279,200 shares of Common Stock and an additional 432,113 shares of Common Stock which underly 300,600 stock purchase warrants held by Mr. Blank and exercisable at $3.75 per share and 200,000 shares of Common Stock underlying 200,000 stock purchase warrants, exercisable at $2.40 per share, issued to the Underwriters in the Company's 1995 Equity Offering, which Mr. Blank acquired from Coleman & Company Securities, Inc. Mr. Blank is a Vice President and registered representative with Coleman & Company Securities, Inc.

(5) Klein Ventures, Inc. is owned by Mr. Bud Klein. The number of shares shown includes 138,888 shares underlying stock purchase warrants issued in a 1992 acquisition and 115,000 shares underlying 80,000 Public Warrants acquired in the Company's 1993 public equity offering exercisable at $3.75 per share. The number shown also includes an aggregate of 88,629 shares of stock owned by Klein Bros. Holdings, Ltd. Each record owner possesses sole voting and disposition power over such shares, and Klein Ventures, Inc. and Mr. Bud Klein disclaim beneficial ownership of shares owned by Klein Bros. Holdings, Ltd. which is owned by Klein Ventures, Inc. and five of Mr. Klein's children and relatives. However, Klein Ventures, Inc., Klein Bros. Holdings, Ltd. and Bud Klein may be considered a "group" under regulations of the Securities and Exchange Commission.

(6) Includes 416,999 shares issuable to Mr. Fairbanks upon the exercise of stock options granted to him under the Company's various stock option plans, exercisable at prices of $2.75 to $3.125 per share; an aggregate of 799,700 shares issuable upon exercise of stock options granted to other officers and directors under the Company's various stock option plans, exercisable at prices of $2.75 to $3.125 per share; 88,289 shares issuable upon exercise of stock purchase warrants (at $4.41 per warrant) and 22,264 shares issuable upon exercise of 3,600 warrants (at $11.14 each for 3.3097 shares of Common Stock and two stock purchase warrants exercisable at $3.75 each for 1.4375 shares) issued in connection with the Company's 1993 equity offering to William T. Walker, Jr. prior to his becoming a director of the Company; 25,000 shares issuable upon the exercise of stock purchase warrants (at $3.25 per share) issued to John L. Collins on May 30, 1995; 35,000 shares issuable upon the exercise of stock purchase warrants (at $2.5625 per share) issued to J. Michael Urban on March 11, 1996; and 20,000 shares issuable upon the exercise of stock purchase warrants (at $2.75 per share) issued to Dean W.
     Drulias on October 16, 1996.

(7) Includes 7,187 shares issuable upon exercise of 5,000 Public Warrants (at $3.75 each) and 5,000 debentures convertible pursuant to their terms into shares of Common Stock at a price of $6.32 per share.

(8) All shares shown are owned by Mrs. Barry Feiner, wife of Barry Feiner; Mr. Feiner disclaims beneficial ownership of all such shares. The number shown includes approximately 11,744 shares issuable upon exercise of approximately 8,170 Public Warrants (at $3.75 each).

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As part of the relocation of Fortune Petroleum Corporation's headquarters to Houston, Texas, the Company provided Tyrone J. Fairbanks, its President and Chief Executive Officer, with an incentive relocation package to facilitate his move to Texas. The package consisted of a payment by the Company of Mr. Fairbanks' moving expenses, a non-recourse, unsecured loan in the amount of $80,000 bearing interest at the rate of 6% per annum, with $20,000 of such loan forgiven in each of four consecutive years beginning in 1996 provided Mr. Fairbanks is still employed by the Company or has been terminated by the Company without cause, and a secured recourse loan in the amount of $70,000 also bearing interest at the rate of 6% per annum, payable interest only for two years with a $35,000 principal payment due on the second and third anniversary of the loan. The Company also extended the term of Mr. Fairbanks' employment contract through December 31, 1997. At February 28, 1997, the outstanding principal balance of the non-recourse loan was $40,000.

     On April 24, 1995, the Company obtained a $300,000 "bridge" loan to enable it to pay certain expenses, including $100,000 on its Credit Facility. The loan was obtained from LEX, which in turn had borrowed the funds from several individuals. Upon the consummation of the Company's acquisition of LEX, it became liable on such loans. The loans were repaid out of the proceeds of the Company's public offering of Common Stock in 1995. Among the individuals who loaned funds to LEX were Mrs. William H. Forster, mother of William D. Forster, a principal of LEX and a principal stockholder and former director of Fortune, and John E. McConnaughy, Jr., formerly a principal stockholder of the Company. Each of Mrs. Forster and Mr. McConnaughy loaned LEX $100,000 and received from LEX, as an inducement to make the loan, 33,333 shares of Common Stock and 33,333 stock purchase warrants out of 170,000 shares and 170,000 warrants issued to LEX prior to the closing of the acquisition. W. Forster & Co., Inc., a corporation wholly owned by William D. Forster, received a $30,000 placement fee from the Company for assistance in arranging the $300,000 bridge loan. As a result of its acquisition of LEX, Fortune was required, at the time the bridge loan was repaid, to accelerate the amortization of the value of the shares paid by LEX to the lenders in connection with the bridge loan in the amount of $150,000.

     In order to provide additional capital for development activities, in December 1994, the Company borrowed an aggregate of $750,000 from certain principal stockholders and from each of its directors then serving (Messrs. Champion, Drulias, Fairbanks, Folsom and Walker). The directors loaned $175,000 to the Company in the aggregate. $375,000 was obtained from Klein Ventures, Inc., and $200,000 was obtained from Jack Farber. (See "Principal Stockholders"). The notes were unsecured, bore interest at 11% per annum (1.5% above the Bank One, Texas, prime rate), payable monthly, and were due six months from their respective dates of issue. The loans from each of the directors were repaid in full on December 21, 1995. Both the Klein Ventures, Inc. and Farber notes permitted the holder to elect to exchange their notes for shares of Common Stock at the price on the date the notes were issued ($2.00 and $1.875 per share, respectively), and Fortune reserved 294,166 shares of common stock for such purpose. Klein Ventures, Inc. and the Estate of Jack Farber exercised the option contained in their note agreements to convert the note to Fortune Common Stock. This option was not available to the directors.

     As additional consideration for making these loans, Klein Ventures, Inc. received 10,000 stock purchase warrants with an exercise price of $2.40 per share, and Mr. Farber received 35,000 stock purchase warrants with an exercise price of $1.875 per share. Klein Ventures, Inc. and the successors to Mr. Farber each exercised the warrants issued in connection with this transaction.

     During 1995 and 1996, the law firm in which Dean Drulias was formerly a shareholder billed the Company a total of $183,000 and $152,000, respectively, for legal fees and costs. (See "Management - Directors and Executive Officers.")

     During 1996, Fortune paid $45,000 for consulting services to Interpretation(3), of which Daniel Shaughnessy is the owner and president. Mr. Shaughnessy was elected to the Company's board of directors in January 1997.

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

LIMITED LIABILITY OF DIRECTORS

     In accordance with the Delaware General Corporation Law, the Company has included a provision in its Certificate of Incorporation to limit the personal liability of its directors for violations of their fiduciary duties. The provision eliminates such directors' liability to the Company or its stockholders for monetary damages, except (i) for any breach of the directors' duty of loyalty to the Company or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) for unlawful payment of dividends or unlawful stock purchases or redemptions or (iv) for any transaction from which any director derived an improper personal benefit.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed as part of the report:

         (1)  Financial Statements
                                                                           Page
                                                                           -----
              Independent Auditors' Report--KPMG Peat Marwick LLP.........  36
              Balance Sheets--December 31, 1995 and December 31, 1996..... 37-38
              Statements of Operations for the years ended
                 December 31, 1994, 1995 and 1996.........................  39
              Statements of Stockholders' Equity for the years ended
                 December 31, 1994, 1995 and 1996.........................  40
              Statements of Cash Flows for the years ended December 31,
                 1994, 1995 and 1996......................................  41
              Notes to Financial Statements...............................  42

         (2)  Financial Statement Schedules

              None

         (3)  Exhibits

              Number     Description
              ------     -----------

               3.1* February 26, 1997 amendment to Bylaws of Fortune Petroleum Corporation

               4.1 Form of Shareholder Rights Plan (incorporated by reference to Fortune's Registration Statement on Form S-2, Registration No. 333-22599 filed on February 28,
                        1997)

              10.1 Participation Agreement by and between Fortune and Smith Management Company, Inc. et al. to acquire a 12.5% working interest in Espiritu Santo Bay (incorporated by reference to Fortune's Registration Statement on Form S-2, Registration No. 333-22599 filed on February 28,
                        1997)

              10.2 Employment Agreement dated August 1, 1996 by and between Fortune and Dean W. Drulias (incorporated by reference to Fortune's Registration Statement on Form S-2, Registration No. 333-22599 filed on February 28, 1997)

              18.1 Letter from KPMG Peat Marwick LLP re change in accounting method (incorporated by reference to Fortune's Registration Statement on Form S-2, Registration No. 333-22599 filed on February 28, 1997)

              23.1*     Consent of KPMG Peat Marwick LLP

              23.2*     Consent of Huddleston & Co., Inc.

              23.3*     Consent of Sherwin D. Yoelin

              27.1*     Financial Data Schedule

     (b) Reports on Form 8-K

         None

------------
* Filed herewith

                        INDEX TO FINANCIAL STATEMENTS

                                                                         Page
                                                                        -----

Independent Auditors' Report - KPMG Peat Marwick LLP................     36

Balance Sheets - December 31, 1995 and December 31, 1996............    37-38

Statements of Operations for the years ended
   December 31, 1994, 1995 and 1996.................................     39

Statements of Stockholders' Equity for the years ended
  December 31, 1994, 1995 and 1996..................................     40

Statements of Cash Flows for the years ended
  December 31, 1994, 1995 and 1996..................................     41

Notes to Financial Statements.......................................     42

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fortune Petroleum Corporation as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

      As discussed in note 2 to the financial Statements, the Company has given retroactive effect to the change in accounting for oil and gas properties from the successful efforts method to the full cost method.

/s/ KPMG PEAT MARWICK LLP

Houston, Texas
February 27, 1997

                          FORTUNE PETROLEUM CORPORATION

                                 BALANCE SHEETS

                                     ASSETS


                                                          DECEMBER 31,
                                                 ----------------------------
                                                    1995*           1996
                                                 ------------    ------------
CURRENT ASSETS:
     Cash and cash equivalents ...............   $  1,888,000    $  2,174,000
     Accounts receivable .....................      1,035,000         695,000
     Oil and gas properties held for sale ....      1,180,000            --
     Prepaid expenses and oil inventory ......        127,000          25,000
                                                 ------------    ------------

     Total Current Assets ....................      4,230,000       2,894,000
                                                 ------------    ------------
PROPERTY AND EQUIPMENT:
     Oil and gas properties, accounted for
       using the full cost method ............     20,864,000      23,079,000
     Automotive, office and other ............        227,000         375,000
                                                 ------------    ------------
                                                   21,091,000      23,454,000
     Less--accumulated depletion, depreciation
       and amortization ......................    (10,922,000)    (12,545,000)
                                                 ------------    ------------

                                                   10,169,000      10,909,000
OTHER ASSETS:
     Materials, supplies and other ...........         62,000         188,000
     Bond issuance costs (net of accumulated
       amortization of $180,000 and $238,000
       at December 31, 1995 and 1996,
       respectively) .........................        109,000          51,000
     Restricted cash .........................      3,230,000       2,293,000
                                                 ------------    ------------
                                                    3,401,000       2,532,000

TOTAL ASSETS .................................   $ 17,800,000    $ 16,335,000
                                                 ============    ============

------------
*Restated.

                 See accompanying notes to financial statements.

                          FORTUNE PETROLEUM CORPORATION

                                 BALANCE SHEETS

                       LIABILITIES AND STOCKHOLDERS' EQUITY


                                                            DECEMBER 31,
                                                   ----------------------------
                                                       1995*           1996
                                                   ------------    ------------
CURRENT LIABILITIES:
     Current portion of long term debt .........   $  3,208,000    $  2,253,000
     Accounts payable ..........................        280,000          84,000
     Accrued expenses ..........................         96,000          77,000
     Royalties and working interests payable ...         94,000         103,000
     Accrued interest ..........................        119,000         101,000
                                                   ------------    ------------

     Total Current Liabilities .................      3,797,000       2,618,000
                                                   ------------    ------------

LONG-TERM DEBT, net of current portion .........      1,689,000         680,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $1.00 par value:
     Authorized--2,000,000 shares
     Issued and outstanding--None ..............           --              --
     Common stock, $.01 par value
      Authorized--40,000,000 shares
      Issued and outstanding--11,139,709 and
        11,853,663 shares at December 31, 1995
        and 1996, respectively .................        111,000         119,000
     Capital in excess of par value ............     27,228,000      29,273,000
     Accumulated deficit .......................    (15,025,000)    (16,355,000)
                                                   ------------    ------------

NET STOCKHOLDERS' EQUITY .......................     12,314,000      13,037,000
                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....   $ 17,800,000    $ 16,335,000
                                                   ============    ============
------------
*Restated.

                 See accompanying notes to financial statements.

                          FORTUNE PETROLEUM CORPORATION

                            STATEMENTS OF OPERATIONS

                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                --------------------------------------------
                                                   1994*            1995*           1996
                                                ------------    ------------    ------------
REVENUES:
     Sales of oil and gas, net of royalties .   $  3,339,000    $  2,959,000    $  3,825,000
     Other income ...........................         58,000         184,000         215,000
                                                ------------    ------------    ------------

                                                   3,397,000       3,143,000       4,040,000
                                                ------------    ------------    ------------
OPERATING EXPENSES
     Production and operating ...............      1,090,000       1,514,000       1,172,000
     Provision for depletion, depreciation
       and amortization .....................      1,708,000       1,816,000       1,623,000
     General and administrative .............      1,020,000       1,212,000       1,924,000
     Executive severance ....................        225,000            --              --
     Corporate relocation ...................           --              --           216,000
     Interest ...............................        460,000         870,000         435,000
     Loss on sale of oil and gas properties .           --         3,607,000            --
     Impairment to oil and gas properties ...      3,347,000            --              --
                                                ------------    ------------    ------------
                                                   7,850,000       9,019,000       5,370,000
                                                ------------    ------------    ------------

LOSS BEFORE PROVISION FOR INCOME TAXES ......     (4,453,000)     (5,876,000)     (1,330,000)
PROVISION FOR INCOME TAXES ..................           --              --              --

NET LOSS ....................................   $ (4,453,000)   $ (5,87$,000)   $ (1,330,000)
                                                ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING .................      2,638,672       6,555,875      11,351,211
                                                ============    ============    ============

NET LOSS PER COMMON SHARE ...................   $      (1.69)   $      (0.90)   $      (0.12)
                                                ============    ============    ============

------------
*Restated.

                 See accompanying notes to financial statements.

                          FORTUNE PETROLEUM CORPORATION


                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                    Capital in                            Stock-
                                                                  Common Stock      Excess of         Accumulated        holders'
                                                   Shares            Amount         Par Value           Deficit           Equity
                                                ------------      ------------     ------------      ------------      ------------
BALANCE, December 31, 1993, as
  previously reported .....................        2,633,471      $     26,000     $ 11,258,000      $ (4,671,000)     $  6,613,000
Cumulative effect of change in
  accounting principle, as
  retroactively applied ...................             --                --               --             (25,000)          (25,000)
                                                ------------      ------------     ------------      ------------      ------------
BALANCE, December 31, 1993, as
  restated ................................        2,633,471      $     26,000     $ 11,258,000      $ (4,696,000)     $  6,588,000
                                                ------------      ------------     ------------      ------------      ------------
Common stock returned
  to treasury .............................              (80)             --             (2,000)             --              (2,000)
Adjustment to proceeds
  for 1993 public offering ................             --                --            (29,000)             --             (29,000)
Common stock issued for
  exercise of stock options ...............            4,688              --             12,000              --              12,000
Common stock issued for
  directors' fees .........................            5,953              --             14,000              --              14,000
Net loss* .................................             --                --               --          (4,453,000)       (4,453,000)
                                                ------------      ------------     ------------      ------------      ------------
BALANCE, December 31, 1994* ...............        2,644,032      $     26,000     $ 11,253,000      $ (9,149,000)     $  2,130,000
                                                ============      ============     ============      ============      ============
Common stock returned
  to treasury .............................              (12)             --               --                --                --
Common stock issued for
  exercise of stock options ...............          202,481             2,000          500,000              --             502,000
Common stock issued for
  directors fees ..........................           14,445              --             39,000              --              39,000
Common stock issued for
  stock offerings .........................        6,569,117            65,000       11,729,000              --          11,794,000
Common stock issued for
  merger ..................................        1,200,000            12,000        2,480,000              --           2,492,000
Common stock and warrants issued
  for payment of investment
  banking services ........................          100,000             2,000          263,000              --             265,000
Common stock issued for
  warrant conversion ......................          115,479             1,000          392,000              --             393,000
Common stock issued for
  note conversion .........................          294,167             3,000          572,000              --             575,000
Net loss* .................................             --                --               --          (5,876,000)       (5,876,000)
                                                ------------      ------------     ------------      ------------      ------------
BALANCE, December 31, 1995* ...............       11,139,709      $    111,000     $ 27,228,000      $(15,025,000)     $ 12,314,000
                                                ============      ============     ============      ============      ============
Common stock issued for exercise
   of stock options .......................           46,150             1,000          114,000              --             115,000
Common stock issued for
   exercise of warrants ...................          255,638             3,000          813,000              --             816,000
Common stock issued for
   directors' fees ........................            1,395              --              4,000              --               4,000
Common stock canceled and
   stock issuance cost ....................           (1,227)             --            (31,000)             --             (31,000)
Common stock issued for
  stock offerings .........................          412,000             4,000        1,145,000              --           1,149,000
Common stock returned to treasury .........               (2)             --               --                --                --
Net loss ..................................             --                --               --          (1,330,000)       (1,330,000)
                                                ------------      ------------     ------------      ------------      ------------
BALANCE, December 31, 1996 ................       11,853,663      $    119,000     $ 29,273,000      $(16,355,000)     $ 13,037,000
                                                ============      ============     ============      ============      ============

------------
*Restated.

                 See accompanying notes to financial statements.

                          FORTUNE PETROLEUM CORPORATION


                            STATEMENTS OF CASH FLOWS

                                                          For the Years Ended December 31,
                                                    ------------------------------------------
                                                       1994*          1995*           1996
                                                    -----------    ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss .....................................    (4,453,000)   $ (5,876,000)   $(1,330,000)
   Adjustments to reconcile net loss
    to net cash provided by (used in)
    operating activities:
     Common stock issued for directors' fees,
         compensation and consulting fees .......        14,000          39,000          4,000
     Depletion, depreciation and amortization ...     1,708,000       1,816,000      1,623,000
     Amortization of deferred financing cost ....          --           172,000         74,000
     Impairment to oil and gas properties .......     3,347,000            --             --
     Loss on sale of oil and gas properties .....          --         3,607,000           --
     Provision for executive severance ..........       225,000         (17,000)          --
     Non-cash compensation expense ..............          --              --           20,000
   Changes in assets and liabilities:
     Accounts receivable ........................        24,000        (485,000)       340,000
     Prepaids and oil inventory .................       (45,000)        (13,000)       102,000
     Accounts payable and accrued expenses ......      (202,000)        (95,000)      (215,000)
     Payment of executive severance .............       (66,000)       (111,000)          --
     Royalties and working interest payable .....       (13,000)         41,000          9,000
     Accrued interest ...........................        31,000         (11,000)       (18,000)
     Materials, supplies and other ..............       (79,000)        189,000         (2,000)
                                                    -----------    ------------    -----------

   Net cash provided by (used in)
     operating activities .......................       491,000        (744,000)       607,000
                                                    -----------    ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for oil and gas properties ......    (4,265,000)     (5,654,000)    (3,232,000)
   (Increase) decrease in restricted cash .......          --        (3,230,000)       937,000
   Proceeds from sale of properties and equipment         8,000            --        2,197,000
   Expenditures for other property and equipment        (30,000)         16,000       (297,000)
   Net cash used in investing activities ........    (4,287,000)     (8,868,000)      (395,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt .....     4,680,000            --             --
   Proceeds from notes to stockholders ..........       750,000            --             --
   Repayment of long term debt ..................    (1,326,000)     (1,651,000)    (1,979,000)
   Proceeds from issuance of common stock .......        12,000      15,220,000      2,168,000
   Expenditures for offering costs ..............       (29,000)     (2,467,000)      (115,000)
   Common stock repurchase ......................        (2,000)           --             --
   Net cash provided by financing activities ....     4,085,000      11,102,000         74,000

NET INCREASE IN CASH AND CASH EQUIVALENTS .......       289,000       1,490,000        286,000
                                                    -----------    ------------    -----------

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ....       109,000         398,000      1,888,000
                                                    -----------    ------------    -----------

CASH AND CASH EQUIVALENTS, END OF YEAR ..........   $   398,000    $  1,888,000    $ 2,174,000
                                                    ===========    ============    ===========

Supplemental information:
   Interest paid in cash ........................   $   400,000    $    692,000    $   361,000
   Common stock issued or issuable as
     directors' fees ............................        14,000          39,000          4,000
   Common stock issued for payment of
     executive severance ........................          --            43,000           --
   Common stock issued to acquire LEX ...........          --         2,492,000           --
   Common stock and warrants issued for payment
     of investment banking fees .................          --           265,000           --
   Common stock issued for conversion of debt ...          --           575,000           --
   Value of California assets transferred to
     oil and gas properties held for sale .......          --         1,180,000           --

-------------
*Restated.
                 See accompanying notes to financial statements.

                          FORTUNE PETROLEUM CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


(1)   GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Fortune Petroleum Corporation (Fortune or the Company), which does business in Texas and Louisiana as Fortune Natural Resources Corporation, is an independent energy company engaged in the acquisition, production and exploration of oil and gas, primarily offshore Louisiana and the Texas and Louisiana Gulf Coast.

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

PROPERTY AND EQUIPMENT

     During the fourth quarter of 1996, the Company changed its method of accounting for oil and gas operations from the successful efforts method to the full cost method (see Note 2). Under the full cost method, all costs associated with the acquisition, exploration and development of oil and gas reserves, including non-productive costs, are capitalized as incurred. Internal overhead, which is directly identified with acquisition, exploration and development is capitalized. Such overhead has not been material through December 31, 1996.

     The capitalized costs of oil and gas properties are accumulated in cost centers on a country-by-country basis and are amortized using the unit-of-production method based on proved reserves. All of the Company's properties are located in the United States. Estimated future development and abandonment costs are included in the amortization base. Depreciation, depletion and amortization expense per equivalent MCF was $1.00, $1.22, and $1.14 for the years ended December 31, 1994, 1995, and 1996, respectively. Capitalized costs and estimated future development costs associated with unevaluated properties are excluded from amortization until the quantity of proved reserves attributable to the property has been determined or impairment has occurred. At December 31, 1994, 1995, and 1996, the Company excluded $1.0 million, $5.9 million, and $4.9 million, respectively, of capitalized costs from amortization. These costs will be included in the amortization base as the properties are evaluated.

     Dispositions of oil and gas properties are recorded as adjustments to capitalized costs, with no gain or loss recognized unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves. See Note 4 regarding the disposition of the California Properties.

     The unamortized cost of oil and gas properties less related deferred income tax may not exceed an amount equal to the tax-effected net present value discounted at 10% of proved oil and gas reserves plus the lower of cost or estimated fair market value of unevaluated properties. To the extent the Company's unamortized cost of oil and gas properties exceeded the ceiling amount, a provision for additional depreciation, depletion and amortization would be required as an impairment reserve. During 1994, an impairment of $3.3 million was recorded.

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

STOCK OPTION PLANS

     Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures to employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

(2)   CHANGE IN ACCOUNTING PRINCIPLE

     During the fourth quarter of 1996, the Company changed its method of accounting for oil and gas operations from the successful efforts method to the full cost method. All prior years' financial statements presented herein have been restated to reflect the change.

     The cumulative effect of the change through December 31, 1993 was not significant. As a result of the change in accounting method, net loss for the year ended December 31, 1994 increased $1.5 million ($0.57 per share), and for the years ended December 31, 1995, and 1996 decreased $0.3 million ($0.05 per share) and $2.0 million ($0.18 per share) respectively. The cumulative effect through December 31, 1996 is to increase both net oil and gas property and shareholders' equity by $0.8 million.

     Management believes the full cost method of accounting is preferable because it will more accurately reflect the results of the Company's future operations. In connection with the Company's change in strategy from primarily an acquisition and production company to an exploration and production company, it is now focusing its efforts in a single geological basin, the Gulf Coast. The Company seeks to allocate its capital resources over a diversified portfolio of exploration and development projects within that basin. It seeks to achieve a balance between the risks of exploratory drilling and the return on investment by investing in projects with large potential. Dry holes and abandoned properties and projects are an inherent part of the exploration process. However, management believes that it is through disciplined, consistent application of this balanced portfolio strategy that the desired return on its entire investment will be achieved. Management believes that the full cost method of accounting is the method used by many independent oil and gas companies of comparable size to Fortune and allows investors to better measure the performance of the Company. Management further believes that advanced three dimensional seismic and computer-aided exploration technology has become a much more significant factor in the success of an exploration program than in the past. Management believes that expensing these costs when incurred, as is required under successful efforts, is inconsistent with the value they add to the exploration process.

(3)   RESTRICTED CASH

     Under the terms of the Company's exploration agreement with Zydeco Exploration, Inc., Fortune contributed $4.8 million in cash during 1995 for future lease acquisition and maintenance, seismic acquisition and seismic processing costs. At December 31, 1996, approximately $2.5 million had been expended, leaving $2.3 million of restricted cash available for future expenditures. The Company has joint signature authority with Zydeco on the bank account containing approximately one-half of these funds, has certain approval authority over the remainder of the funds and is the recipient of interest earned on all of the funds. (See Note 4)

 (4)   ACQUISITIONS AND DISPOSITION OF ASSETS

SOUTH TIMBALIER BLOCK 76

     On December 11, 1995, Fortune acquired, for $2.2 million, a 16.67% working interest (12.5% net revenue interest) in a 5,000 acre producing oil and gas property offshore Louisiana from Petrofina, Inc. The property, South Timbalier Block 76 (and referred to herein as the "South Timbalier Block"), includes a producing well, drilling and production platform and transmission line. In connection with the acquisition, Fortune granted a third party the option, exercisable until March 11, 1996, to acquire a 4.167% working interest in the South Timbalier Block for $790,000 and the retention by Fortune of the option holder's deposit of $150,000. The option was exercised on March 8, 1996 for the $940,000 consideration discussed above, reducing the Company's interest in the block to a 12.5% working interest. The proceeds received on this sale were credited to oil and gas properties in 1996.

     The following pro forma unaudited results reflect the year ended December 31, 1995 as if the South Timbalier Block 76 acquisition had occurred, the option had been exercised, and the common stock issued in the acquisition of LEX was issued (See below and Note 10), as of January 1, 1995:

                                               For the Year
                                                   Ended
                                             December 31, 1995
                                             -----------------
                    Revenues ................   $ 4,451,000
                                                ===========
                    Net Loss ................   $(5,316,000)
                                                ===========
                    Net Loss Per Common Share   $     (0.59)
                                                ===========

DISPOSITION OF CALIFORNIA PROPERTIES

     During 1995, the Company offered for sale all of its California properties. In December 1995, the Company entered into a purchase and sale agreement to sell all but one of its California properties to a private oil and gas producer group for a price of $840,000. The sale closed in February 1996, with an effective date of December 31, 1995. The sale of the Company's remaining California property closed in April 1996, with an effective date of December 1, 1995. The Company received net proceeds in this transaction of $300,000 after deducting closing adjustments, primarily consisting of net cash flow received by the Company between the effective date and the closing date. At December 31, 1995, the Company classified the $1.2 million of estimated net proceeds to be received from both of these transactions as oil and gas properties held for sale. The sale of these properties significantly altered the relationship between capitalized costs and proved reserves because the properties sold comprised approximately 53% of the Company's proved reserves at the time of the sales. Accordingly, the Company recognized a loss in 1995 of $3.6 million, which represents the excess of 53% of the oil and gas property balance subject to depreciation, depletion and amortization over the $1.2 million estimated net sales proceeds to be received from the sale of the properties. During 1994, 1995 and 1996 the operation of these properties did not have a significant impact on net income.

LAGNIAPPE EXPLORATION CORPORATION/ZYDECO EXPLORATION

     On May 12, 1995, Fortune acquired Lagniappe Exploration, Inc. ("LEX") which had previously entered into an exploration agreement with Zydeco. The Company acquired 100% of LEX in exchange for 1.2 million shares of Fortune Petroleum Common Stock and 1.2 million warrants. The acquisition has been recorded using the purchase method of accounting, effective May 12, 1995. The market value of the shares, when issued, was $2,572,000. At the time of the acquisition, the only material asset owned by LEX was its right to participate in the Zydeco exploration agreement in exchange for funding a budget of $4.8 million for leasehold acquisition and seismic costs. Subsequent to closing the acquisition, LEX was liquidated and its assets were merged into Fortune. Under the exploration agreement, Fortune has acquired a 50% interest in each of approximately 20 seismically defined oil and gas projects identified using advanced 3D and 2D seismic imaging, visualization and comprehensive well log analyses and has incurred $2.5 million of the $4.8 million budget. (See Notes 3 and 10).

     The Company does not currently expect to retain a working interest of more than 25%, except in certain circumstances, in wells drilled on the projects and intends to farmout its remaining interest to other oil companies. Fortune may retain larger or smaller working interests in certain projects depending upon capital availability and other factors. Under a farmout arrangement, the Company would be relieved of its obligation to pay, or could recover already paid, acquisition and exploration costs while generally retaining a smaller, and sometimes non-operating, interest in the prospect. The Company also has a right under the exploration agreement to farmout a portion or all of its interest in each prospect to Zydeco under a put arrangement in the exploration agreement. Zydeco has an identical right to farmout to Fortune.

ENRE CORPORATION

     On June 24, 1994, the Company acquired a 25% interest in EnRe-1 LLC, a company formed to develop and explore for oil and gas lands held under certain Jicarilla Apache mineral development agreements in Rio Arriba County, New Mexico. The net acquisition price was $1,674,000, and the effective date of the transaction using the purchase method of accounting was June 1, 1994. As a result of the acquisition, the Company has effective non-operating working interests ranging from 21.5625% to 25% in approximately 50,000 producing, development and exploratory acres.

LAROCO, LLP

     On February 8, 1994, the Company completed an acquisition of a 50% working interest in a 3,689 acre lease in the La Rosa Natural Gas Field in Refugio County, Texas from Brooklyn Union Exploration Company, Inc. for $760,000. The effective date of the transaction using the purchase method of accounting was February 1, 1994.

(5)   OIL AND GAS PROPERTIES AND OPERATIONS

     Capitalized costs relating to oil and gas producing activities and related accumulated depletion, depreciation and amortization at December 31, 1994, 1995 and 1996 were as follows:

                                       1994            1995            1996
                                   ------------    ------------    ------------

Capitalized costs of oil and
  gas properties ...............   $ 18,394,000    $ 20,864,000    $ 23,079,000

Less accumulated depletion,
  depreciation and amortization      (9,210,000)    (10,730,000)    (12,308,000)
                                   ------------    ------------    ------------
                                   $  9,184,000    $ 10,134,000    $ 10,771,000

     Of the above capitalized costs, the amount representing unproved properties was $1.0 million, $5.9 million, and $4.9 million in 1994, 1995 and 1996, respectively.

     Costs incurred in oil and gas producing activities were as follows:

                                         1994            1995            1996
                                      ----------      ----------      ----------
Property acquisition ...........      $3,493,000      $6,788,000      $   77,000
Exploration ....................         231,000         576,000       2,317,000
Development ....................         541,000         498,000         838,000
                                      ----------      ----------      ----------
                                      $4,265,000      $7,862,000      $3,232,000

     The results of operations from oil and gas producing activities for the years ended December 31, 1994, 1995 and 1996, are as follows:

                                                     1994       1995       1996
                                                    -------    -------    ------
                                                             (in thousands)
Revenues from oil and gas producing activities:
   Sales to unaffiliated parties ................   $ 3,339    $ 2,959    $3,825
                                                    -------    -------    ------

Production and other taxes ......................     1,090      1,514     1,172
Depreciation, depletion and amortization ........     1,542      1,781     1,576
Loss on sale of oil and gas properties ..........      --        3,607      --
Impairment to oil and gas reserves ..............     3,347
                                                    -------    -------    ------

Total expenses ..................................     5,979      6,902     2,748
                                                    -------    -------    ------

Pretax loss from producing activities ...........    (2,640)    (3,943)    1,077
Income tax (expense) benefit ....................      --         --        --
                                                    -------    -------    ------
Results of oil and gas producing activities
  (excluding corporate overhead
  and interest costs) ...........................   $(2,640)   $(3,943)   $1,077
                                                    =======    =======    ======

(6) LONG TERM DEBT

      A summary of long-term debt follows:
                                                          December 31,
                                                    -----------------------
                                                       1995         1996
                                                    ----------   ----------
Convertible Subordinated Debentures of $1,725,000
    (net of discount of $57,000 and $42,000 at
    December 31, 1995 and 1996, respectively) due
    December 31, 1997, including interest of
    10-1/2% per annum paid semi-annually ........   $1,668,000   $1,683,000
BankOne credit facility due October 1, 1997
    including interest at 1-1/2% over Bank
    One, Texas, NA's prime rate payable monthly . 3,200,000 1,250,000 Other debt with interest ranging from 0%
   to 9-1/4% per annum due through 1998 .........       29,000         --
                                                    ----------   ----------
Total long-term debt ............................    4,897,000    2,933,000
Less current installments .......................    3,208,000    2,253,000
                                                    ----------   ----------
Long-term debt, excluding current installments ..   $1,689,000   $  680,000
                                                    ==========   ==========


      The 10 1/2% Convertible Subordinated Debentures due December 31, 1997 bear an effective interest rate of 12.13% and are convertible into shares of the Company's Common Stock, after April 1, 1994, at a conversion price of $6.32 per share or 158 shares per Debenture. On, February 26, 1997, the Company closed an Exchange Offer for these Debentures which resulted in $697,000 ($680,000 net of discount) principal amount of Debentures being converted to 218,858 shares of Common Stock. The Company also issued 174,250 Common Stock Warrants to the Debentureholders who exchanged their Debentures in connection with the Exchange Offer. The Common Stock Warrants are exercisable for a period of three years, one-half at $4.00 per share and one-half at $5.00 per share. Subsequent to the conversion, the remaining balance due on the Debentures at December 31, 1997 is $1,028,000. Furthermore, the Company will record a non-cash debt conversion expense of approximately $316,000 during the first quarter of 1997. The non-cash debt conversion expense represents the difference between the fair market value of all of the Common Stock, and Common Stock Warrants issued in connection with the Exchange Offer and the fair market value of the lower number of Common Stock that could have been issued upon the conversion of the Debentures under the Indenture prior to the Exchange Offer. As of December 31, 1996, the Company classified, as long term liabilities, the portion, net of discount, of the Debentures that were converted to common stock in the Exchange Offer.

     Under the Bank One, Texas, N.A. (the Bank) credit facility, the Company has the ability to borrow amounts up to an available borrowing base as defined in the credit agreement. The amount the Company may borrow under the credit facility is determined by the borrowing base as calculated by the Bank semi-annually on the basis of the Company's oil and gas reserves. The credit facility contains various financial covenants, is secured by all of the Company's oil and gas producing properties and currently requires monthly principal payments of $75,000. At December 31, 1995, the Company was not in compliance with its cash flow coverage ratio covenant in the credit agreement. Under the terms of credit agreement, the bank has the right to demand repayment of the entire loan balance in the event of covenant defaults. The Company obtained a waiver of this covenant from the Bank as of December 31, 1995; however, the Company is not able to borrow additional amounts under the credit facility because the Bank has set the borrowing base equal to the loan balance, which declines by $75,000 per month. The Company has determined that it is in compliance with the cash flow coverage ratio for the quarter ended December 31, 1996. At February 18, 1997, the remaining balance owed on the credit facility was $1,100,000.

     All of the Company's debt that was not converted to Common Stock in the Debenture Exchange Offer is due in 1997.

(7)   INCOME TAXES

     No provision for income taxes was required for the years ended December 31, 1994, 1995 and 1996. Deferred taxes consist of the following:

                                                        1995             1996
                                                     ----------       ----------
Deterred tax assets:
   Net operating loss carryforwards ..........       $2,976,000       $4,354,000
   Oil and Gas Properties difference
      in accumulated depletion ...............        1,544,000          586,000
                                                     ----------       ----------
                                                      4,520,000        4,940,000
   Less valuation allowance (100%) ...........        4,520,000        4,940,000
                                                     ----------       ----------
   Net deferred taxes ........................       $     --         $     --
                                                     ==========       ==========


     At December 31, 1996, the Company estimates it had cumulative net operating loss carryforwards for Federal income tax purposes of $12.8 million which is significantly restricted under I.R.C. 382 and which is available to offset future federal taxable income, if any, with various expirations through 2011. The Company is uncertain as to the recoverability of the above deferred tax assets and has therefore applied a 100% valuation allowance.

     The Company has available IRC Section 29 Tax Credits that may be used to reduce or eliminate any corporate income tax through the year 2001. It is uncertain at this time to what extent the Company will be able to utilize these federal tax credits, as their utilization is dependent upon the amount, if any, of future federal income tax incurred, after application of the Company's net operating loss carryforwards.

(8)   STOCK OFFERINGS

     In December 1996, the Company sold 412,000 shares of Common Stock at a price of $3.00 per share in a private placement. Net proceeds of approximately $1.1 million were received for the sale of these shares. In addition, the Company issued to the acquiring shareholders one Common Stock Warrant for every two Common Stock shares acquired. The 206,000 warrants are exercisable for a period of two years at a price of $3.50 per share.

     In June and July 1995, the Company sold 4.6 million shares of the Company's Common Stock at $2.00 per share in a public offering. Proceeds of approximately $8.1 million, net of offering fees and expenses were received from the sale of the shares.

     On December 15, 1995, the Company closed a private placement of 1,321,117 shares of Common Stock at a price of $3.22 per share. Net proceeds of approximately $3.3 million were received for the sale of these shares. The shares were sold subject to certain "reset" provisions pursuant to which the purchasers could receive additional shares if the price of the Common Stock were to drop below the purchase price during certain calculation periods. The Company's Common Stock price did fall to a level that would have required the Company to issue approximately 1,266,000 additional Common Stock shares to the purchasers; however, the Company is currently investigating certain alleged irregularities in the trading in its Common Stock and is uncertain whether it will be required to issue additional shares. (See Note 9) In February 1995, the Company closed a previous private placement of 648,000 shares of Common Stock. The proceeds were used to fund the initial contribution to the Zydeco venture.

(9)   COMMITMENTS AND CONTINGENCIES

     The Company has an employment agreement with its President and Chief Executive Officer (the "CEO") that provides for an annual salary of $150,000 through December 31, 1997, and is subject to renewal upon expiration. Upon termination of the employment agreement, the CEO has a two-year consulting agreement at 40% of his annual salary. In the event of a termination of employment after a change of control, and under certain circumstances, the CEO is entitled to a lump sum payment of two years salary. The Company also has an employment agreement with its Executive Vice President and General Counsel that provides for an annual salary of $125,000 through December 31, 1998, and is subject to renewal upon expiration. In the event of a termination of employment after a change of control, and under certain circumstances, the Executive Vice President and General Counsel is also entitled to a lump sum payment of two years salary.

     The Company leases certain office space under non-cancelable operating leases. Rental expense under the office lease for the years ended December 31, 1994, 1995 and 1996 was $45,000, $53,000 and $75,000, respectively.

     Minimum future lease payments under the non-cancelable operating leases are as follows:


                Year Ending December 31,
                ------------------------
                           1997 ..........   $ 84,000
                           1998 ..........     84,000
                           1999 ..........     84,000
                           2000 ..........     84,000
                           2001 ..........     35,000
                                             --------
                                             $371,000
                                             ========

     On June 13, 1996, the lawsuit between Fortune and EnRe was settled with an agreement by each party to drop all of their respective claims. On March 14, 1995, Fortune was served with the lawsuit, filed in the District Court of Bexar County, Texas by EnRe Corporation, in which EnRe, as operator of the Company's New Mexico properties at that time, sought recovery of approximately $438,000 allegedly owed by Fortune for the drilling of certain wells on such properties. On March 24, 1995, Fortune answered EnRe's lawsuit and filed a counterclaim against EnRe for an indeterminable amount for damages suffered by Fortune for EnRe's actions in operating the New Mexico properties. On March 30, 1995, a partial settlement was reached as to payment by Fortune of undisputed well development costs in the amount of $174,499 in exchange for EnRe's cooperation in complying with provisions of the operating agreement to report operating information to Fortune on a timely basis.

     In July 1996, the Company received invoices from AMPOLEX (USA), Inc., the current operator of the Company's New Mexico properties, billing Fortune for $232,805 of outstanding accounts receivable attributable to two other working interest owners in the properties which the operator failed to collect from such owners. The Company is reviewing this matter and has not determined whether it owes any portion of such amounts.

     On March 26, 1996, Fortune was served with a lawsuit which had been filed in the Federal District Court in Delaware by one of the purchasers of Fortune Common Stock in an offering in December 1995 under Regulation S. Under the terms of the subscription agreement pursuant to which the plaintiff acquired his shares, he was entitled to receive additional shares of Fortune stock if the market price fell below a stated level during a specified period following the 40-day holding period prescribed by Regulation S. Fortune vigorously contested this action, believing that plaintiff either participated in a scheme to unlawfully manipulate the market price of the Common Stock or benefited from such manipulation by others. On February 3, 1997, the plaintiff voluntarily dismissed the complaint without prejudice, and the court ordered the return to Fortune of shares of Common Stock which had been voluntarily placed in escrow by Fortune. Management does not anticipate that the action will be refiled.

     On April 16, 1996, Fortune was advised that similar suits had been filed in Federal District Court in New York by two other buyers in the same offering. Fortune responded to the suits, admitting that the stock price declined but alleged that suspicious trading activity in Fortune stock occurred immediately prior to and during the time period in which the additional-share allocation was computed. Fortune believes that it has discovered evidence of active market manipulation in the Common Stock by these plaintiffs; accordingly, it has commenced a countersuit for damages suffered by the Company and its shareholders as a result of these acts. Fortune intends to continue to vigorously defend the remaining litigation.

 (10)   RELATED PARTY TRANSACTIONS

     As part of the relocation of Fortune's headquarters to Houston, Texas, the Company provided Tyrone J. Fairbanks, its President and Chief Executive Officer, with an incentive relocation package to facilitate his move to Texas. The package consisted of a payment by the Company of Mr. Fairbanks' moving expenses, a non-recourse, unsecured loan in the amount of $80,000 bearing interest at the rate of 6% per annum, with $20,000 of such loan forgiven in each of four consecutive years beginning in 1996, provided Mr. Fairbanks is still employed by the Company or has been terminated by the Company without cause, and a secured recourse loan in the amount of $70,000 also bearing interest at the rate of 6% per annum, payable interest only for two years with a $35,000 principal payment due on the second anniversary of the loan and all remaining principal and interest due on the third anniversary of the loan. The Company also extended the term of Mr. Fairbanks' employment contract through December 31, 1997.

     In connection with the acquisition of LEX, Fortune paid William D. Forster and BSR Investments, the LEX stockholders, an aggregate of 1,200,000 shares of Common Stock and 1,200,000 five year stock purchase warrants exercisable at $4.75 per share. One-third of such shares and warrants were placed in escrow pending the resolution of a dispute which has arisen among the former LEX stockholders and others regarding who is entitled to the shares of Common Stock and stock purchase warrants issued by Fortune at the closing of the LEX acquisition.

     On May 11, 1995, Baytree Associates, Inc. (Baytree) and Ensign commenced litigation in the Supreme Court of New York against Forster, BSR, Souki (the son of Samyr Souki, president of BSR), LEX and Fortune seeking to enjoin the closing of the LEX acquisition by Fortune on the grounds that Ensign was entitled to a one-third interest in the proceeds of the transaction, namely the Common Stock and warrants to be issued by Fortune. On May 22, 1995, the New York court granted the Company's motion for summary judgment and dismissed Fortune and LEX from the suit with prejudice based on an agreement of all parties. Forster, BSR and Souki are now the only remaining defendants in the action.

     On April 24, 1995, the Company obtained a $300,000 "bridge" loan to enable it to pay certain expenses, including $100,000 on its credit facility. The loan was obtained from LEX, which in turn had borrowed the funds from several individuals. Upon the consummation of the Company's acquisition of LEX, it became liable on such loans. The loans were repaid out of the proceeds of the Company's June 1995 Common Stock offering. Among the individuals who loaned funds to LEX were Mrs. William H. Forster, mother of William D. Forster, a principal of LEX and principal stockholder and formerly a director of Fortune, and John E. McConnaughy, Jr., formerly a principal stockholder of the Company. Each of Mrs. Forster and Mr. McConnaughy loaned LEX $100,000 and received from LEX, as an inducement to make the loan, 33,333 shares of Common Stock and 33,333 stock purchase warrants out of 1,200,000 shares and 1,200,000 warrants issued to LEX in conjunction with the acquisition. W. Forster & Co., Inc., a corporation wholly owned by William D. Forster, received a $30,000 placement fee from the Company for assistance in arranging the $300,000 bridge loan.

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

     Both the Klein Ventures, Inc. and Farber notes permitted the holder to elect to exchange their notes for shares of Common Stock at the price on the date the notes were issued ($2.00 and $1.875 per share, respectively), and Fortune reserved 294,166 shares of Common Stock for such purpose. On or about June 30, 1995, the estate of Mr. Farber converted its note into 106,667 shares of Common Stock. As additional consideration for making the loan, Klein Ventures, Inc. received 10,000 stock purchase warrants with an exercise price of $2.40 per share, and Mr. Farber received 35,000 stock purchase warrants with an exercise price of $1.875 per share. The Company also agreed to name two individuals nominated by Mr. Farber to fill vacancies on the Board of Directors. Barry Feiner, Esq., who served as counsel to Mr. Farber prior to the latter's death on May 5, 1995 and to Barry Blank, another principal stockholder of the Company, and Mr. Gary Gelman, Mr. Farber's grandson, were elected to the Board of Directors in January 1995 pursuant to this agreement. Both Mr. Feiner and Mr. Gelman were re-elected to the board by the stockholders at the 1995 annual meeting.

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

     In January 1995, Daniel E. Pasquini, the former president of the Company, agreed to a modification of a previous severance package. He accepted $85,000 in cash, the exercise price of 45,000 stock options held by him was reduced to $.575 per share and the Company issued him warrants to purchase 45,000 shares of common stock at $2.75 per share.

     Until his employment by the Company effective October 16, 1996, Mr. Dean W. Drulias was a stockholder of and a practicing attorney at the law firm of Burris, Drulias & Gartenberg, a Professional Corporation, which has served as counsel to the Company since its incorporation in May 1987. Mr. Drulias has served as a director since 1990 and as Secretary since July 1994. During 1994, 1995 and 1996, his firm billed the Company a total of $110,000, $183,000 and $152,000, respectively, for legal fees and costs.

     On January 22, 1997, the Company's board of directors appointed Daniel R. Shaughnessy as a director of the Company. Mr. Shaughnessy is a petroleum geophysicist and geologist and is president and owner of Intepretation3, an integrated 3D geophysical interpretation which does geological and geophysical consulting work for the Company. During 1995 and 1996, Mr. Shaughnessy's firm billed the Company a total of $1,500, and $45,000, respectively, for geological and geophysical consulting.

     As compensation to outside directors, the Company pays directors' fees of $2,500 per quarter. Inside directors do not receive such compensation.

(11)   STOCKHOLDERS' EQUITY

     On January 20, 1995, the Company amended its Certificate of Incorporation to increase the number of authorized shares of Common Stock from 10,000,000 shares to 40,000,000 and the number of authorized preferred shares from 100,000 to 2,000,000.

     Fortune has three non-compensatory Stock Option Plans. The plans cover all officers and employees of the Company. Three plans also provide for options for directors of the Company. Awards are made by the Board of Directors upon recommendations of its Compensation Committee. There is no performance formula or measure. Options granted under the 1987 and 1988 plan must be exercised within ten years of the date of grant or are forfeited. Options granted under the 1993 plan must be exercised within five years of the date of grant or they are forfeited. The Company's 1991 Stock Option Plan terminated in 1996 with all options having been granted.

     The Company follows the intrinsic value method for stock options granted to employees. In October 1995, the FASB issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). The Company has not adopted the fair value method for stock-based compensation plans which is an optional provision of FAS 123. Accordingly, no compensation expense has been recognized for its stock based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under FAS 123, the Company's net loss and loss per share would have been increased by approximately $0.1 million ($0.02 per share) and $0.5 million ($0.03 per share) for 1995 and 1996, respectively. The fair value of the options granted during 1996 is estimated as $1.11 per common stock option on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield 0%, volatility of 65%, risk-free interest rate of 6.14% assumed forfeiture rate of 5%, and an expected life of 2.5 years. For the purposes of calculating estimated 1995 compensation expense, the following assumptions were used: dividend yield of 0%, volatility of 65%, risk-free interest rate of 7.80% assumed forfeiture rate of 5%, and an expected life of 2.5 years.

     Stock option transactions were:

                                                              Weighted Average
                                         Common Stock       Of Exercise Price of
                                     Options Exercisable(a)  Shares Under Plans
                                         ------------           ------------

Balance, December 31, 1993 ........            54,438           $       2.69
Granted ...........................           356,000                   2.71
Exercised .........................            (4,688)                  2.60
Forfeited .........................              --                     --
                                         ------------           ------------
Balance, December 31, 1994 ........           405,750                   2.71
Granted ...........................           289,000                   2.46
Exercised .........................          (202,481)                  2.26
Forfeited .........................              --                     --
                                         ------------           ------------
Balance, December 31, 1995 ........           492,269                   2.75
Granted ...........................           505,000                   3.07
Exercised .........................           (46,150)                  2.47
Forfeited .........................           (16,410)                  2.75
                                         ------------           ------------
Balance, December 31, 1996 ........           934,709           $       2.93
                                         ============           ============

----------

(a) Table includes 80,000 Common Stock warrants which were issued to employees in 1995 and 1996 in lieu of Common Stock options.

     All options are immediately exercisable upon grant. At December 31, 1996, the Company had 16,400 Common Stock options available for grant under the 1993 Stock Option Plan. All options under all other plans have been granted. In January 1995, the Company reduced the exercise price on 45,000 common stock options held by Daniel E. Pasquini, the former president of the Company, from $2.75 per share to $0.58 per share. (See Note 10) On January 12, 1995, the prices of the options granted in 1991, 1993, 1994, and 1995 were reduced from $6.00, $5.00, $5.48, $6.03 per share, respectively, to $2.75 per share for all optionholders who were employees of the Company on that date. Such price reduction is reflected in the year the options were originally granted in the above table.

     The following table summarizes information concerning currently outstanding and exercisable options:

                                 Options Outstanding and Exercisable
                            ---------------------------------------------
                                                Weighted
                                                 Average         Weighted
             Range of                           Remaining         Average
             Exercise          Number          Contractual       Exercise
               Price         Outstanding          Life             Price
          ---------------------------------------------------------------
          $2.60 to $3.13       934,709         3.5 years           $2.93

     At December 31, 1996 the Company's outstanding warrants to purchase Common Stock consisted of (d):

            Number Of Warrants        Exercise Price         Expiration Date
            ------------------        --------------         ---------------

                 45,000                  $1.88 - 2.40            1/15/97
                150,000                  $4.63 - 6.00           12/11/97
                 45,000                  $       3.00            2/15/98
                 75,000                  $       2.68            8/29/98
                138,888                  $       3.89            9/28/98
                 64,015                  $       4.41            9/28/98 (a)
              1,982,750                  $       3.75            9/28/98 (b)
                 31,500                  $      11.14           10/05/98 (c)
                206,000                  $       3.50            12/3/98
                 35,000                  $       2.75            1/06/00
              1,200,000                  $       4.75            5/12/00
                400,000                  $       2.40            6/25/00
                100,000                  $       4.75            8/01/00
                 60,000                  $       3.63            9/06/00
                 30,000                  $       2.44            8/29/01
              ---------
              4,563,153
              =========

(a)  Warrants permit the holder to purchase 88,289 total shares of Common Stock.

(b) Warrants permit the holders to purchase 2,841,610 total shares of Common Stock.

(c) Each warrant permits the holder to purchase 3.3 shares of Common Stock plus two stock purchase warrants, expiring September 28, 1998. Each stock purchase warrant permits the holder to purchase 1.43 additional share of Common Stock at an exercise price of $3.75.

(d) Table excludes warrants which have been issued to employees in lieu of stock options.

(12)   MAJOR CUSTOMER

     The Company sold oil representing 54% of its oil production under contracts to one customer for the year ended December 31, 1996. 86% of the Company's gas production was sold to four customers (26%, 23%, 20% and 17%, respectively) for the year ended December 31, 1996.

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

(13)   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of cash and cash equivalents, accounts receivable, accounts payable, debt and other financial assets and liabilities approximate their fair value.

(14)   RETIREMENT PLAN

     During 1996, the Company adopted the Fortune Petroleum Corporation 401(k) Profit Sharing Plan for its eligible employees. Under the plan, all employees on the Company's payroll as of November 1, 1996, and all employees hired after that date who have attained age 21 and three months of service, are permitted to make salary deferrals up to the lesser of

15% of their annual compensation or $9,500. Salary deferrals will be matched 50% by the Company and are 100% vested after two years of service with the Company. Salary deferrals are 100% vested at all times. The Company does not make profit sharing contributions to the plan. For 1996, the Company's matching contribution was $14,000, all of which will be paid in shares of Common Stock.

(15)   SUBSEQUENT EVENTS

     On February 26, 1997, the Company closed an Exchange Offer which resulted in a portion of its 10 1/2% Convertible Subordinated Debentures being converted into Common Stock and Common Stock Warrants. (See Note 6.)

(16) UNAUDITED OIL AND GAS PRODUCING ACTIVITIES AND OIL AND GAS COST INFORMATION

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

     For the year ended December 31, 1994, the oil and gas reserve estimates were reviewed by Huddleston & Co., Inc., ("Huddleston") Houston, Texas independent petroleum engineers and Sherwin D. Yoelin, independent petroleum engineer, and for the years ended December 31, 1995 and 1996, by Huddleston, in accordance with guidelines established by the Securities and Exchange Commission. Such estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production, prices and the timing of development expenditures. The future cash inflow, as reflected in the "Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves", determined from such reserve data are estimates only, and the present values thereof should not be construed to be the current market values of the Company's oil and gas reserves or the costs that would be incurred to obtain equivalent reserves.

 CHANGES IN ESTIMATED RESERVE QUANTITIES

     The Company's net interests in estimated quantities of proved developed and undeveloped reserves of crude oil and natural gas at December 31, 1994, 1995, and 1996, and changes in such quantities during the years, 1994, 1995 and 1996, were as follows:
                                                       CRUDE OIL (Barrels)
                                                 ------------------------------
                                                  Year         Year        Year
                                                  1994         1995        1996
                                                 ------       ------       ----
                                                          (in thousands)
BEGINNING OF PERIOD .......................         813        1,647        347
   Revisions of previous estimates ........         866         (160)         6
   Extensions and discoveries .............        --           --          106
   Production .............................         (88)         (92)       (57)
   Purchase of minerals in place ..........          56          174       --
   Sales of minerals in place* ............        --         (1,222)      (153)
                                                 ------       ------       ----
END OF PERIOD .............................       1,647          347        249
                                                 ======       ======       ====
   Proved developed reserves
     Beginning of period ..................         666          675        324
                                                 ======       ======       ====
     End of period ........................         675          324        160
                                                 ======       ======       ====

                                                        NATURAL GAS (MCF)
                                               --------------------------------
                                                Year         Year         Year
                                                1994         1995         1996
                                               ------       ------       ------
                                                         (in thousands)
BEGINNING OF PERIOD .....................       5,562        5,911        5,938
   Revisions of previous estimates ......         533         (388)        (753)
   Extensions and discoveries ...........        --           --             85
   Production ...........................      (1,017)        (909)      (1,038)
   Purchase of minerals in place ........         833        2,934         --
   Sales of minerals in place* ..........        --         (1,610)        (751)
                                               ------       ------       ------
END OF PERIOD ...........................       5,911        5,938        3,481
                                               ======       ======       ======
   Proved developed reserves
     Beginning of period ................       4,221        3,317        4,686
                                               ======       ======       ======
     End of period ......................       3,317        4,686        1,749
                                               ======       ======       ======
-----------

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

                                                 1994        1995        1996
                                               --------    --------    --------
                                                       (in thousands)
Future cash inflows ........................   $ 32,898    $ 19,531    $ 19,751
Future costs:
  Production ...............................    (11,283)     (6,050)     (4,026)
  Development ..............................     (5,683)       (881)     (1,613)
                                               --------    --------    --------

Future net inflows before income taxes .....     15,932      12,600      14,112
Future income taxes ........................       --          --          --
                                               --------    --------    --------
Future net cash flows ......................     15,932      12,600      14,112
10% discount factor ........................     (7,784)     (3,658)     (3,292)
                                               --------    --------    --------
Standardized measure of
  discounted net cash flows ................   $  8,148    $  8,942    $ 10,820
                                               ========    ========    ========

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS FROM PROVEN RESERVE QUANTITIES

     This statement discloses the sources of changes in the standardized measure from period to period. The amount reported as "Net change in sales and transfer prices net of production costs" represents the approximate effect of increasing the evaluation of reserves proved in prior periods to reflect higher prices in effect in the following years. The "Accretion of discount" was computed by applying the 10 percent discount factor to the valuation of the proved reserves as of the beginning of the period before income tax effects. "Changes in estimated future development costs" arise from: (1) revisions of previous estimates for both development costs actually incurred in the current period and for development costs estimated to be incurred in succeeding periods and (2) new discoveries from which future development must be performed. The "Sales and transfers, net of production costs" are expressed in actual dollar amounts. "Revisions of quantity estimates" are expressed at period-end prices. The "Net change in income taxes" is computed as the change in present value of future income taxes. The "Changes in production rates (timing) and other" reflects all other changes, such as changes in timing, and includes the residual from estimation errors in computing other elements of change. The average gas prices received by the Company were $1.39, $2.32 and $4.04 per Mcf at year end 1994, 1995 and 1996, respectively. The average oil prices received by the Company were $14.62, $16.10 and $22.79 per Bbl at year end 1994, 1995 and 1996, respectively.
At February 26, 1997, the Company was receiving an average of approximately $2.96 per Mcf for its gas production and $20.62 per Bbl for its oil production. These current prices represent declines from December 1996 and January 1997 prices and the Company expects further price declines through the spring and summer of 1997.

                                                  1994       1995        1996
                                                 -------    -------    --------
                                                         (in thousands)
Standardized Measure:
Beginning of period ..........................   $ 8,554    $ 8,148    $  8,942
Increases (decreases):
Sales and transfers, net of production costs .    (2,249)    (1,445)     (2,653)
Extensions and discoveries ...................      --         --         1,532
Net change in sales and transfer prices,
  net of production costs ....................    (1,635)       460       5,233
Changes in estimated future development costs     (4,315)       500        (332)
Revisions of quantity estimates ..............     6,385       (871)     (1,473)
Accretion of discount ........................       855        814         894
Net change in income taxes ...................      --         --          --
Purchases of reserves in place ...............     1,464      5,329        --
Sales of reserves in place* ..................      --       (3,024)     (1,612)
Changes in production rates (timing) and other      (911)      (969)        289
                                                 -------    -------    --------
Standardized Measure:
End of period ................................   $ 8,148    $ 8,942    $ 10,820
                                                 =======    =======    ========

----------

* During 1995, the Company's interests in its California properties, which were sold in February 1996, were transferred to oil and gas properties held for sale.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Houston, State of Texas, on March 12, 1997.

                                       FORTUNE PETROLEUM CORPORATION


                                       By: /s/ TYRONE J. FAIRBANKS
                                           Tyrone J. Fairbanks
                                           President, Chief Executive Officer
                                           and Director


                                       By: /s/ J. MICHAEL URBAN
                                           J. Michael Urban
                                           Vice President, Chief Financial
                                           Officer and Chief Accounting Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates stated.


        Signature                        Title                      Date
        ---------                        -----                      ----

 /s/ TYRONE J. FAIRBANKS     President, Chief Executive Officer   March 12, 1997
Tyrone J. Fairbanks          and Director

 /s/ DEAN W. DRULIAS         Executive Vice President, General    March 12, 1997
Dean W. Drulias              Counsel, Corporate Secretary and
                             Director

 /s/ GRAHAM S. FOLSOM        Director                             March 12, 1997
Graham S. Folsom

 /s/ WILLIAM T. WALKER, JR.  Director                             March 12, 1997
William T. Walker, Jr.

 /s/ BARRY FEINER            Director                             March 12, 1997
Barry Feiner

 /s/ GARY GELMAN             Director                             March 12, 1997
Gary Gelman

 /s/ D. R. SHAUGHNESSY       Director                             March 12, 1997
D. R. Shaughnessy