Form 10-K/A
period 1996-12-31
FORTUNE PETROLEUM CORP
filed 1997-04-11
CIK 38242

1996
================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                   FORM 10-K/A


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

    10 1/2% Convertible Debentures Due December 31, 1997, $1,000 Face Amount
--------------------------------------------------------------------------------
                                (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ___

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

      State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within 60 days prior to the date of filing.


      The aggregate market value of voting stock held by non-affiliates at February 28, 1997: $31,407,999


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Shares of common stock outstanding as of February 28, 1997: 12,154,961


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

                                      None

PART I


ITEMS 1 AND 2.   BUSINESS AND PROPERTIES

GENERAL

      Fortune Petroleum Corporation ("Fortune" or the "Company") is an independent public oil and natural gas company whose primary focus is on exploration for and development of domestic oil and natural gas properties. The Company's principal properties are located onshore and offshore Louisiana and Texas, including the relatively shallow transition zone where the use of modern geophysical technology and advanced interpretation techniques offers the opportunity for new discoveries in areas of proven historical production. Fortune does business in Texas and Louisiana as Fortune Natural Resources Corporation.

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

      The Company has approximately a 12.9% non-operated working interest (approximately 9.3% net revenue interest) in the East Bayou Sorrel well before payout and an approximate 11.3% working interest (approximately 8.2% net revenue interest) after payout. The Company is participating in a development well in the same area on which drilling commenced in March 1997. The Company is also considering participation in other prospects in the same area. Fortune's share of the development well drilling costs is expected to be approximately $318,000. Although the Company believes that the chances for success with the development well are very good, there is no assurance that additional production will be discovered.

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

ESPIRITU SANTO BAY PROPRIETARY 3D SEISMIC EXPLORATION JOINT VENTURE

      On February 27, 1997, Fortune entered into a multi-year proprietary 3D seismic joint venture to evaluate and identify exploration prospects in and around the Texas transition zone, including the intracoastal waters at Espiritu Santo Bay, and certain surrounding areas. Fortune owns a 12.5% working interest in the 166.5 square mile AMI and a 135 square mile proprietary 3D seismic venture. Fortune's principal partners are Fairfield Resources Corporation, a wholly owned subsidiary of Fairfield Industries, Inc., and Smith Management Company, Inc. Fairfield Resources Corporation was formed for the purpose of Fairfield Industries, Inc.'s first equity participation in oil and gas exploration. Fairfield Industries, Inc. has designed a new state-of-the-art proprietary transition zone 3D seismic acquisition system specifically for use on this 3D project. CAEX Services, Inc., also a minority equity partner in the joint venture, will process and interpret the seismic data with input from Interpretation3.

      Fortune will pay approximately $155,000 for its share of pre-seismic acquisition expenses incurred prior to forming the joint venture and approximately $1,750,000 for its share of seismic acquisition and processing costs over the term of the program, exclusive of any exploration drilling costs. The term of the joint venture agreement extends through July 15, 2002 but may be extended, if necessary. Under the Agreement, upon delineation of each exploration prospect, Fortune may then elect whether to participate in drilling an initial well or farming out all or part of its interest to other joint venture parties or third parties. Seismic acquisition activities commenced in April 1997 and are expected to be completed in August or September 1997. It is not expected that any exploration drilling activities will begin before early 1998, and no assurance can be given that any exploration prospects will be identified or that any commercial quantities of hydrocarbons will be discovered.

      On March 13, 1997, each of the Espiritu Santo Bay 3-D Seismic Project joint venture partners, including Fortune, elected to acquire its pro-rata share of the Steamboat Pass Field, Calhoun County, Texas from Neumin Production Company ("Neumin"). The Steamboat Pass Field is adjacent to Matagorda Island and beneath Espiritu Santo Bay, over which Fortune expects to commence its proprietary 3-D seismic acquisition program beginning in April 1997. The field is currently producing approximately 550 mcf of natural gas per day from four shallow gas wells. The acquisition also entitles Fortune to its pro-rata share of the existing facilities located on site. Fortune acquired a 12.5% working interest in the 5,766 acres held by production in the field. The acquisition is being made in exchange for the assumption of Neumin's future obligation to plug and abandon the field. The cost of such abandonment is not estimated to be material to the Company. The transaction is scheduled to close April 15, 1997.

LA ROSA PROPRIETARY 3D SEISMIC EXPLORATION PROGRAM

      On February 13, 1997, Fortune and its working interest partners commenced a proprietary 3D seismic survey covering 24 square miles over its onshore Gulf Coast La Rosa Field and surrounding acreage in Refugio County, Texas. The survey is being conducted using state-of-the-art technology and is expected to be completed by the end of April 1997. Fortune will oversee the processing and interpretive stages of the program after the seismic is acquired.

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

      On April 29, 1996, the Block 76 well was shut in due to a mechanical failure of downhole equipment. A remedial workover, started June 16, 1996, cost the Company approximately $300,000. The well came back on line July 6, 1996 and resumed production at a rate of approximately 16,000 MCFD and 1,100 BOPD. Notwithstanding this shut-in, the well has already returned Fortune's investment and the Company is evaluating the possibilities for development wells. The well was also shut-in on March 24, 1997, preparatory to beginning work to locate and repair a leak which has caused the well to lose casing pressure. On April 7, 1997, Fortune was advised by the operator that it believed the source of the leak had been located and that repairs were underway. Fortune was also told that, assuming the cause of the leak was successfully diagnosed and the repairs are completed as projected, the well can be expected back on production by April 17, 1997, at a total cost somewhat below the $395,000 to Fortune's working interest share originally estimated. Both the cost and duration of the workover are estimates. No assurance can be given that it will not be either more or less expensive than the operator now anticipates or that the well will be shut-in for a longer or shorter period of time. Fortune has consented to participate in this workover.

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

      Of the seven wells drilled during 1994 and 1995, two were completed as producing wells. Total production from the New Mexico properties in 1996 was approximately 74 MCFD and 8 BOPD to the Company's net revenue interest. The Company did not participate in the drilling of any additional wells in 1996. Production revenues from the properties have not exceeded the total cost of acquiring and conducting drilling operations on the properties. The Company's reserve engineers have not assigned any proved reserves to the San Juan Basin properties because of the limited data available from which to evaluate the properties. Given the tight sands and the production history, the engineers were unable to determine whether the future production would be economic and, therefore, were unable to conclude that any proved reserves should be assigned to the producing wells.

      There are no immediate plans to conduct further evaluations of the wells that are temporarily shut in or to drill additional wells in this field. AMPOLEX USA, Inc. (AMPOLEX), the current operator of the field, was recently acquired by Mobil Oil, and has informed Fortune that AMPOLEX has reached an agreement in principle to sell its interest in the field. Such a sale would result in a change of operator of the field.

      As of December 31, 1996, the Company has $1.3 million of unevaluated costs attributable to the approximate 49,000 undeveloped and unevaluated acres which will become subject to depreciation, depletion and amortization and the full cost ceiling test to the extent it exceeds what the Company will realize from a sale or further evaluation of its interest. If the entire amount were included in the full cost ceiling test, the risk of a ceiling cost writedown is significantly increased. In late July 1996, the Company received invoices from AMPOLEX, billing Fortune for $232,805 of costs not paid by two other working interest owners in the properties. The Company has reviewed this matter and does not believe that it owes any portion of such amounts.

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

OIL AND GAS OPERATIONS

DRILLING ACTIVITIES

      The following table sets forth information regarding development and exploratory wells drilled by Fortune in the years ended December 31, 1994, 1995 and 1996:

                             WELL DRILLING ACTIVITY
                                                   Year Ended December 31,
                                            ------------------------------------
                                            1994            1995            1996
                                            ----            ----            ----
Gross Wells
  Productive ...................               5               1               3
  Dry ..........................               3              --               3
                                            ----            ----            ----
       Total ...................               8               1               6
                                            ====            ====            ====

Net Wells
  Productive ...................            1.18             .20             .31
  Dry ..........................             .47              --            1.21
                                            ----            ----            ----
       Total ...................            1.65             .20            1.52
                                            ====            ====            ====

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

                        ESTIMATED NET RESERVE QUANTITIES

                                                        December 31,
                                        ----------------------------------------
                                           1994              1995         1996
                                        -----------     -----------    ---------
Total Proved Reserves (1):
  Oil (Bbls) .....................       1,647,000        347,000        249,000
  Natural Gas (Mcf) ..............       5,911,000      5,938,000      3,481,000
                                        ----------      ---------      ---------
Equivalent Mcf (MCFE) (2) ........      15,793,000      8,020,000      4,975,000
                                        ==========      =========      =========

Total Proved Developed Reserves:
  Oil (Bbls) .....................         675,000        324,000        160,000
  Natural Gas (Mcf) ..............       3,317,000      4,686,000      1,749,000
                                        ----------      ---------      ---------
Equivalent Mcf (MCFE) (2) ........       7,367,000      6,630,000      2,709,000
                                        ==========      =========      =========

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

                 DISCOUNTED PRESENT VALUE OF FUTURE NET REVENUES

                                                      December 31,
                                     ------------------------------------------
                                         1994           1995           1996
                                     ------------   ------------   ------------
Cumulative Future Net Revenue (1) .  $ 15,932,000   $ 12,600,000   $ 14,112,000
  less adjustment to give effect to
  a 10% annual discount ...........    (7,784,000)    (3,658,000)    (3,292,000)
                                     ------------   ------------   ------------
                                        8,148,000      8,942,000     10,820,000
  less discounted present value of
  future income taxes .............            --             --             --
                                     ------------   ------------   ------------
                                     $  8,148,000   $  8,942,000   $ 10,820,000
                                     ============   ============   ============

----------
(1) The increase in the present value of the reserves from 1995 to 1996 is attributable to the higher prices at year end 1996 of $4.04 per Mcf and $22.79 per Bbl vs. $2.32 per Mcf and $16.10 per Bbl at December 31, 1995. The increase in 10% discounted value at year end 1995 vs. 1996 is due to the net effect of acquiring the high production rate reserves offshore Louisiana offset by the exclusion of the longer life California properties sold in February 1996. The decrease in net revenues from 1994 to 1995, is primarily due to the significant reduction in reserve volumes attributable to the exclusion of the California properties.

PRODUCTION

     The approximate net production data related to the Company's properties for the periods ended December 31, 1994, 1995 and 1996 are set forth below:

                               NET PRODUCTION DATA
                                                      December 31,
                                     -------------------------------------------
                                         1994            1995             1996
                                     -----------       -------         ---------
Oil (Bbls) .................            88,000          92,000            57,000
Gas (Mcf) ..................         1,017,000         909,000         1,038,000

PRICES AND PRODUCTION COSTS

      The following table sets forth the approximate average sales prices and production (lifting) costs per barrel of oil and per Mcf of gas produced and sold in the United States from the Company's oil and gas leases for the years ended December 31, 1994, 1995 and 1996:

                    AVERAGE SALES PRICES AND PRODUCTION COSTS
                                                            December 31,
                                                 -------------------------------
                                                    1994      1995       1996
                                                 ---------  ---------  ---------
Average Sales Price Received:
  Oil (per Bbl) ...............................  $   14.14  $   14.66  $   20.24
  Gas (per Mcf) ...............................       2.09       1.77       2.56
  Average Production and Operating Cost
    per MCFE ..................................       0.71       1.04       0.85

PRODUCING WELLS

      The following table lists the total gross and net producing oil and gas wells in which Fortune had an interest at December 31, 1996:

                                 PRODUCING WELLS
                                    Gross                  Net
                               ---------------      -----------------
                               Oil         Gas       Oil         Gas
                               ---         ---      -----       -----
Texas .....................     39          40       3.90       13.40
Louisiana .................      1           1        .11         .12
New Mexico ................      2           -        .43           -
                                --          --      -----       -----
   Total ..................     42          41       4.44       13.52
                                ==          ==      =====       =====

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

PROPERTIES

LEASEHOLD ACREAGE

      Fortune's holdings of developed and undeveloped leasehold acreage as of December 31, 1996 were approximately as follows:

                                LEASEHOLD ACREAGE
                                       Developed                 Undeveloped
                                  ------------------        --------------------
                                  Gross         Net          Gross          Net
                                  -----        -----        ------        ------
Louisiana ................          660           81        28,441        10,995
Texas ....................        5,504        1,080         3,960         1,468
New Mexico ...............        1,320          285        48,680        11,231
Oklahoma .................           --           --            80             5
                                  -----        -----        ------        ------
   Total .................        7,484        1,446        81,161        23,699
                                  =====        =====        ======        ======

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

                                                   Common Stock          Warrants
                                               ------------------   -----------------
                                                  High      Low      High       Low
                                               --------   -------   -------   -------
1995
    First Quarter ...........................  $2   1/2   $1  3/4   $   7/8   $   1/2
    Second Quarter...........................   3  5/16    1  5/6    1            1/4
    Third Quarter............................   3 15/16    2  5/8    2  1/2    1  1/2
    Fourth Quarter...........................   4 15/16    3  3/8    3 7/16    1  7/8

1996
    First Quarter...........................    5          2         3 3/16    1  3/8
    Second Quarter..........................    4          2  5/8    3         1  3/8
    Third Quarter...........................    3 11/16    2  1/4    2  3/8    1  1/4
    Fourth Quarter..........................    3   1/2    2  1/4    1  3/4    1

1997
    First Quarter...........................    3   1/4    2  1/4    1  7/8    1
    Second Quarter (through April 8, 1997)..    2   3/8    2 3/16    1  1/8    1

      At April 8, 1997 the closing price of the Common Stock was $2.25 per share. At February 28, 1997, there were 12,154,961 shares of the Company's Common Stock outstanding held of record by approximately 3,000 stockholders.

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

                                                                                   Years Ended December 31,
                                                          -------------------------------------------------------------------------
                                                             1992*          1993*           1994*           1995*            1996
                                                          ---------     -----------     -----------     -----------     -----------
STATEMENT OF OPERATIONS DATA:
    Total Revenues ...................................    $   2,160     $     2,834     $     3,397     $     3,143     $     4,040
    Net Loss .........................................         (174)         (3,703)         (4,453)         (5,876)         (1,330)
    Net Loss per share ...............................        (0.24)          (2.09)          (1.69)          (0.90)          (0.12)
    Net weighted average shares outstanding ..........          714           1,773           2,639           6,556          11,351

OPERATING DATA:
    Net Production:
        Crude oil, condensate and
          gas liquids (Bbl) ..........................       87,000          79,000          88,000          92,000          57,000
        Natural gas (Mcf) ............................      234,000         724,000       1,017,000         909,000       1,038,000
        Gas equivalent (MCFE) ........................      758,000       1,196,000       1,542,000       1,461,000       1,383,000
    Average Sales Price:
        Crude oil, condensate and
          gas liquids ($ per Bbl) ....................    $   17.57     $     14.33     $     14.14     $     14.66     $     20.24
        Natural gas ($ per Mcf) ......................         2.39            2.28            2.09            1.77            2.56

                                                                                          December 31,
                                                             -------------------------------------------------------------------
                                                               1992*          1993*          1994*          1995*          1996
                                                             -------        -------        -------        -------        -------
BALANCE SHEET DATA:
    Total Assets ....................................        $ 8,199        $10,429        $10,066        $17,800        $16,335
    Total Debt ......................................          3,574          3,003          7,123          4,897          2,933
    Net Stockholders' Equity ........................          4,177          6,588          2,130         12,314         13,037

RESERVES:
    Estimated Net Proved Reserves (1):
        Crude oil and condensate (MBbl) .............          2,066            813          1,647            347            249
        Natural gas (Bcf) ...........................            4.8            5.6            5.9            5.9            3.5
    Estimated future net revenues before
      income taxes ..................................        $20,358        $12,835        $15,932        $12,600        $14,112
    Present value of estimated future
      net revenues before income taxes
      (discounted at 10% per annum) .................        $ 8,555        $ 8,554        $ 8,148        $ 8,942        $10,820


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

      Although the Company's cash balance increased in 1996, working capital decreased by $157,000 as a result of a significant portion of the Company's debt being classified as current liabilities at December 31, 1996. The Company's outstanding debt is comprised of bank debt and Debentures.

      Fortune's internal liquidity and capital resources in the near term will consist primarily of working capital derived from its oil and gas operations along with the funds which may be raised in connection with the public offering discussed under "Overview" above. At December 31, 1996, the Company also had $2.3 million of restricted cash held by the joint venture with Zydeco which is available for lease and seismic acquisition and seismic processing in the Transition Zone and Timbalier Trench areas offshore Louisiana. (See Items 1 and
2. Business and Properties Exploration Activities - Joint Venture with Zydeco.)

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

      The Company's 1996 discovery well at East Bayou Sorrel, Iberville Parish, Louisiana began producing on December 20, 1996. This discovery had no impact on the Company's revenues in 1996 but the Company believes that this well will have a positive impact on its cash flow from operations in 1997. Drilling on the first development well in this field commenced in March 1997.

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

CASH FLOWS FROM FINANCING ACTIVITIES - CASH PROVIDED FROM EQUITY TRANSACTIONS

      Fortune's primary source of additional capital during 1995 and 1996 has been stock offerings and the exercise of warrants and options. In December 1996, the Company sold 412,000 shares of common stock at a price of $3.00 per share in a private placement. Net proceeds of approximately $1.1 million were received from the sale of these shares. On December 11, 1995, the Company closed a private placement of 1,321,117 shares to acquire a producing property and raise additional capital. From this sale, the Company netted approximately $3.3 million after payment of expenses of the offering. (See Items 1 and 2. Business and Property - Acquisition Activities South Timbalier Block 76 Acquisition.)

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

      The Credit Facility is due October 1, 1997, at which date the loan balance would be $575,000 after payment of the required monthly principal reductions. Prior to that date, the Company expects its borrowing base will be sufficient to allow the Company to extend the term of this debt. The Company has not received a commitment to extend the term of this debt, and there can be no assurance that the term will be extended. However, the Company believes that it will have the financial resources, as discussed herein, to renew or repay the Credit Facility during 1997. If the bank is unwilling to extend the term of the Credit Facility, the Company will seek to refinance the debt with another lender or will use a portion of the proceeds of the public offering described herein to retire the remaining balance.

CONVERTIBLE SUBORDINATED DEBENTURES

      The Company's Debentures are due December 31, 1997. On February 26, 1997, the Company closed an exchange offer for these Debentures which resulted in $697,000 principal amount of Debentures being exchanged for 218,858 shares of Common Stock and 174,250 Common Stock Warrants. Consequently, the balance due on the Debentures at December 31, 1997 is $1,028,000. Furthermore, the Company will record a non-cash debt conversion expense of approximately $316,000 during the first quarter of 1997. The non-cash debt conversion expense represents the difference between the fair market value of all of the Common Stock and warrants issued in connection with the Exchange Offer and the fair market value of the lower number of shares of Common Stock that could have been issued upon the conversion of the Debentures under the Indenture prior to the exchange offer.

OIL AND GAS PRICES AND RESERVES

      The price Fortune receives for its oil and gas production is influenced by conditions outside of Fortune's control. As of February 26, 1997, the Company was receiving approximately $20.62 per Bbl as an average price for its oil production and $2.96 per Mcf as an average price for its gas production. At December 31, 1996, the Company received approximately $4.04 per Mcf for its gas production and $22.79 per Bbl for its oil production. At December 31, 1995, the Company received approximately $2.32 per Mcf for its gas production and $16.10 per Bbl for its oil production. At December 31, 1994, the Company received approximately $14.62 per Bbl for its oil production and $1.39 per Mcf as an average price for its gas production. (See "Forward Looking Statements - Volatility of Oil and Gas Prices".)

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

      DEPENDENCE ON LIMITED NUMBER OF WELLS. Over one-half of the Company's oil and gas revenues, cash flow and proved oil and gas reserves is currently accounted for by two wells, the South Timbalier Block 76 well and the East Bayou Sorrel well. Although the East Bayou Sorrel well only began producing in December 1996, this field is expected to have a significant impact on 1997 operations. The South Timbalier Block 76 well is currently shut-in for repairs and was shut-in for over two months during 1996 as the result of a mechanical failure. A significant curtailment or loss of production from either of these wells for a prolonged period before the Company could replace the reserves through new discoveries or acquisitions would have a material adverse effect on the Company's projected operating results and financial condition in 1997.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON AUDITING AND FINANCIAL DISCLOSURE

        None.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

        The directors and executive officers of the Company are as follows:

                                                        Director
      Executive Officer                          Age      Since                 Title
      -----------------                          ---      -----  ------------------------------------
      Tyrone J. Fairbanks .....................   40      1991   President, Chief Executive Officer,
                                                                  and Director
      Dean W. Drulias (1)                         50      1990   Executive Vice President, General Counsel,
                                                                  Corporate Secretary and Director
      J. Michael Urban .....      .............   43       --    Vice President, Chief Financial Officer
                                                                  and Assistant Secretary
      John L. Collins .........................   52       --    Vice President of Investor Relations
      Graham S. Folsom(2) .....................   39      1992   Director
      William T. Walker, Jr.(1)................   65      1993   Director
      Barry Feiner(1) .........................   62      1995   Director
      Gary Gelman(2) ..........................   31      1995   Director
      Daniel Shaughnessy(2) ...................   46      1997   Director

----------

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

ITEM 11.   EXECUTIVE COMPENSATION

      The following table lists the total compensation paid by the Company to persons who served in the capacity of chief executive officer during the periods indicated and to the three other executive officers who received annual compensation in excess of $100,000 (or at a rate in excess of $100,000):

                           SUMMARY COMPENSATION TABLE
                                                                     Long Term Compensation
                                                                    ------------------------
                                   Annual Compensation                        Awards               Payouts
                                   ---------------------------      ------------------------       -------
                                                                    Restricted     Securities
                                                                       Stock       Underlying       LTIP     All Other
   Name and Principal               Salary      Bonus    Other(1)     Awards    Options/Warrants   Payouts  Compensation
        Position            Year     ($)         ($)       ($)         ($)            (#)           ($)          ($)
--------------------------  ----   -------     ------    ------     ---------      --------        --------   --------
Tyrone J. Fairbanks ......  1996   150,000         --    20,934        --           80,000            --      $ 3,000
  President and CEO ......  1995   125,000     25,000        --        --          105,599            --          --
                            1994   102,500     15,000        --        --           78,900            --          --

Dean W. Drulias ..........  1996    26,291        250        --        --           56,000(2)         --        1,972
  Executive Vice President

J. Michael Urban .........  1996    97,308         --        --        --           55,000(3)         --        4,750
  Chief Financial Officer

John L. Collins ..........  1996    96,000      2,000        --        --           80,000            --        4,090
  Vice President, ........  1995    56,738      1,600        --        --           25,000(4)         --          --
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

      The following table lists the outstanding options held on December 31, 1996 by the Company's executive officers under Company's Stock Option Plans:

                                                                     Number of        Value of Unexercised
                                                               Unexercised Options/   in the Money Options
                                                                Warrants at FY-End       at FY-End (1)
                          Shares Acquired                          Exercisable/          Exercisable/
      Name                  on Exercise     Value Realized ($)     Unexercisable        Unexercisable
      ----------------------------------------------------------------------------------------------------
      Tyrone J. Fairbanks        -                 -                296,999 / 0                 -
      Dean W. Drulias          6,575               -                 82,400 / 0                 -
      J. Michael Urban           -                 -                 55,000 / 0                 -
      John L. Collins            -                 -                105,000 / 0                 -

----------
 (1)  Includes warrants reflected in the preceding table.

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

                        OPTION/WARRANT GRANTS IN 1996(1)
                                            Individual Grants
                    ------------------------------------------------------------------
                       Number of        % of Total                                     Potential Realizable Value At
                      Securities     Options/Warrants                                     Assumed Annual Rates Of
                      Underlying        Granted to                                       Stock Price Appreciation
                   Options/Warrants    Employees in     Exercise or Base   Expiration       For Option Term
                                                                                          ---------------------
       Name           Granted         Fiscal Year         Price ($/Sh)        Date            5%         10%
------------------- ------------    ------------------  ----------------   ------------   ---------   ---------
Tyrone J. Fairbanks    80,000             12.7               3.125        April 5, 2001   $  69,072   $ 152,624
Dean W. Drulias        36,000              5.7               3.125        April 5, 2001      31,082      68,681
                       20,000(2)           3.2                2.75     October 16, 2001      15,180      33,578
J. Michael Urban       20,000              3.2               3.125        April 5, 2001      17,268      38,156
                       35,000(2)           5.6              2.5625       March 11, 2001      24,779      54,754
John L. Collins        80,000             12.7               3.125        April 5, 2001      69,072     152,624

----------


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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table contains information at February 28, 1997, as to all persons who, to the knowledge of the Company, were the beneficial owners of five percent (5%) or more of the outstanding shares of the common stock of the Company and of all officers and directors.

                                                          Amount and Nature       Percent
    Name                                               Of Beneficial Ownership    Of Class
    ----                                               -----------------------    --------

    Barry Blank
       5353 N. 16th St., Phoenix, AZ(4)...............        911,313                7.3%
    William D. Forster
       237 Park Ave, New York (1)(2)..................        715,000                5.8%
    BSR Investments, Inc.
       Paris, France(1)(3)............................        715,000                5.8%
    Klein Ventures, Inc.
       1307 E. Pine St., Lodi, CA(5)..................        640,017                5.3%
    Tyrone J. Fairbanks
       (Director, President and CEO)
       515 W. Greens Rd., Houston, TX(6)..............        438,440                3.6%
    John L. Collins
       (Vice President)
       515 W. Greens Rd., Houston TX(6)...............        272,000                2.2%
    William T. Walker, Jr.
       (Director)
       515 W. Greens Rd., Houston TX(6)...............        226,278                1.9%
    Dean W. Drulias
        (Director, Executive Vice-President,
       General Counsel and Corporate Secretary)
       515 W. Greens Rd., Houston, TX(6) .............        181,241                1.5%
    J. Michael Urban
        (Vice President and CFO)
       515 W. Greens Rd., Houston, TX(6)..............        155,000                1.3%
    Graham S. Folsom
       (Director)
       515 W. Greens Rd., Houston, TX(6)(7)...........        135,522                1.1%
    Gary Gelman
       (Director)
       515 W. Greens Rd., Houston, TX(6)..............         94,083                 *
    Barry Feiner
       (Director)
       515 W. Greens Rd., Houston, TX(6) (8)..........         87,862                 *
    Daniel R. Shaughnessy
       (Director)
       515 W. Greens Rd., Houston, TX(6)..............         10,000                 *

    All Officers and Directors as a group
      of nine (9) persons.............................      1,600,426                12%
                                                            =========                ===

----------
*     indicates less than 1%.

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

                                                  Amount and Nature of   Percent
                                                  Beneficial Ownership  of Class
                                                  --------------------  --------

      Ensign Financial Group Limited, NY, NY.......     800,000            6.5%
      William D. Forster, New York, NY.............     315,000            2.6%
      BSR Investments, Inc., Paris, France.........     315,000            2.6%

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

      During 1996, Fortune paid $45,000 for consulting services to Interpretation3, of which Daniel Shaughnessy is the owner and president. Mr. Shaughnessy was elected to the Company's board of directors in January 1997.

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

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a)  Documents filed as part of the report:

      (1)   Financial Statements
                                                                            Page
                                                                            ----
            Independent Auditors' Report--KPMG Peat Marwick LLP.............  36
            Balance Sheets--December 31, 1995 and December 31, 1996....... 37-38
            Statements of Operations for the years ended
               December 31, 1994, 1995 and 1996............................   39
            Statements of Stockholders' Equity for the years ended
               December 31, 1994, 1995 and 1996............................   40
            Statements of Cash Flows for the years ended December 31,
               1994, 1995 and 1996.........................................   41
            Notes to Financial Statements..................................   42

      (2)   Financial Statement Schedules

            None

      (3)   Exhibits

            Number      Description
            ------      -----------

              3.1       February 26, 1997 amendment to Bylaws of Fortune
                          Petroleum Corporation
              4.1       Form of Shareholder Rights Plan (incorporated by
                          reference to Fortune's Registration Statement on
                          Form S-2, Registration No. 333-22599 filed
                          on February 28, 1997)
             10.1       Participation Agreement by and between Fortune and
                          Smith Management Company, Inc. et al. to acquire a 12.5% working interest in Espiritu Santo Bay (incorporated by reference to Fortune's Registration Statement on Form S-2, Registration No. 333-22599 filed on February 28, 1997)
             10.2       Employment Agreement dated August 1, 1996 by and
                          between Fortune and Dean W. Drulias (incorporated by reference to Fortune's Registration Statement on
                          Form S-2, Registration No. 333-22599 filed on
                          February 28, 1997)
             18.1       Letter from KPMG Peat Marwick LLP re change in
                          accounting method (incorporated by reference to Fortune's Registration Statement on Form S-2, Registration No. 333-22599 filed on February 28, 1997)
             23.1*      Consent of KPMG Peat Marwick LLP
             23.2       Consent of Huddleston & Co., Inc.
             23.3       Consent of Sherwin D. Yoelin
             27.1       Financial Data Schedule

 (b)  Reports on Form 8-K

      None

----------
* Filed herewith

                          INDEX TO FINANCIAL STATEMENTS



                                                                          Page
                                                                          ----

Independent Auditors' Report - KPMG Peat Marwick LLP.................       36

Balance Sheets - December 31, 1995 and December 31, 1996.............    37-38

Statements of Operations for the years ended
   December 31, 1994, 1995 and 1996..................................       39

Statements of Stockholders' Equity for the years ended
  December 31, 1994, 1995 and 1996...................................       40

Statements of Cash Flows for the years ended
  December 31, 1994, 1995 and 1996...................................       41

Notes to Financial Statements........................................       42

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





/s/ KPMG PEAT MARWICK LLP
-------------------------

Houston, Texas
February 27, 1997

                          FORTUNE PETROLEUM CORPORATION

                                 BALANCE SHEETS

                                     ASSETS


                                                                                             December 31,
                                                                                   ------------------------------
                                                                                       1995*             1996
                                                                                   ------------      ------------

CURRENT ASSETS:
      Cash and cash equivalents .......................................            $  1,888,000      $  2,174,000
      Accounts receivable .............................................               1,035,000           695,000
      Oil and gas properties held for sale ............................               1,180,000                --
      Prepaid expenses and oil inventory ..............................                 127,000            25,000
                                                                                   ------------      ------------

      Total Current Assets ............................................               4,230,000         2,894,000
                                                                                   ------------      ------------
PROPERTY AND EQUIPMENT:
      Oil and gas properties, accounted for
        using the full cost method ....................................              20,864,000        23,079,000
      Automotive, office and other ....................................                 227,000           375,000
                                                                                   ------------      ------------
                                                                                     21,091,000        23,454,000
      Less--accumulated depletion, depreciation
        and amortization ..............................................             (10,922,000)      (12,545,000)
                                                                                   ------------      ------------

                                                                                     10,169,000        10,909,000
OTHER ASSETS:
      Materials, supplies and other ...................................                  62,000           188,000
      Bond issuance costs (net of accumulated amortization of
        $180,000 and $238,000 at December 31, 1995
        and 1996, respectively) .......................................                 109,000            51,000
      Restricted cash .................................................               3,230,000         2,293,000
                                                                                   ------------      ------------
                                                                                      3,401,000         2,532,000

TOTAL ASSETS ..........................................................            $ 17,800,000      $ 16,335,000
                                                                                   ============      ============

----------
*Restated.

                 See accompanying notes to financial statements.

                          FORTUNE PETROLEUM CORPORATION

                                 BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                         December 31,
                                                                                ----------------------------
                                                                                    1995*            1996
                                                                                ------------    ------------
CURRENT LIABILITIES:
      Current portion of long term debt .....................................   $  3,208,000    $  2,253,000
      Accounts payable ......................................................        280,000          84,000
      Accrued expenses ......................................................         96,000          77,000
      Royalties and working interests payable ...............................         94,000         103,000
      Accrued interest ......................................................        119,000         101,000
                                                                                ------------    ------------

      Total Current Liabilities .............................................      3,797,000       2,618,000
                                                                                ------------    ------------

LONG-TERM DEBT, net of current portion ......................................      1,689,000         680,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Preferred stock, $1.00 par value:
      Authorized--2,000,000 shares
      Issued and outstanding--None ..........................................             --              --
      Common stock, $.01 par value
        Authorized--40,000,000 shares
        Issued and outstanding--11,139,709 and 11,853,663 shares at
          December 31, 1995 and 1996, respectively ..........................        111,000         119,000
      Capital in excess of par value ........................................     27,228,000      29,273,000
      Accumulated deficit ...................................................    (15,025,000)    (16,355,000)
                                                                                ------------    ------------

NET STOCKHOLDERS' EQUITY ....................................................     12,314,000      13,037,000
                                                                                ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................................   $ 17,800,000    $ 16,335,000
                                                                                ============    ============

----------
*Restated.

                          See accompanying notes to financial statements.


                          FORTUNE PETROLEUM CORPORATION

                            STATEMENTS OF OPERATIONS
                                                                   For the Years Ended December 31,
                                                              ----------------------------------------
                                                                 1994*         1995*         1996
                                                              -----------   -----------   ------------
REVENUES:
      Sales of oil and gas, net of royalties ..............   $ 3,339,000   $ 2,959,000   $  3,825,000
      Other income ........................................        58,000       184,000        215,000
                                                              -----------   -----------   ------------

                                                                3,397,000     3,143,000      4,040,000
                                                              -----------   -----------   ------------
OPERATING EXPENSES
      Production and operating ............................     1,090,000     1,514,000      1,172,000
      Provision for depletion, depreciation
        and amortization ..................................     1,708,000     1,816,000      1,623,000
      General and administrative ..........................     1,020,000     1,212,000      1,924,000
      Executive severance .................................       225,000            --             --
      Corporate relocation ................................            --            --        216,000
      Interest ............................................       460,000       870,000        435,000
      Loss on sale of oil and gas properties ..............            --     3,607,000             --
      Impairment to oil and gas properties ................     3,347,000            --             --
                                                              -----------   -----------   ------------
                                                                7,850,000     9,019,000      5,370,000
                                                              -----------   -----------   ------------

LOSS BEFORE PROVISION FOR INCOME TAXES ....................    (4,453,000)   (5,876,000)    (1,330,000)
PROVISION FOR INCOME TAXES ................................            --            --             --

NET LOSS ..................................................   $(4,453,000)  $(5,876,000)  $ (1,330,000)
                                                              ===========   ===========   ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING ...............................     2,638,672     6,555,875     11,351,211
                                                              ===========   ===========   ============

NET LOSS PER COMMON SHARE .................................   $     (1.69)  $     (0.90)  $      (0.12)
                                                              ===========   ===========   ============

----------
*Restated.

                          See accompanying notes to financial statements.


                          FORTUNE PETROLEUM CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                             Capital in                         Stock-
                                                             Common Stock     Excess of       Accumulated       holders'
                                                  Shares        Amount        Par Value         Deficit         Equity
---------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1993, as
  previously reported .......................   2,633,471      $ 26,000     $ 11,258,000      $  (4,671,000)     $  6,613,000
Cumulative effect of change in accounting
  principle, as retroactively applied .......          --            --               --            (25,000)          (25,000)
                                              -----------      ---------    ------------      -------------      ------------
BALANCE, December 31, 1993, as
  restated ..................................   2,633,471      $ 26,000     $ 11,258,000      $ (4,696,000)      $  6,588,000
                                              -----------      --------     ------------      -------------      ------------
Common stock returned
  to treasury ...............................         (80)           --           (2,000)                --            (2,000)
Adjustment to proceeds
  for 1993 public offering ..................          --            --          (29,000)                --           (29,000)
Common stock issued for
  exercise of stock options .................       4,688            --           12,000                 --            12,000
Common stock issued for
  directors' fees ...........................       5,953            --           14,000                 --            14,000
Net loss* ...................................          --            --               --         (4,453,000)       (4,453,000)
                                              -----------      --------     ------------      -------------      ------------

BALANCE, December 31, 1994* .................   2,644,032      $ 26,000     $ 11,253,000      $ (9,149,000)      $  2,130,000
                                              ===========      ========     ============      =============      ============

Common stock returned
  to treasury ...............................         (12)           --               --                 --                --
Common stock issued for
  exercise of stock options .................     202,481         2,000          500,000                 --           502,000
Common stock issued for
  directors fees ............................      14,445            --           39,000                 --            39,000
Common stock issued for
  stock offerings ...........................   6,569,117        65,000       11,729,000                 --        11,794,000
Common stock issued for
  merger ....................................   1,200,000        12,000        2,480,000                 --         2,492,000
Common stock and warrants issued
  for payment of investment
  banking services ..........................     100,000         2,000          263,000                 --           265,000
Common stock issued for
  warrant conversion ........................     115,479         1,000          392,000                 --           393,000
Common stock issued for
  note conversion ...........................     294,167         3,000          572,000                 --           575,000
Net loss* ...................................          --            --               --         (5,876,000)       (5,876,000)
                                              -----------      --------     ------------      -------------      ------------

BALANCE, December 31, 1995* .................  11,139,709      $111,000     $ 27,228,000      $ (15,025,000)     $ 12,314,000
                                              ===========      ========     ============      =============      ============

Common stock issued for exercise
   of stock options .........................      46,150         1,000          114,000                --            115,000
Common stock issued for
   exercise of warrants .....................     255,638         3,000          813,000                --            816,000
Common stock issued for
   directors' fees ..........................       1,395            --            4,000                --              4,000
Common stock canceled and
   stock issuance cost ......................      (1,227)           --          (31,000)               --            (31,000)
Common stock issued for
  stock offerings ...........................     412,000         4,000        1,145,000                --          1,149,000
Common stock returned to treasury ...........          (2)           --               --                --                 --
Net loss ....................................          --            --               --        (1,330,000)        (1,330,000)
                                              -----------      --------     ------------      ------------       ------------

BALANCE, December 31, 1996 ..................  11,853,663      $119,000     $ 29,273,000      $ (16,355,000)     $ 13,037,000
                                              ===========      ========     ============      ============       ============

----------
*Restated.

                                See accompanying notes to financial statements.


                          FORTUNE PETROLEUM CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                            For the Years Ended December 31,
                                                                       ----------------------------------------
                                                                           1994*           1995*           1996
                                                                       -----------    ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss .......................................................    (4,453,000)   $ (5,876,000)   $(1,330,000)
    Adjustments to reconcile net loss
     to net cash provided by (used in) operating activities:
      Common stock issued for directors' fees,
          compensation and consulting fees .........................        14,000          39,000          4,000
      Depletion, depreciation and amortization .....................     1,708,000       1,816,000      1,623,000
      Amortization of deferred financing cost ......................            --         172,000         74,000
      Impairment to oil and gas properties .........................     3,347,000              --             --
      Loss on sale of oil and gas properties .......................            --       3,607,000             --
      Provision for executive severance ............................       225,000         (17,000)            --
      Non-cash compensation expense ................................            --              --         20,000
    Changes in assets and liabilities:
      Accounts receivable ..........................................        24,000        (485,000)       340,000
      Prepaids and oil inventory ...................................       (45,000)        (13,000)       102,000
      Accounts payable and accrued expenses ........................      (202,000)        (95,000)      (215,000)
      Payment of executive severance ...............................       (66,000)       (111,000)            --
      Royalties and working interest payable .......................       (13,000)         41,000
                                                                                                            9,000
      Accrued interest .............................................        31,000         (11,000)       (18,000)
      Materials, supplies and other ................................       (79,000)        189,000         (2,000)
                                                                       -----------    ------------    -----------

    Net cash provided by (used in) operating activities ............       491,000        (744,000)       607,000
                                                                       -----------    ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Expenditures for oil and gas properties ........................    (4,265,000)     (5,654,000)    (3,232,000)
    (Increase) decrease in restricted cash .........................            --      (3,230,000)       937,000
    Proceeds from sale of properties and equipment .................         8,000              --      2,197,000
    Expenditures for other property and equipment ..................       (30,000)         16,000       (297,000)
                                                                       -----------    ------------    -----------
    Net cash used in investing activities ..........................    (4,287,000)     (8,868,000)      (395,000)
                                                                       -----------    ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of long-term debt .......................     4,680,000              --             --
    Proceeds from notes to stockholders ............................       750,000              --             --
    Repayment of long term debt ....................................    (1,326,000)     (1,651,000)    (1,979,000)
    Proceeds from issuance of common stock .........................        12,000      15,220,000      2,168,000
    Expenditures for offering costs ................................       (29,000)     (2,467,000)      (115,000)
    Common stock repurchase ........................................        (2,000)             --             --
                                                                       -----------    ------------    -----------
    Net cash provided by financing activities ......................     4,085,000      11,102,000         74,000
                                                                       -----------    ------------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS ..........................       289,000       1,490,000        286,000
                                                                       -----------    ------------    -----------
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR .......................       109,000         398,000      1,888,000
                                                                       -----------    ------------    -----------
CASH AND CASH EQUIVALENTS, END OF YEAR .............................   $   398,000    $  1,888,000    $ 2,174,000
                                                                       ===========    ============    ===========
Supplemental information:
   Interest paid in cash ...........................................   $   400,000    $    692,000    $   361,000
   Common stock issued or issuable as directors' fees ..............        14,000          39,000          4,000
   Common stock issued for payment of executive severance ..........            --          43,000             --
   Common stock issued to acquire LEX ..............................            --       2,492,000             --
   Common stock and warrants issued for payment of
     investment banking fees .......................................            --         265,000             --
   Common stock issued for conversion of debt ......................            --         575,000             --
   Value of California assets transferred to oil and gas
     properties held for sale ......................................            --       1,180,000             --

----------
*Restated.
                 See accompanying notes to financial statements.

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

      The following pro forma unaudited results reflect the year ended December 31, 1995 as if the South Timbalier Block 76 acquisition had occurred, the option had been exercised, and the common stock issued in the acquisition of LEX was issued (See below and Note 10), as of January 1, 1995:

                                                      For the Year
                                                         Ended
                                                    December 31, 1995
                                                  -----------------
Revenues........................................     $ 4,451,000
                                                     ===========
Net Loss........................................     $(5,316,000)
                                                     ===========
Net Loss Per Common Share.......................     $     (0.59)
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

(5)   OIL AND GAS PROPERTIES AND OPERATIONS

      Capitalized costs relating to oil and gas producing activities and related accumulated depletion, depreciation and amortization at December 31, 1994, 1995 and 1996 were as follows:

                                                      1994            1995            1996
                                                  ------------    ------------    ------------
Capitalized costs of oil and gas properties....   $ 18,394,000    $ 20,864,000    $ 23,079,000

Less accumulated depletion,
  depreciation and amortization ...............     (9,210,000)    (10,730,000)    (12,308,000)
                                                  ------------    ------------    ------------
                                                  $  9,184,000    $ 10,134,000    $ 10,771,000
                                                  ============    ============    ============

      Of the above capitalized costs, the amount representing unproved properties was $1.0 million, $5.9 million, and $5.5 million in 1994, 1995 and 1996, respectively.

      Costs incurred in oil and gas producing activities were as follows:

                                         1994            1995            1996
                                      ----------      -----------     ----------
Property acquisition
   Unproved ....................      $  755,000      $4,596,000      $   77,000
   Proved ......................       2,738,000       2,192,000              --
Exploration ....................         231,000         576,000       2,317,000
Development ....................         541,000         498,000         838,000
                                      ----------      ----------      ----------
                                      $4,265,000      $7,862,000      $3,232,000
                                      ==========      ==========      ==========

      The results of operations from oil and gas producing activities for the years ended December 31, 1994, 1995 and 1996, are as follows:

                                                                    1994      1995      1996
                                                                 -------    -------    ------
                                                                         (in thousands)
        Revenues from oil and gas producing activities:
           Sales to unaffiliated parties .....................   $ 3,339    $ 2,959    $3,825
                                                                 -------    -------    ------

        Production and other taxes ...........................     1,090      1,514     1,172
        Depreciation, depletion and amortization .............     1,542      1,781     1,576
        Loss on sale of oil and gas properties ...............        --      3,607        --
        Impairment to oil and gas reserves ...................     3,347         --        --
                                                                  ------    -------    ------

        Total expenses .......................................     5,979      6,902     2,748
                                                                 -------    -------    ------

        Pretax loss from producing activities ................    (2,640)    (3,943)    1,077
        Income tax (expense) benefit .........................        --         --        --
                                                                 -------    -------    ------
        Results of oil and gas producing activities
          (excluding corporate overhead and interest costs)...   $(2,640)   $(3,943)   $1,077
                                                                 =======    =======    ======

(6) LONG TERM DEBT

        A summary of long-term debt follows:

                                                                                   December 31,
                                                                            -------------------------
                                                                               1995           1996
                                                                            -----------   -----------
      Convertible Subordinated Debentures of $1,725,000
          (net of discount of $57,000 and $42,000 at
          December 31, 1995 and 1996, respectively) due
          December 31, 1997, including interest of 10-1/2% per annum
          paid semi-annually............................................    $ 1,668,000   $ 1,683,000
      Bank One credit facility due October 1, 1997 including
          interest at 1-1/2% over Bank One, Texas, NA's
          prime rate payable monthly....................................      3,200,000     1,250,000
      Other debt with interest ranging from 0%
          to 9-1/4% per annum due through 1998..........................         29,000             -
                                                                            -----------    ----------
      Total long-term debt..............................................      4,897,000     2,933,000
      Less current installments.........................................      3,208,000     2,253,000
                                                                            -----------   -----------
      Long-term debt, excluding current installments....................    $ 1,689,000   $   680,000
                                                                            ===========   ===========

        The 10 1/2% Convertible Subordinated Debentures due December 31, 1997 bear an effective interest rate of 12.13% and are convertible into shares of the Company's Common Stock, after April 1, 1994, at a conversion price of $6.32 per share or 158 shares per Debenture. On, February 26, 1997, the Company closed an Exchange Offer for these Debentures which resulted in $697,000 ($680,000 net of discount) principal amount of Debentures being converted to 218,858 shares of Common Stock. The Company also issued 174,250 Common Stock Warrants to the Debentureholders who exchanged their Debentures in connection with the Exchange Offer. The Common Stock Warrants are exercisable for a period of three years, one-half at $4.00 per share and one-half at $5.00 per share. Subsequent to the conversion, the remaining balance due on the Debentures at December 31, 1997 is $1,028,000. Furthermore, the Company will record a non-cash debt conversion expense of approximately $316,000 during the first quarter of 1997. The non-cash debt conversion expense represents the difference between the fair market value of all of the Common Stock, and Common Stock Warrants issued in connection with the Exchange Offer and the fair market value of the lower number of Common Stock that could have been issued upon the conversion of the Debentures under the Indenture prior to the Exchange Offer. For purposes of calculating the non-cash debt conversion expense, the Company valued the 218,858 shares of Common Stock issued in connection with the Exchange Offer at $547,502 ($2.625 per share) based on the closing price of the Common Stock on the American Stock Exchange on February 26, 1997. The Company estimated the value of the Common Stock Warrants issued to the Debentureholders at $8,713 ($0.05 per warrant). As of December 31, 1996, the Company classified, as long term liabilities, the portion, net of discount, of the Debentures that were converted to common stock in the Exchange Offer.

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

      All of the Company's debt that was not converted to Common Stock in the Debenture Exchange Offer is due in 1997.

(7)   INCOME TAXES

      No provision for income taxes was required for the years ended December 31, 1994, 1995 and 1996. Deferred taxes consist of the following:

                                                         1995            1996
                                                      ----------      ----------
Deferred tax assets:
    Net operating loss carryforwards ...........      $2,976,000      $4,354,000
    Oil and Gas Properties difference
       in accumulated depletion ................       1,544,000         586,000
                                                      ----------      ----------
                                                       4,520,000       4,940,000
    Less valuation allowance (100%) ............       4,520,000       4,940,000
                                                      ----------      ----------
    Net deferred taxes .........................      $       --      $       --
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

      Minimum future lease payments under the non-cancelable operating leases are as follows:


          Year ending December 31,
          ------------------------
          1997................................ $  84,000
          1998................................    84,000
          1999................................    84,000
          2000................................    84,000
          2001................................    35,000
                                               ---------
                                               $ 371,000
                                               =========

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

      In January 1995, Daniel E. Pasquini, the former president of the Company, agreed to a modification of a previous severance package. He accepted $85,000 in cash, the exercise price of 45,000 stock options held by him was reduced to $.575 per share and the Company issued him warrants to purchase 45,000 shares of common stock at $2.75 per share. Compensation expense related to this severance package was recognized in 1994.

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

      On January 22, 1997, the Company's board of directors appointed Daniel R. Shaughnessy as a director of the Company. Mr. Shaughnessy is a petroleum geophysicist and geologist and is president and owner of Interpretation3, an integrated 3D geophysical interpretation which does geological and geophysical consulting work for the Company. During 1995 and 1996, Mr. Shaughnessy's firm billed the Company a total of $1,500, and $45,000, respectively, for geological and geophysical consulting.

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

      Stock option transactions were:
                                                             Weighted Average
                                        Common Stock      Of Exercise Price of
                                   Options Exercisable(a)   Shares Under Plans
                                   -------------------    --------------------
Balance, December 31, 1993 .......       54,438                   $2.69
Granted ..........................      356,000                    2.71
Exercised ........................       (4,688)                   2.60
Forfeited ........................           --                      --
                                       --------                   -----
Balance, December 31, 1994 .......      405,750                    2.71
Granted ..........................      289,000                    2.46
Exercised ........................     (202,481)                   2.26
Forfeited ........................           --                      --
                                       --------                   -----
Balance, December 31, 1995 .......      492,269                    2.75
Granted ..........................      505,000                    3.07
Exercised ........................      (46,150)                   2.47
Forfeited ........................      (16,410)                   2.75
                                       --------                   -----
Balance, December 31, 1996 .......      934,709                   $2.93
                                       ========                   =====

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

      The following table summarizes information concerning currently outstanding and exercisable options:

                                       Options Outstanding and Exercisable
                           -----------------------------------------------------
                                                Weighted
                                                 Average             Weighted
          Range of                             Remaining             Average
          Exercise            Number          Contractual           Exercise
           Price           Outstanding           Life                 Price
      --------------------------------------------------------------------------

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

----------

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

 CHANGES IN ESTIMATED RESERVE QUANTITIES

      The Company's net interests in estimated quantities of proved developed and undeveloped reserves of crude oil and natural gas at December 31, 1994, 1995, and 1996, and changes in such quantities during the years, 1994, 1995 and 1996, were as follows:
                                                        CRUDE OIL (Barrels)
                                                 ------------------------------
                                                  Year         Year        Year
                                                  1994         1995        1996
                                                 ------       ------       ----
                                                           (in thousands)
BEGINNING OF PERIOD .......................         813        1,647        347
  Revisions of previous estimates .........         866         (160)         6
  Extensions and discoveries ..............          --           --        106
  Production ..............................         (88)         (92)       (57)
  Purchase of minerals in place ...........          56          174         --
  Sales of minerals in place* .............          --       (1,222)      (153)
                                                 ------       ------       ----

END OF PERIOD .............................       1,647          347        249
                                                 ======       ======       ====
  Proved developed reserves
     Beginning of period ..................         666          675        324
                                                 ======       ======       ====

     End of period ........................         675          324        160
                                                 ======       ======       ====

                                                       NATURAL GAS (Mcf)
                                               -------------------------------
                                                Year         Year         Year
                                                1994         1995         1996
                                               ------       ------       ------
                                                         (in thousands)
        BEGINNING OF PERIOD .............       5,562        5,911        5,938
          Revisions of previous estimates         533         (388)        (753)
          Extensions and discoveries ....          --           --           85
          Production ....................      (1,017)        (909)      (1,038)
          Purchase of minerals in place .         833        2,934           --
          Sales of minerals in place* ...          --       (1,610)        (751)
                                               ------       ------       ------

        END OF PERIOD ...................       5,911        5,938        3,481
                                               ======       ======       ======

          Proved developed reserves
             Beginning of period ........       4,221        3,317        4,686
                                               ======       ======       ======

             End of period ..............       3,317        4,686        1,749
                                               ======       ======       ======

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
                                                 1994        1995        1996
                                               --------    --------    --------
                                                         (in thousands)
Future cash inflows ........................   $ 32,898    $ 19,531    $ 19,751
Future costs:
   Production ..............................    (11,283)     (6,050)     (4,026)
   Development .............................     (5,683)       (881)     (1,613)
                                               --------    --------    --------

Future net inflows before income taxes .....     15,932      12,600      14,112
Future income taxes ........................         --          --          --
                                               --------    --------    --------
Future net cash flows ......................     15,932      12,600      14,112
10% discount factor ........................     (7,784)     (3,658)     (3,292)
                                               --------    --------    --------
Standardized measure of
  discounted net cash flows ................   $  8,148    $  8,942    $ 10,820
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


                                                  1994       1995        1996
                                                 -------    -------    --------
                                                         (in thousands)
Standardized Measure:
Beginning of period ..........................   $ 8,554    $ 8,148    $  8,942
Increases (decreases):
Sales and transfers, net of production costs .    (2,249)    (1,445)     (2,653)
Extensions and discoveries ...................        --         --       1,532
Net change in sales and transfer prices,
  net of production costs ....................    (1,635)       460       5,233
Changes in estimated future development costs     (4,315)       500        (332)
Revisions of quantity estimates ..............     6,385       (871)     (1,473)
Accretion of discount ........................       855        814         894
Net change in income taxes ...................        --         --          --
Purchases of reserves in place ...............     1,464      5,329          --
Sales of reserves in place* ..................        --     (3,024)     (1,612)
Changes in production rates (timing) and other      (911)      (969)        289
                                                 -------    -------    --------
Standardized Measure:
End of period ................................   $ 8,148    $ 8,942    $ 10,820
                                                 =======    =======    ========
----------
*During 1995, the Company's interests in its California properties, which were sold in February 1996, were transferred to oil and gas properties held for sale.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Houston, State of Texas, on April 11, 1997.

                                    FORTUNE PETROLEUM CORPORATION


                                    By:   /s/ Tyrone J. Fairbanks
                                         ------------------------
                                         Tyrone J. Fairbanks
                                         President, Chief Executive Officer
                                         and Director


                                    By:   /s/ J. Michael Urban
                                         ------------------------
                                         J. Michael Urban
                                         Vice President, Chief Financial Officer
                                         and Chief Accounting Officer


      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates stated.


         Signature                        Title                        Date
         ---------                        -----                        ----

/s/ Tyrone J. Fairbanks
-------------------------
Tyrone J. Fairbanks         President, Chief Executive Officer    April 11, 1997
                            and Director

/s/ Dean W. Drulias
-------------------------
Dean W. Drulias             Executive Vice President, General     April 11, 1997
                            Counsel, Corporate Secretary
                            and Director

/s/ Graham S. Folsom
-------------------------
Graham S. Folsom            Director                              April 11, 1997


/s/ William T. Walker, Jr.
-------------------------
William T. Walker, Jr.      Director                              April 11, 1997


/s/ Barry Feiner
-------------------------
Barry Feiner                Director                              April 11, 1997


/s/ Gary Gelman
-------------------------
Gary Gelman                 Director                              April 11, 1997


/s/ D. R. Shaughnessy
-------------------------
D. R. Shaughnessy           Director                              April 11, 1997