Form 10-Q
period 1997-03-31
FORTUNE PETROLEUM CORP
filed 1997-05-14
CIK 38242

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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



                                  281-872-1170
                            -------------------------
                            Issuer's telephone number


                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x ______ No ___


Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
                         12,123,917 as of April 30, 1997

                    ----------------------------------------


                          FORTUNE PETROLEUM CORPORATION
                                 BALANCE SHEETS

                                     ASSETS
                                                                           March 31,        December 31,
                                                                             1997              1996
                                                                         ------------       ------------
                                                                          (Unaudited)        (Audited)
CURRENT ASSETS:
    Cash and cash equivalents .....................................      $  1,753,000       $  2,174,000
    Accounts receivable ...........................................           553,000            695,000
    Prepaid expenses ..............................................             7,000             25,000
                                                                         ------------       ------------
        Total Current Assets ......................................         2,313,000          2,894,000
                                                                         ------------       ------------

PROPERTY AND EQUIPMENT:
    Oil and gas properties, accounted for
      using the full cost method ..................................        23,775,000         23,079,000
    Automotive, office and other ..................................           387,000            375,000
                                                                         ------------       ------------
                                                                                              24,162,000
                                                                                              23,454,000
    Less--accumulated depletion, depreciation and amortization ....       (13,229,000)       (12,545,000)
                                                                         ------------       ------------

                                                                           10,933,000         10,909,000
OTHER ASSETS:
    Materials, supplies and other .................................           122,000            188,000
    Bond issuance costs (net of accumulated
      amortization of $266,000 and $238,000 at March 31, 1997
      and December 31, 1996, respectively) ........................            23,000             51,000
    Restricted cash ...............................................         2,238,000          2,293,000
                                                                         ------------       ------------
                                                                            2,383,000          2,532,000

TOTAL ASSETS ......................................................      $ 15,629,000       $ 16,335,000
                                                                         ============       ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           March 31,        December 31,
                                                                             1997              1996
                                                                         ------------       ------------
CURRENT LIABILITIES:
    Current portion of long term debt .............................      $  2,034,000       $  2,253,000
    Accounts payable ..............................................            58,000             84,000
    Accrued expenses ..............................................           180,000             77,000
    Royalties and working interests payable .......................            50,000            103,000
    Accrued interest ..............................................            35,000            101,000
                                                                         ------------       ------------
        Total Current Liabilities .................................         2,357,000          2,618,000
                                                                         ------------       ------------

LONG-TERM DEBT,  net of current portion ...........................                --            680,000
                                                                         ------------       ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, $1.00 par value:
        Authorized--2,000,000 shares
        Issued and outstanding--None ..............................                --                 --
    Common stock, $.01 par value :
        Authorized--40,000,000 shares
        Issued and outstanding 12,123,918 and
        11,853,663 at March 31, 1997 and
        December 31, 1996, respectively ...........................           121,000            119,000
    Capital in excess of par value ................................        30,269,000         29,273,000
    Accumulated deficit ...........................................       (17,118,000)       (16,355,000)
                                                                         ------------       ------------
NET STOCKHOLDERS' EQUITY ..........................................        13,272,000         13,037,000
                                                                         ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........................      $ 15,629,000       $ 16,335,000
                                                                         ============       ============


                           See accompanying notes to financial statements.

                          FORTUNE PETROLEUM CORPORATION
                            STATEMENTS OF OPERATIONS

                                                              For the Three Months Ended
                                                             ----------------------------
                                                              March 31,         March 31,
                                                                 1997              1996*
                                                             ------------    ------------
                                                                     (Unaudited)
REVENUES
    Sales of oil and gas, net of royalties ...............   $  1,113,000    $  1,225,000
    Other income .........................................         52,000          65,000
                                                             ------------    ------------
                                                                1,165,000       1,290,000

COSTS AND EXPENSES
    Production and operating .............................        193,000         285,000
    Provision for depletion, depreciation and amortization        484,000         432,000
    Impairment to oil and gas properties .................        200,000              --
    General and administrative ...........................        553,000         526,000
    Office relocation and severance ......................             --         105,000
    Debt conversion expense ..............................        316,000              --
    Stock offering cost ..................................        114,000              --
    Interest .............................................         68,000         120,000
                                                             ------------    ------------
                                                                1,928,000       1,468,000

LOSS BEFORE PROVISION FOR INCOME TAXES ...................       (763,000)       (178,000)
PROVISION FOR INCOME TAXES ...............................             --              --

NET LOSS .................................................   $   (763,000)   $   (178,000)
                                                             ============    ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING ..............................     11,974,443      11,168,624
                                                             ============    ============

NET LOSS PER COMMON SHARE ................................   $      (0.06)   $      (0.02)
                                                             ============    ============


*Restated

                           See accompanying notes to financial statements.


                          FORTUNE PETROLEUM CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                    AND THE THREE MONTHS ENDED MARCH 31, 1997



                                        Common Stock          Capital in
                                    -----------------------    Excess of     Accumulated
                                       Shares      Amount      Par Value      Deficit          Net
                                    ----------   ----------   -----------   ------------   -----------

BALANCE, January 1, 1996*.........  11,139,709   $  111,000   $27,228,000   $(15,025,000)  $12,314,000

Common stock issued for
   exercise of stock options......      46,150        1,000       114,000              -       115,000
Common stock issued for
   exercise of warrants...........     255,638        3,000       813,000              -       816,000
Common stock issued for
   directors' fees................       1,395            -         4,000              -         4,000
Common stock canceled and
   stock issuance cost............      (1,227)           -       (31,000)             -       (31,000)
Common stock issued for
   stock offerings................     412,000        4,000     1,145,000              -     1,149,000
Common stock returned to treasury.          (2)           -             -              -             -
Net loss..........................           -            -             -     (1,330,000)   (1,330,000)
                                    ----------   ----------   -----------   ------------   -----------

BALANCE, December 31, 1996........  11,853,663   $  119,000   $29,273,000   $(16,355,000)  $13,037,000
                                    ----------   ----------   -----------   ------------   -----------

Common stock issued for
   exercise of stock options......       6,400            -        18,000              -        18,000
Common stock issued for
   exercise of warrants...........      45,000            -        89,000              -        89,000
Common stock issued in exchange
   for debentures, net of
   offering costs                      218,858        2,000       889,000              -       891,000
Common stock returned to treasury.          (3)           -             -              -             -
Net loss..........................           -            -             -       (763,000)     (763,000)
                                    ----------   ----------   -----------   ------------   -----------

BALANCE, March 31, 1997 (unaudited) 12,123,918   $  121,000   $30,269,000   $(17,118,000)  $13,272,000
                                    ==========   ==========   ===========   ============   ===========



*Restated
                          See accompanying notes to financial statements.

                          FORTUNE PETROLEUM CORPORATION
                            STATEMENTS OF CASH FLOWS


                                                                     For the Three Months Ended
                                                                     --------------------------
                                                                      March 31,      March 31,
                                                                        1997           1996*
                                                                     -----------    -----------
                                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss .....................................................   $  (763,000)   $  (178,000)
    Adjustments to reconcile net loss to net
      cash provided by operating activities:
        Common stock issued for directors' fees ..................            --          5,000
        Depletion, depreciation and amortization .................       484,000        432,000
        Non-cash compensation expense ............................         5,000             --
        Amortization of deferred financing cost ..................        14,000         19,000
        Impairment of oil and gas assets .........................       200,000             --
        Debt conversion expense ..................................       316,000             --
        Stock offering cost ......................................       114,000             --
    Changes in assets and liabilities:
        Accounts receivable ......................................       142,000        (55,000)
        Prepaids .................................................        18,000         64,000
        Accounts payable and accrued expenses ....................        78,000         86,000
        Royalties and working interest payable ...................       (53,000)       (42,000)
        Accrued interest .........................................       (66,000)       (64,000)
                                                                     -----------    -----------
    Net cash provided by operating activities ....................       489,000        267,000
                                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Expenditures for oil and gas properties ......................      (899,000)      (619,000)
    Restricted cash used .........................................        55,000        246,000
    Proceeds from sale of properties and equipment ...............       203,000      1,621,000
    Expenditures for other property and equipment and other assets        (8,000)
                                                                                    -----------
                                                                                       (193,000)
    Net cash provided by used in investing activities ............      (649,000)     1,055,000
                                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of long term debt ..................................      (225,000)    (1,304,000)
    Proceeds from issuance of common stock .......................       103,000         71,000
    Expenditures for debenture exchange and stock offering .......      (139,000)       (27,000)
                                                                     -----------    -----------
    Net cash used in financing activities ........................      (261,000)    (1,260,000)
                                                                     -----------    -----------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS ...........................................      (421,000)        62,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...................     2,174,000      1,888,000
                                                                     -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD .........................   $ 1,753,000    $ 1,950,000
                                                                     ===========    ===========
Supplemental information:
    Interest paid in cash ........................................   $    54,000    $   102,000
Non-cash transactions
    Common stock issued or issuable as directors' fees ...........            --          5,000
    Common stock issued for conversion of debt ...................       975,000             --



*Restated

                 See accompanying notes to financial statements

                          FORTUNE PETROLEUM CORPORATION
                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997


(1)   LINE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
      POLICIES AND PROCEDURES

      The condensed financial statements at March 31, 1997, and for the three months then ended included herein have been prepared by the Company, without audit, pursuant to the Rules and Regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such Rules and Regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K/A. Certain reclassifications have been made to prior period amounts to conform to presentation in the current period. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Fortune Petroleum Corporation as of March 31, 1997 and December 31, 1996, the results of its operations for the three months ended March 31, 1997 and March 31, 1996, and cash flows for the three months ended March 31, 1997 and March 31, 1996. The results of the operations for such interim periods are not necessarily indicative of the results for the full year.

      In the fourth quarter of 1996, the Company changed its method of accounting for oil and gas operations from the successful efforts to the full cost method. All prior year financial statements presented herein have been restated to reflect the change.


(2)   LONG TERM DEBT

      At March 31, 1997, a summary of long-term debt is as follows:


                                                                   March 31,      December 31,
                                                                     1997            1996
                                                                 -----------      -----------
      Convertible  Subordinated  Debentures  of  $1,725,000
        (net of discount of $19,000 and  $57,000) due
        December  31,  1997,  including  interest of 10-1/2%
        per annum paid semi-annually.........................   $ 1,009,000       $ 1,683,000

      Bank One credit facility due October 1, 1997 including
        interest at 1-1/2% over Bank One, Texas, NA's
        prime rate payable monthly...........................     1,025,000         1,250,000
                                                                -----------       -----------

      Total long-term debt...................................     2,034,000         2,933,000
      Less current installments..............................     2,034,000         2,253,000
                                                                -----------       -----------

      Long-term debt, excluding current installments.........   $         -       $   680,000
                                                                ===========       ===========

      The 10-1/2% Convertible Subordinated Debentures due December 31, 1997 bear an effective interest rate of 12.13% and are convertible into shares of the Company's Common Stock, at a conversion price of $6.32 per share or 158 shares per Debenture. On, February 26, 1997, the Company closed an Exchange Offer for these Debentures which resulted in $697,000 ($680,000 net of discount) principal amount of Debentures being converted to 218,858 shares of Common Stock. The Company also issued 174,250 Common Stock Warrants to the Debentureholders who exchanged their Debentures in connection with the Exchange Offer. The Common Stock Warrants are exercisable for a period of three years, one-half at $4.00 per share and one-half at $5.00 per share. Subsequent to the conversion, the remaining balance due on the Debentures at December 31, 1997 is $1,028,000. Furthermore, the Company recorded a non-cash debt conversion expense of $316,000 during the first quarter of 1997. The non-cash debt conversion expense represents the difference between the fair market value of all of the Common Stock and Common Stock Warrants issued in connection with the Exchange Offer and the fair market value of the lower number of Common Stock that could have been issued upon the conversion of the Debentures under the Indenture prior to the Exchange Offer. For purposes of calculating the non-cash debt conversion expense, the Company valued the 218,858 shares of Common Stock issued in connection with the Exchange Offer at $547,502 ($2.625 per share) based on the closing price of the Common Stock on the American Stock Exchange on February 26, 1997. The Company estimated the value of the Common Stock Warrants issued to the Debentureholders at $8,713 ($0.05 per warrant). As of December 31, 1996, the Company classified, as long term liabilities, the portion, net of discount, of the Debentures that were converted to Common Stock in the Exchange Offer.

      The amount the Company may borrow  under the Bank One,  Texas,  N.A.  (the
Bank) credit facility is determined by the borrowing base as calculated by the Bank semi-annually on the basis of the Company's oil and gas reserves. The credit facility contains various financial covenants, is secured by all of the Company's oil and gas producing properties and currently requires monthly principal payments of $75,000. The Company is not able to borrow additional amounts under the credit facility because the Bank has set the borrowing base equal to the loan balance, which declines by $75,000 per month. At May 9, 1997, the remaining balance owed on the credit facility was $875,000.

      All of the Company's outstanding debt is due in 1997.


(3)   INCOME TAX EXPENSE

      No provision for income taxes was required for the three months ended March 31, 1997.

      At March 31, 1997, the Company estimates it had cumulative net operating loss carryforwards for federal income tax purposes of $13.2 million which are significantly restricted under IRC Section 382. These carryforwards are available to offset future federal taxable income, if any, with various expirations through 2010. The Company is uncertain as to the recoverability of the above deferred tax assets and has therefore applied a 100% valuation allowance.

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

(5)   COMPUTATION OF LOSS PER SHARE

      Primary loss per common share is computed by dividing net loss by the weighted average number of common and common equivalent shares outstanding. Common equivalent shares are shares which may be issuable upon exercise of outstanding stock options and warrants; however, they are not included in the computation for the three month period ended March 31, 1997 since they would not have a dilutive effect on earnings per share.

      Fully diluted earnings per common share are not presented, since the conversion of the Company's 10-1/2% Convertible Subordinated Debentures would have an anti-dilutive effect.


(6)   COMMITMENTS AND CONTINGENCIES

      In July 1996, the Company received invoices from AMPOLEX (USA), Inc., the current operator of the Company's New Mexico properties, billing Fortune for $232,805 of outstanding accounts receivable attributable to two other working interest owners in the properties which the operator failed to collect from such owners. The Company reviewed this matter and determined that it does not owe any portion of such amounts. AMPOLEX (USA), Inc. has notified the Company that it concurs with the Company's position and will not pursue the matter further.

(7)   IMPAIRMENT TO OIL AND GAS PROPERTIES

      Had the Company used the oil and gas prices that it was receiving for its production as of March 31, 1997 in its full cost ceiling test as of that date, the Company would have recorded an impairment to oil and gas properties during the first quarter of 1997 of approximately $450,000. Oil and gas prices have risen since March 31, 1997, thereby reducing the amount on any impairment expense. Accordingly, the Company recorded an impairment to oil and has properties during the first quarter of 1997 of $200,000.

                          FORTUNE PETROLEUM CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISONS OF OPERATING  RESULTS FOR FIRST QUARTER OF 1997
TO THE FIRST QUARTER OF 1996.

      During the first quarter of 1997, Fortune had a net loss of $763,000 compared to a net loss of $178,000 for the same 1996 period. The increase in loss in 1997 is primarily attributable to the $316,000 non-cash debt conversion expense incurred in connection with closing the Company's Exchange Offer on February 26, 1997 and a $200,000 non-cash impairment to oil and gas properties.

      Net revenues from sales of oil and gas decreased $112,000 (9%) in the first quarter of 1997, compared to the same 1996 period. 1996 revenues were higher because they included revenues from the Company's California properties that were sold in February and March 1996 and a higher ownership interest in the producing well at South Timbalier Block 76 in 1996. On March 8, 1996, the Company sold 25% of its interest in the South Timbalier Block 76 well for $940,000 pursuant to a preexisting arrangement. Furthermore, 1997 revenues were adversely affected by shutting in the South Timbalier Block 76 well on March 24, 1997, for a workover. The workover has been completed and the well resumed production on April 19, 1997. These production declines were partially offset by significantly higher oil and gas prices in 1997. 1997 revenues were further helped by the commencement of production at East Bayou Sorrel from permanent production facilities in January 1997. Development drilling is currently underway at this 1996 exploration discovery.

      Natural gas prices on the Company's production averaged $3.04 per MCF for the first quarter of 1997 as compared to $2.39 per MCF for the same 1996 period. Oil prices averaged $20.84 per barrel for the first quarter of 1997 compared to $16.32 per barrel for the same 1996 period.

      Production and operating expenses decreased by $92,000 (32%) in the first quarter of 1997 as compared to 1996. The decrease results primarily from the Company's sale of its high operating cost California properties in early 1996.

      In the first quarter of 1997, general and administrative expense increased by $27,000 (5%) over 1996. 1997 general and administrative expense includes $129,000 of attorney's fees incurred in connection with the litigation discussed in note 4 to the financial statements regarding a Regulation S stock offering. The Company incurred non-recurring office relocation and severance cost of $105,000 in the first quarter of 1996 in connection with the Company's move to Houston. In 1997, the Company expensed $114,000 of costs associated with a public offering that the Company withdrew on April 25, 1997.

      Interest expense decreased by $52,000 (43%) for the first quarter of 1997 over 1996 due to the lower debt balance. The Company's provision for depletion, depreciation and amortization increased $52,000 (12%) in the first quarter of 1997 as compared to 1996 because of higher property costs and lower reserves in 1997. The Company incurred a $200,000 impairment to oil and gas properties in the first quarter of 1997 as a result of lower oil and gas prices.


LIQUIDITY AND CAPITAL RESOURCES

      Fortune's operating cash flow increased for the first quarter of 1997 to $489,000 as compared to $267,000 for 1996. This increase in cash flow was a result of lower production and operating expense and interest expense in 1997, as discussed above. The Company's working capital, which is net of all of the Company's outstanding debt, decreased to a deficit of $44,000 as compared to working capital of $276,000 for December 31, 1996. One of the primary uses of cash in the first quarter of 1997 was a $357,000 acquisition of an additional interest in the East Bayou Sorrel producing field.

      Fortune's internal liquidity and capital resources in the near term will consist of working capital and cash flow from its oil and gas operations.
Because the borrowing base under the credit facility is currently set at the outstanding debt balance, the Company is not able to borrow any additional amounts at this time under its credit facility. The credit facility is due October 1, 1997, at which date the loan balance would be $575,000 after payment of the required monthly principal reductions. Prior to that date, the Company expects its borrowing base will be sufficient to allow the Company to extend the term of its credit facility or refinance its debt with another lender. The Company has not received a commitment from the bank to extend the term of the credit facility and there can be no assurance that the term will be extended or that the Company will be able to obtain other financing to replace the credit facility. The Company's remaining outstanding Debentures of $1,028,000 ($1,009,000 net of discount) is due December 31, 1997. In the event that the Company is unable to refinance and extend all of its outstanding debt, the Company believes it will be able to raise, through an equity or debt offering, sufficient cash to pay off all of its debt prior to the due dates.

      Cash expenditures for oil and gas properties for the first quarter of 1997 were $899,000 as compared to $619,000 for 1996. The first quarter 1997 expenditures includes the above mentioned $357,000 acquisition of an additional interest at East Bayou Sorrel. During the first quarter of 1997, the Company was participating in the drilling of a development well at East Bayou Sorrel and an exploratory well at South Lake Arthur. The development well is still in progress as of the date hereof. Although the exploratory well may have encountered hydrocarbons in a shallower zone, the well was temporarily abandoned when it was determined that the deeper primary objective was faulted out. The working interest owners in the well are evaluating whether to attempt a completion in the shallower zone.

      Fortune's net capital expenditures for 1997 are currently estimated to be approximately $2.5 million for its exploration and development activities. The Company intends to provide for these expenditures with its available cash and its cash flow from operations. Should such funds not be available to the Company as required for timely drilling, the Company can reduce its working interest participation in the wells, farm-out additional interests or, with respect to the Zydeco joint venture projects, put its interest back to Zydeco for an overriding royalty and after-payout working interest. Should the Company's working interest in exploration projects be reduced, the Company would not derive as great a benefit in the event of an exploration success.

      Conditions outside of the control of Fortune influence the price Fortune receives for oil and gas. As of May 1, 1997, the Company was receiving approximately $18.00 per barrel as an average price for its oil production and $2.20 per MCF as an average price for its gas production.

      In February 1997, the Financial Accounting Standards Board issued Statement 128, "Earnings Per Share" (Statement 128). Statement 128 changes the calculation and financial statement presentation of earnings per share. Statement 128 will be effective for financial statements issued for periods beginning after December 15, 1997 and requires the restatement of prior period earnings per share amounts. The Company does not believe that the adoption of Statement 128 will have an impact on the loss per share information presented herein.


FORWARD LOOKING STATEMENTS

      This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. Forward looking statements include statements regarding: future oil and gas production and prices, future exploration and development spending, future drilling and operating plans, reserve and production potential of the Company's properties and prospects and the Company's strategy. Actual events or results could differ materially from those discussed in the forward-looking statements as a result of various factors including, without limitation, the factors set forth below and elsewhere in this 10-Q, and in the Company's annual report on Form 10-K/A.

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

      DEPENDENCE ON LIMITED NUMBER OF WELLS. Over one-half of the Company's oil and gas revenues, cash flow and proved oil and gas reserves is currently accounted for by two wells, the South Timbalier Block 76 well and the East Bayou Sorrel well. Although the East Bayou Sorrel well only began producing in December 1996, this field is expected to have a significant impact on 1997 operations. The South Timbalier Block 76 well was recently shut-in for repairs and was shut-in for over two months during 1996 as the result of a mechanical failure. A significant curtailment or loss of production from either of these wells for a prolonged period before the Company could replace the reserves through new discoveries or acquisitions would have a material adverse effect on the Company's projected operating results and financial condition in 1997.

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

                          FORTUNE PETROLEUM CORPORATION
                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(A)     EXHIBITS

        Exhibit No.   Description
        -----------   ----------------------------------------------------------

         27.1*        Financial Data Schedule
         99.1         Notes to Financial  Statements  included in the
                      Registrant's  Form 10-KSB  filed for the fiscal year ended
                      December 31, 1995 incorporated herein by reference.

(B)     REPORTS ON FORM 8-K / 8K-A

        A report on Form 8-K dated January 24, 1997 was filed with the Securities and Exchange Commission (the "Commission") to report the appointment of a new director and a private placement of Common Stock.

        A report on Form 8-K dated February 18, 1997 was filed with the Commission to report the dismissal of certain litigation and the termination of acquisition discussions on a proposed acquisition.

        A report on Form 8-K dated March 24, 1997 was filed with the Commission to report that the Company entered into the Espiritu Santo Bay 3D Seismic Project joint venture and to report a workover on the Company's South Timbalier Block 76 well.

        A report on Form 8-K dated April 7, 1997 was filed with the Commission to report that the source of the problem which resulted in the workover at South Timbalier Block 76 had been determined and remedial work was underway.

        A report on Form 8-K dated April 18, 1997 was filed with the Commission to report the suspension of drilling on the South Lake Arthur exploratory well.


*Filed herewith.

                          FORTUNE PETROLEUM CORPORATION

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FORTUNE PETROLEUM CORPORATION



                                By:  /s/ TYRONE J. FAIRBANKS
                                     -------------------------------------------
                                     Tyrone J. Fairbanks
                                     President and Chief Executive Officer




                                By:  /s/ J. MICHAEL URBAN
                                     -------------------------------------------
                                     J. Michael Urban
                                     Vice President and Chief Financial
                                        and Accounting Officer


Date:  May 14, 1997