Form 10-Q
period 1997-06-30
FORTUNE NATURAL RESOURCES CORP
filed 1997-07-29
CIK 38242

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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



                                  281-872-1170
                                  ------------
                            Issuer's telephone number


                          Fortune Petroleum Corporation
 ------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)



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

                         12,123,917 as of June 30, 1997
                    ----------------------------------------

                      FORTUNE NATURAL RESOURCES CORPORATION
                                 BALANCE SHEETS

                                     ASSETS
                                                                                   June 30,      December 31,
                                                                                     1997           1996
                                                                                ------------    ------------
                                                                                 (Unaudited)      (Audited)
CURRENT ASSETS:
     Cash and cash equivalents ..............................................   $  3,259,000    $  2,174,000
     Accounts receivable ....................................................        470,000         695,000
     Prepaid expenses .......................................................          7,000          25,000
                                                                                ------------    ------------
         Total Current Assets ...............................................      3,736,000       2,894,000
                                                                                ------------    ------------

PROPERTY AND EQUIPMENT:
     Oil and gas properties, accounted for
       using the full cost method ...........................................     25,000,000      23,079,000
     Office and other .......................................................        415,000         375,000
                                                                                ------------    ------------
                                                                                  25,415,000      23,454,000
     Less--accumulated depletion, depreciation and amortization .............    (16,714,000)    (12,545,000)
                                                                                ------------    ------------

                                                                                   8,701,000      10,909,000
                                                                                ------------    ------------
OTHER ASSETS:
     Materials, supplies and other ..........................................         95,000         188,000
     Debt issuance costs (net of accumulated
       amortization of $274,000 and $238,000 at June 30, 1997
       and December 31, 1996, respectively) .................................        101,000          51,000
     Restricted cash ........................................................              0       2,293,000
                                                                                ------------    ------------
                                                                                     196,000       2,532,000
                                                                                ------------    ------------

TOTAL ASSETS ................................................................   $ 12,633,000    $ 16,335,000
                                                                                ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                   June 30,     December 31,
                                                                                     1997           1996
                                                                                ------------    ------------
CURRENT LIABILITIES:
     Current portion of long term debt ......................................   $  1,016,000    $  2,253,000
     Accounts payable .......................................................        607,000          84,000
     Accrued expenses .......................................................        781,000          77,000
     Royalties and working interests payable ................................         56,000         103,000
     Accrued interest .......................................................         60,000         101,000
                                                                                ------------    ------------
         Total Current Liabilities ..........................................      2,520,000       2,618,000
                                                                                ------------    ------------

LONG-TERM DEBT,  net of current portion .....................................        800,000         680,000
                                                                                ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $1.00 par value:
         Authorized--2,000,000 shares
         Issued and outstanding--None .......................................              0               0
     Common stock, $.01 par value :
         Authorized--40,000,000 shares
         Issued and outstanding 12,123,917 and 11,853,663 at June 30, 1997
         and December 31, 1996, respectively ................................        121,000         119,000
     Capital in excess of par value .........................................     30,269,000      29,273,000
     Accumulated deficit ....................................................    (21,077,000)    (16,355,000)
                                                                                ------------    ------------
NET STOCKHOLDERS' EQUITY ....................................................      9,313,000      13,037,000
                                                                                ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................................   $ 12,633,000    $ 16,335,000
                                                                                ============    ============

                 See accompanying notes to financial statements.

                      FORTUNE NATURAL RESOURCES CORPORATION
                            STATEMENTS OF OPERATIONS


                                                                                  For the Six Months Ended
                                                                                ----------------------------
                                                                                   June 30,       June 30,
                                                                                     1997           1996*
                                                                                -------------   ------------
                                                                                         (Unaudited)
REVENUES
     Sales of oil and gas, net of royalties .................................   $  1,804,000    $  1,819,000
     Other income ...........................................................        106,000         119,000
                                                                                ------------    ------------
                                                                                   1,910,000       1,938,000
                                                                                ------------    ------------

COSTS AND EXPENSES
     Production and operating ...............................................        736,000         780,000
     Provision for depletion, depreciation and amortization .................        969,000         630,000
     Impairment to oil and gas properties ...................................      3,200,000               0
     General and administrative .............................................      1,012,000       1,061,000
     Office relocation and severance ........................................              0         110,000
     Debt conversion expense ................................................        316,000               0
     Stock offering cost ....................................................        269,000               0
     Interest ...............................................................        130,000         233,000
                                                                                ------------    ------------
                                                                                   6,632,000       2,814,000
                                                                                ------------    ------------

LOSS BEFORE PROVISION FOR INCOME TAXES ......................................     (4,722,000)       (876,000)
PROVISION FOR INCOME TAXES ..................................................              0               0
                                                                                ------------    ------------

NET LOSS ....................................................................   $ (4,722,000)   $   (876,000)
                                                                                ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING ........................     12,049,593      11,210,001
                                                                                ============    ============

NET LOSS PER COMMON SHARE ...................................................   $      (0.39)   $      (0.08)
                                                                                ============    ============

*Restated

                 See accompanying notes to financial statements.

                      FORTUNE NATURAL RESOURCES CORPORATION
                            STATEMENTS OF OPERATIONS


                                                                                 For the Three Months Ended
                                                                                ----------------------------
                                                                                   June 30,        June 30,
                                                                                     1997            1996*
                                                                                ------------    ------------
                                                                                         (Unaudited)
REVENUES
     Sales of oil and gas, net of royalties .................................   $    691,000    $    594,000
     Other income ...........................................................         54,000          54,000
                                                                                ------------    ------------
                                                                                     745,000         648,000
                                                                                ------------    ------------

COSTS AND EXPENSES
     Production and operating ...............................................        543,000         495,000
     Provision for depletion, depreciation and amortization .................        485,000         198,000
     Impairment to oil and gas properties ...................................      3,000,000               0
     General and administrative .............................................        459,000         535,000
     Office relocation and severance ........................................              0           5,000
     Stock offering cost ....................................................        155,000               0
     Interest ...............................................................         62,000         113,000
                                                                                ------------    ------------
                                                                                   4,704,000       1,346,000
                                                                                ------------    ------------

LOSS BEFORE PROVISION FOR INCOME TAXES ......................................     (3,959,000)       (698,000)
PROVISION FOR INCOME TAXES ..................................................              0               0
                                                                                ------------    ------------

NET LOSS ....................................................................   $ (3,959,000)   $   (698,000)
                                                                                ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING ........................     12,123,918      11,250,922
                                                                                ============    ============

NET LOSS PER COMMON SHARE ...................................................   $      (0.33)   $      (0.06)
                                                                                ============    ============

*Restated

                 See accompanying notes to financial statements.


                      FORTUNE NATURAL RESOURCES CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                     AND THE SIX MONTHS ENDED JUNE 30, 1997

                                                    Common Stock            Capital in
                                              --------------------------     Excess of     Accumulated
                                                Shares         Amount        Par Value        Deficit           Net
                                              ----------    ------------   ------------    ------------    ------------
BALANCE, January 1, 1996* ...............     11,139,709    $    111,000   $ 27,228,000    $(15,025,000)   $ 12,314,000

Common stock issued for
    exercise of stock options ...........         46,150           1,000        114,000               0         115,000
Common stock issued for
    exercise of warrants ................        255,638           3,000        813,000               0         816,000
Common stock issued for
    directors' fees .....................          1,395               0          4,000               0           4,000
Common stock canceled and
    stock issuance cost .................         (1,227)              0        (31,000)              0         (31,000)
Common stock issued for
    stock offerings .....................        412,000           4,000      1,145,000               0       1,149,000
Common stock returned to treasury .......             (2)              0              0               0               0
Net loss ................................              0               0              0      (1,330,000)     (1,330,000)
                                              ----------    ------------   ------------    ------------    ------------

BALANCE, December 31, 1996 ..............     11,853,663    $    119,000   $ 29,273,000    $(16,355,000)   $ 13,037,000
                                              ----------    ------------   ------------    ------------    ------------

Common stock issued for
    exercise of stock options ...........          6,400               0         18,000               0          18,000
Common stock issued for
    exercise of warrants ................         45,000               0         89,000               0          89,000
Common stock issued in exchange
    for debentures, net of offering costs        218,858           2,000        889,000               0         891,000
Common stock returned to treasury .......             (4)              0              0               0               0
Net loss ................................              0               0              0      (4,722,000)     (4,722,000)
                                              ----------    ------------   ------------    ------------    ------------

BALANCE, June 30, 1997 (unaudited) ......     12,123,917    $    121,000   $ 30,269,000    $(21,077,000)   $  9,313,000
                                              ==========    ============   ============    ============    ============

*Restated

                 See accompanying notes to financial statements.


                      FORTUNE NATURAL RESOURCES CORPORATION
                            STATEMENTS OF CASH FLOWS


                                                                                 For the Six Months Ended
                                                                                --------------------------
                                                                                  June 30,        June 30,
                                                                                    1997           1996*
                                                                                -----------    -----------
                                                                                        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ...............................................................   $(4,722,000)   $  (876,000)
     Adjustments to reconcile net loss to net
       cash provided by operating activities:
         Common stock issued for directors' fees ............................             0          4,000
         Depletion, depreciation and amortization ...........................       969,000        630,000
         Non-cash compensation expense ......................................        42,000              0
         Amortization of deferred financing cost ............................        28,000         36,000
         Impairment of oil and gas assets ...................................     3,200,000              0
         Debt conversion expense ............................................       316,000              0
         Stock offering cost ................................................       269,000              0
     Changes in assets and liabilities:
         Accounts receivable ................................................       225,000        678,000
         Prepaids ...........................................................        18,000         47,000
         Accounts payable and accrued expenses ..............................     1,227,000       (144,000)
         Royalties and working interest payable .............................       (47,000)       (80,000)
         Accrued interest ...................................................       (41,000)       (15,000)
                                                                                -----------    -----------
     Net cash provided by operating activities ..............................     1,484,000        280,000
                                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for oil and gas properties ................................    (2,124,000)    (1,328,000)
     Restricted cash used ...................................................       138,000        122,000
     Return of exploration venture restricted cash ..........................     2,154,000              0
     Proceeds from sale of properties and equipment .........................       203,000      1,961,000
     Expenditures for other property and equipment and other assets .........      (129,000)      (245,000)
                                                                                -----------    -----------
     Net cash provided by investing activities ..............................       242,000        510,000
                                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of long term debt ............................................      (450,000)    (1,529,000)
     Proceeds from issuance of common stock .................................       103,000        902,000
     Expenditures for debenture exchange and stock offering .................      (294,000)       (27,000)
                                                                                -----------    -----------
     Net cash used in financing activities ..................................      (641,000)      (654,000)
                                                                                -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS ...................................     1,085,000        136,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..............................     2,174,000      1,888,000
                                                                                -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD ....................................   $ 3,259,000    $ 2,024,000
                                                                                ===========    ===========
Supplemental information:
     Interest paid in cash ..................................................   $   103,000    $   197,000
Non-cash transactions
     Common stock issued or issuable as directors' fees .....................             0          4,000
     Common stock issued for conversion of debt .............................       975,000              0


*Restated

                 See accompanying notes to financial statements

                      FORTUNE NATURAL RESOURCES CORPORATION
                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997

(1) Line of Business and Summary of Significant Accounting Policies and Procedures

       The condensed financial statements at June 30, 1997, and for the three months and six months then ended included herein have been prepared by Fortune Natural Resources Corporation ("Fortune" or the "Company"), without audit, pursuant to the Rules and Regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such Rules and Regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K/A. Certain reclassifications have been made to prior period amounts to conform to presentation in the current period. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1997 and December 31, 1996, the results of its operations for the three months and six months ended June 30, 1997 and June 30, 1996, and cash flows for the six months ended June 30, 1997 and 1996. The results of the operations for such interim periods are not necessarily indicative of the results for the full year.

       In the fourth quarter of 1996, the Company changed its method of accounting for oil and gas operations from the successful efforts to the full cost method. All prior year financial statements presented herein have been restated to reflect the change.

       The Company has in place a shareholder rights plan which is designed to distribute preferred stock purchase rights to holders of the Company's Common Stock in the event a person acquires beneficial ownership of fifteen percent or more of the Company's stock or commences a tender offer which would result in ownership of fifteen percent or more of such Common Stock. The plan, which expires February 28, 2007, provides for the issuance of a fraction of a share of a new series of junior preferred stock of the Company for each outstanding share of the Company's stock. Depending on the circumstances, such new preferred stock will enable the holders to either buy additional shares of the Company at a discount or buy an interest in any acquiring entity.


(2)    Long-Term Debt

        At June 30, 1997, a summary of long-term debt is as follows:

                                                                                  June 30,     December 31,
                                                                                    1997           1996
                                                                                -----------    -----------
        Convertible  Subordinated  Debentures of $1,725,000
           (net of discount of $12,000 and $57,000) due
           December 31, 1997,  including interest of 10 1/2%
           per annum paid semi-annually....................................     $ 1,016,000    $ 1,683,000

        Bank One credit facility due October 1, 1997 including
           interest at 1.5% over Bank One, Texas, NA's prime rate
           payable monthly, refinanced in July 1997 (see below)............          800,000     1,250,000
                                                                                ------------   -----------

        Total long-term debt...............................................        1,816,000     2,933,000
        Less current installments..........................................        1,016,000     2,253,000
                                                                                ------------   -----------

        Long-term debt, excluding current installments.....................     $    800,000   $   680,000
                                                                                ============   ===========

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

         The Bank One, Texas, N.A. ("Bank One") credit facility was a reserve-base borrowing facility secured by substantially all of the Company's oil and gas reserves. The Bank One facility contained various financial covenants, was due October 1, 1997, bore interest at 1.5% over Bank One's prime rate and required monthly principal payments of $75,000. On July 11, 1997, the Company refinanced its debt under the Bank One credit facility by entering into a $20 million credit facility with Credit Lyonnais New York Branch ("Credit Lyonnais"). The Credit Lyonnais facility is due July 11, 1999, with a one-year extension option. Under the new credit facility, the Company may initially borrow up to a pre-determined borrowing base, for general corporate purposes at either 1.25% above Credit Lyonnais' base rate or 4% above LIBOR. The initial borrowing base, currently set at $2 million, was calculated based upon the Company's December 31, 1996 oil and gas reserves and is subject to semi-annual review. The Credit Lyonnais facility is secured by a mortgage on all of the Company's existing proved oil and gas properties. Upon closing the credit facility on July 11, 1997, Fortune transferred the $800,000 balance of its bank debt to the Credit Lyonnais facility. Accordingly, the $800,000 debt balance has been classified as long-term debt on the Company's June 30, 1997 balance sheet. The Company is also required to pay a commitment fee of 0.5% on the unused portion of the borrowing base. A portion of the borrowing base is reserved for repayment of the Company's Convertible Subordinated Debentures, if necessary.

       The Company's maturities of long-term debt over the next three years are as follows:

                     Year                         Debt
                   --------                     --------
                     1997                    $  1,016,000
                     1998                               0
                     1999                         800,000
                                             ------------
                                             $  1,816,000
                                             ============

(3)    Income Tax Expense

       No provision for income taxes was required for the three months and six months ended June 30, 1997.

       At June 30, 1997, the Company estimates it had cumulative net operating loss carryforwards for federal income tax purposes of $15 million which are significantly restricted under IRC Section 382. These carryforwards are available to offset future federal taxable income, if any, with various expirations through 2010. The Company is uncertain as to the recoverability of the above deferred tax assets and has therefore applied a 100% valuation allowance.

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


(4)    Legal Proceedings

       There are no material pending legal proceedings involving any of the Company's properties or which involve a claim for damages which exceed 10% of the Company's current assets.

       On April 16, 1996, Fortune was served with two lawsuits which had been filed in the Federal District Court in New York by purchasers of Fortune Common Stock in an offering in December 1995 under Regulation S. Under the terms of the subscription agreement pursuant to which the plaintiffs acquired their shares, each was entitled to receive additional shares of Fortune Common Stock if the market price fell below a stated level during a specified period following the 40-day holding period prescribed by Regulation S. Fortune responded to the suits, admitting that the stock price declined but alleged that suspicious trading activity in Fortune stock occurred immediately prior to and during the time period in which the additional-share allocation was computed. Fortune believes that it has discovered evidence of active market manipulation in the Common Stock by these plaintiffs; accordingly, it has commenced a countersuit for damages suffered by the Company and its shareholders as a result of these acts. Discovery is continuing in these actions and Fortune intends to continue to vigorously defend its position in this litigation.


(5)    Computation of Loss Per Share

       Primary loss per common share is computed by dividing net loss by the weighted average number of common and common equivalent shares outstanding. Common equivalent shares are shares which may be issuable upon exercise of outstanding stock options and warrants; however, they are not included in the computation for the six months and three month period ended June 30, 1997 since they would not have a dilutive effect on earnings per share.

       Fully diluted earnings per common share are not presented, since the conversion of the Company's 10 1/2% Convertible Subordinated Debentures would have an anti-dilutive effect.


 (6)   Return of exploration venture restricted cash

     On June 4, 1997, the Company exercised its right under the exploration agreement between it and Zydeco Exploration, Inc. ("Zydeco") to have unexpended capital contributions returned to Fortune. Under the terms of the February 13, 1995 agreement, Fortune contributed a total of $4,800,000 which was to be expended for certain leasehold and seismic costs incurred by the venture within the Transition Zone and Timbalier Trench areas of offshore Louisiana. Of that total, $2,154,000 remained unspent as of June 4, 1997. This amount was returned to Fortune in June 1997. Fortune will retain its current undivided 50% working interest in each of the existing exploration projects that are currently subject to the agreement. The Company's 50% working interest in each project is subject to a proportionate reduction in the event that Zydeco expends additional funds on such project.


(7)    Impairment to oil and gas properties

        In connection with requesting the return of unexpended funds from its exploration venture with Zydeco, the Company reviewed for impairment its $4.3 million remaining unevaluated investment in the Zydeco exploration venture properties. The $4.3 million investment includes the value of the Fortune Common Stock that was issued in 1995 to acquire its interest in the exploration venture as well as the funds that Fortune has incurred for leases and seismic in the exploration venture. As a result of this review, Fortune impaired $2.6 million of costs associated with the Zydeco exploration venture properties. The Company also impaired its $300,000 remaining unevaluated investment in its New Mexico properties. Furthermore, the Company's unsuccessful well at South

Lake Arthur was charged to the evaluated property account in the second quarter of 1997. As a result, the Company recorded an impairment to oil and gas properties during the second quarter of 1997 of $3.0 million.


(8)     Subsequent Events

        On July 1, 1997, the Company's shareholders approved a change of corporate name from Fortune Petroleum Corporation to Fortune Natural Resources Corporation at the annual meeting of shareholders. Fortune Natural Resources Corporation is the name under which the Company has been doing business in Texas and Louisiana since it began operations in those states.

        On July 17, 1997 Fortune was advised by a private Houston-based independent oil and gas company which previously signed a letter of intent on May 20, 1997, that it did not intend to acquire a farmout from Fortune of its 50% working interest in South Timbalier Block 47.

                      FORTUNE NATURAL RESOURCES CORPORATION

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparisons of  1997 operating results to 1996.

         During the three months and six months periods ended June 30, 1997, Fortune had net losses of $3,959,000 and $4,722,000 compared to net losses of $698,000 and $876,000 for the same 1996 periods. The increase in losses in 1997 is primarily attributable to the $316,000 non-cash debt conversion expense incurred in connection with closing the Company's Exchange Offer on February 26, 1997 and the $3,200,000 non-cash impairments to oil and gas properties recorded in 1997. (See Notes 2, 6 and 7 to the financial statements included herein.)

       In spite of lower oil and gas prices, net oil and gas revenues increased by $97,000 (16%) in the second quarter of 1997, compared to the same 1996 period. 1997 revenues were higher because they included revenues from the Company's 1996 exploration discovery at East Bayou Sorrel which began producing from permanent production facilities in January 1997. 1997 revenues were adversely affected by shutting in the South Timbalier Block 76 well from March 24, 1997 to April 19, 1997 for a workover. However, the same well was also shut in from April 29, 1996 to June 15, 1996 for another workover. Oil and gas prices decreased 14% and 17% in the second quarter of 1997 vs. 1996, respectively.

       Net oil and gas revenues in the first half of 1997 were comparable to revenues for the same 1996 period. 1996 revenues included revenues from the Company's California properties that were sold in February and March 1996 and a higher ownership interest at South Timbalier Block 76 through March 1996. On March 8, 1996, the Company sold 25% of its interest in the South Timbalier Block 76 for $940,000 pursuant to a preexisting arrangement. Both 1996 and 1997 revenues were adversely affected by the workovers discussed above. Offsetting the above decreases was the commencement of production at East Bayou Sorrel from permanent production facilities in January 1997. The first development well at East Bayou Sorrel was completed and placed on permanent production facilities on June 23, 1997 at 1,931 BOPD and 3.2 MMCFD. The Company has a 12.9% before-payout working interest in this field. Oil production increased 33% during the first half of 1997 vs. 1996 as a result of this discovery. Gas production decreased 19% during the first half of 1997 vs. 1996, primarily because of the sale of a portion of South Timbalier Block 76, as discussed above.

       Natural gas prices on the Company's production averaged $2.20 per MCF for the second quarter of 1997 as compared to $2.66 per MCF for the same 1996 period. For the first half of 1997, the Company's natural gas prices averaged $2.67 per MCF as compared to $2.61 per MCF for the same 1996 period. Oil prices averaged $18.43 per barrel for the second quarter of 1997 compared to $21.37 per barrel for the same 1996 period. For the first half of 1997, the Company's oil prices averaged $19.76 per barrel as compared to $18.40 per barrel for the same 1996 period

       Production and operating expense increased by $48,000 (10%) in the second quarter of 1997 compared to 1996. Both 1996 and 1997 were adversely affected by the workovers at South Timbalier Block 76 costing approximately $300,000 in 1996 and $400,000 in 1997. Production and operating expense in the first half of 1997 decreased by $44,000 (6%), compared to the same 1996 period. The decrease results primarily from the Company's sale of its high operating cost California properties in early 1996.

       In the second quarter of 1997, general and administrative expense decreased by $76,000 (14%) over 1996. In the first half of 1997, general and administrative expense decreased by $49,000 (5%) over 1996. The Company incurred non-recurring office relocation and severance cost of $110,000 in the first half of 1996 in connection with the Company's move to Houston. In the first half of 1997, the Company expensed $269,000 of costs associated with a public offering that the Company withdrew on April 25, 1997.

       Interest expense decreased by $51,000 (45%) for the second quarter of 1997 over 1996 due to the lower debt balance. Interest expense decreased by $103,000 for the first half of 1997 vs. 1996 for the same reason. The Company's provision for depletion, depreciation and amortization (DD&A) increased by $287,000 (145%) in the second quarter of 1997 as compared to 1996 because of higher property costs and lower proved reserves in 1997. DD&A increased in the first half of 1997 vs. 1996 for the same reason. See note 7 to the financial statements included herein for a discussion of the $3.2 million impairment to oil and gas properties in 1997.

Liquidity and Capital Resources

       Fortune's operating cash flow increased for the first half of 1997 to $1,484,000 as compared to $280,000 for 1996. Lower production and operating, general and administrative and interest expense in 1997, as discussed above, and an increase in accounts payable and accrued liabilities contributed to the increase. The Company's working capital increased to $1,216,000 at June 30, 1997 as compared to $276,000 at December 31, 1996. The significant increase in working capital at June 30, 1997 primarily results from the return to the Company of previously restricted cash and the refinancing of the credit facility. In June 1997, Zydeco returned to the Company $2,154,000 of exploration venture cash under the terms of the venture agreement, as discussed in Note 6 to the financial statements. The cash was previously reported on the Company's balance sheet as restricted cash in other assets. On July 11, 1997, the Company refinanced its bank credit facility and extended the maturity of its $800,000 of bank debt to July 11, 1999. Accordingly, the bank debt was reclassified to long-term liabilities as of June 30, 1997. See note 2 to the financial statements.

       Fortune's internal liquidity and capital resources in the near term will consist of working capital and cash flow from its oil and gas operations and approximately $1.1 million of unused borrowing capacity under its new credit facility.

       Cash expenditures for oil and gas properties for the first half of 1997 were $2,124,000 as compared to $1,328,000 for 1996. The 1997 expenditures include primarily the acquisition of an additional interest at East Bayou
Sorrel, an exploratory well at South Lake Arthur, a development well at East Bayou Sorrel and seismic and land acquisition at Espiritu Santo Bay. Fortune's net capital expenditures for 1997 are currently estimated to be approximately $3.4 million for its exploration and development activities. The Company intends to provide for these expenditures with its available cash and its cash flow from operations. Should funds not be available to the Company as required for participation in the projects, the Company can reduce its working interest share of the projects. With respect to the Zydeco joint venture projects, the Company can put all or part of its interest back to Zydeco for an overriding royalty and after-payout working interest. Should the Company's working interest in exploration projects be reduced, the Company would not derive as great a benefit in the event of an exploration success.

       Conditions outside of the Company's control influence the price it receives for oil and gas. As of July 28, 1997, the Company was receiving approximately $19.50 per barrel as an average price for its oil production and $2.20 per MCF as an average price for its gas production.

       In February 1997, the Financial Accounting Standards Board issued Statement 128, "Earnings Per Share" (Statement 128). Statement 128 changes the calculation and financial statement presentation of earnings per share. Statement 128 requires the restatement of prior period earnings per share amounts. The Statement will be effective for financial statements issued for periods beginning after December 15, 1997. The Company does not believe that the adoption of Statement 128 will have an impact on the loss per share information presented herein.

       Effective December 1997, the Company will be required to adopt Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"). SFAS 129 requires that all entities disclose in summary form within the financial statement the pertinent rights and privileges of the various securities outstanding. An entity is to disclose within the financial statement the number of shares issued upon conversion, exercise, or satisfaction of required conditions during at least the most recent annual fiscal period and any subsequent interim period presented. Other special provisions apply to preferred and redeemable stock. The Company will adopt SFAS 129 in the fourth quarter of 1997.

       In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components. The components of comprehensive income refer to revenues, expenses, gains and losses that are excluded from net income under current accounting standards, including foreign currency translation items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. SFAS 130 requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed in equal prominence with the other financial statements; the total of other comprehensive income for a period is required to be transferred to a component of equity that is separately displayed in a statement of financial position at the end of an accounting period. SFAS 130 is effective for both interim and annual periods beginning after December 15, 1997.

       In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way public enterprises are to report information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for periods beginning after December 15, 1997.


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

       Dependence on a Limited Number of Wells. Over one-half of the Company's oil and gas revenues, cash flow and proved oil and gas reserves is currently accounted for by three wells, the South Timbalier Block 76 well and the East Bayou Sorrel wells. Although the East Bayou Sorrel well only began producing in December 1996, this field is expected to have a significant impact on 1997 operations. The South Timbalier Block 76 well was recently shut-in for repairs and was shut-in for over two months during 1996 as the result of a mechanical failure. A significant curtailment or loss of production from these wells for a prolonged period before the Company could replace the reserves through new discoveries or acquisitions would have a material adverse effect on the Company's projected operating results and financial condition in 1997.

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

       Operating and Weather Hazards. The cost and timing of drilling, completing and operating wells is often uncertain. Drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including unexpected drilling conditions, equipment failures, accidents, adverse weather conditions, encountering unexpected formations or pressures in drilling and completion operations, corrosive or hazardous substances, mechanical failure of equipment, blowouts, cratering and fires. These conditions could result in damage or injury to, or destruction of, formations, producing facilities or other property or could result in personal injuries, loss of life or pollution of the environment.

       Additional factors. Additional factors that could cause actual events to vary from those discussed above and elsewhere in this report include, among others: loss of key company personnel; adverse change in governmental regulation; inability to obtain critical supplies and equipment, personnel and consultants; and inability to access capital to pursue the Company's plans.

                      FORTUNE NATURAL RESOURCES CORPORATION

                           PART II - OTHER INFORMATION

ITEM 2. Changes in Securities

       The Company's board of directors unanimously adopted a shareholder rights plan which is designed to distribute preferred stock purchase rights to holders of the Company's Common Stock in the event a person acquires beneficial ownership of fifteen percent or more of the Company's stock or commences a tender offer which would result in ownership of fifteen percent or more of such Common Stock.

       The plan, which expires February 28, 2007, provides for the issuance of a fraction of a share of a new series of junior preferred stock of the Company for each outstanding share of the Company's stock. Depending on the circumstances, such new preferred stock will enable the holders to either buy additional shares of the Company at a discount or buy an interest in any acquiring entity.

ITEM 4. Submission of Matters to a Vote of Security Holders

       The annual meeting of shareholders of the Company was held July 1, 1997. The following matters were voted on at that meeting:

                                                                                             Broker
            Matter                   Votes in Favor    Votes Opposed       Abstain         Non-Votes
----------------------------------   --------------   --------------   --------------   --------------
Election of Tyrone J. Fairbanks
  to Board of Directors                  10,178,916                0          277,221                0

Election of Dean W. Drulias
  to Board of Directors                  10,180,149                0          275,988                0

Election of Daniel R. Shaughnessy
  to Board of Directors                  10,180,169                0          275,968                0

Name Change (1)                          10,271,302           55,188          129,647                0

Power of Directors to Set
  Board Size (2)                          4,080,293          526,532           51,668        5,797,644

Restriction on Rights of
  Shareholders to Call Meeting (3)        3,821,579          730,058          106,856        5,797,644

Adoption of 1998 Multi-Year
  Stock Option Plan                       3,295,291        1,172,877          190,325        5,797,644

Ratification of KPMG Peat Marwick
  as Company Auditors                    10,135,108          288,206           32,823                0


1. A proposal to amend the Company's Certificate of Incorporation to change the Company's name from Fortune Petroleum Corporation to Fortune Natural Resources Corporation.

2. A proposal to amend the Company's Certificate of Incorporation to provide that only the members of the Company's board of directors may change the size of the Company's board. The proposal failed to collect the votes, an absolute majority of shares outstanding, necessary for passage.

3. A proposal to amend the Company's Certificate of Incorporation to provide that no action required to be taken by the Company's stockholders may be taken without a meeting and to specifically prohibit stockholders from taking any action by written consent. The proposal failed to collect the votes, an absolute majority of shares outstanding, necessary for passage.

ITEM 5.

       On July 11, 1997, the Company refinanced its bank debt by entering into a $20 million credit facility with Credit Lyonnais New York Branch. See Note 2 to the financial statements included herein.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)      EXHIBITS

         Exhibit No.     Description
         -----------     -------------------------------------------------------

             3.1*        Articles of Incorporation
             3.2*        Amendment to Articles of Incorporation
             3.3*        By-laws
             4.1*        Shareholder Rights Plan dated March 21, 1997
            10.1*        Credit Agreement between Fortune Natural  Resources
                           Corporation and Credit Lyonnais New York Branch and Certain Lenders dated July 11, 1997.
            10.2*        Employment Agreement dated June 1, 1997 by and between
                           Fortune and Tyrone J. Fairbanks
            27.1*        Financial Data Schedule
            99.1         Notes to Financial  Statements  included in the
                           Registrant's Form 10-KSB filed for the fiscal year ended December 31, 1995 incorporated herein by reference.

(b)      REPORTS ON FORM 8-K / 8K-A

         A report on Form 8-K dated June 16, 1997 was filed with the Securities and Exchange Commission (the "Commission") to report that Fortune exercised its right under the February 13, 1995 exploration agreement between it and Zydeco Exploration, Inc. to have all unexpended capital contributions returned to Fortune.




*Filed herewith.

                      FORTUNE NATURAL RESOURCES CORPORATION

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FORTUNE NATURAL RESOURCES CORPORATION



                                     By:  /s/ TYRONE J. FAIRBANKS
                                          --------------------------------------
                                          Tyrone J. Fairbanks
                                          President and Chief Executive Officer




                                      By: /s/ J. MICHAEL URBAN
                                          --------------------------------------
                                          J. Michael Urban
                                          Vice President and Chief Financial
                                            and Accounting Officer


Date:  July 29, 1997