Form 10-Q
period 1997-09-30
FORTUNE NATURAL RESOURCES CORP
filed 1997-11-14
CIK 38242

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________


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


                                  281-872-1170
                            Issuer's telephone number


                                       N/A
               --------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |


Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                        12,118,982 as of October 31, 1997

                    ----------------------------------------

                      FORTUNE NATURAL RESOURCES CORPORATION
                                 BALANCE SHEETS

                                     ASSETS
                                                    September 30,  December 31,
                                                        1997           1996
                                                    ------------   ------------
                                                     (Unaudited)     (Audited)
CURRENT ASSETS:
  Cash and cash equivalents .....................   $  1,239,000   $  2,174,000
  Accounts receivable ...........................        995,000        695,000
  Prepaid expenses ..............................          7,000         25,000
                                                    ------------   ------------
      Total Current Assets ......................      2,241,000      2,894,000
                                                    ------------   ------------

PROPERTY AND EQUIPMENT:
  Oil and gas properties, accounted for
    using the full cost method ..................     26,290,000     23,079,000
  Office and other ..............................        374,000        375,000
                                                    ------------   ------------
                                                      26,664,000     23,454,000
  Less--accumulated depletion,
   depreciation and amortization ................    (17,343,000)   (12,545,000)
                                                    ------------    -----------

                                                      9,321,000      10,909,000
                                                   ------------    ------------
OTHER ASSETS:
  Materials, supplies and other .................       111,000         188,000
  Debt issuance costs (net of accumulated
    amortization of $303,000 and $238,000
    at September 30, 1997 and December 31, 1996,
    respectively) ...............................       158,000          51,000
  Restricted cash ...............................             0       2,293,000
                                                   ------------    ------------
                                                        269,000       2,532,000
                                                   ------------    ------------

TOTAL ASSETS ....................................  $ 11,831,000    $ 16,335,000
                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   September 30,   December 31,
                                                       1997            1996
                                                   ------------    ------------
CURRENT LIABILITIES:
  Current portion of long-term debt ............   $  1,022,000    $  2,253,000
  Accounts payable .............................        498,000          84,000
  Accrued expenses .............................        375,000          77,000
  Royalties and working interests payable ......         51,000         103,000
  Accrued interest .............................         55,000         101,000
                                                   ------------    ------------
      Total Current Liabilities ................      2,001,000       2,618,000
                                                   ------------    ------------

LONG-TERM DEBT,  net of current portion ........        865,000         680,000
                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value:
      Authorized --2,000,000 shares
      Issued and outstanding -- None ...........              0               0
  Common stock, $.01 par value :
      Authorized --40,000,000 shares
      Issued and outstanding 12,128,752 and
      11,853,663 at September 30, 1997 and
      December 31, 1996, respectively ..........        121,000         119,000
  Capital in excess of par value ...............     30,283,000      29,273,000
  Accumulated deficit ..........................    (21,439,000)    (16,355,000)
                                                   ------------    ------------
NET STOCKHOLDERS' EQUITY .......................      8,965,000      13,037,000
                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....   $ 11,831,000    $ 16,335,000
                                                   ============    ============

                 See accompanying notes to financial statements.


                      FORTUNE NATURAL RESOURCES CORPORATION
                            STATEMENTS OF OPERATIONS

                                                    For the Nine Months Ended
                                                   ----------------------------
                                                   September 30,   September 30,
                                                       1997            1996*
                                                   -------------   ------------
                                                           (Unaudited)
REVENUES
  Sales of oil and gas, net of royalties .......   $  2,870,000    $  2,830,000
  Other income .................................        137,000         160,000
                                                   ------------    ------------
                                                      3,007,000       2,990,000
                                                   ------------    ------------

COSTS AND EXPENSES
  Production and operating .....................        940,000       1,000,000
  Provision for depletion, depreciation
   and amortization ............................      1,609,000       1,079,000
  Impairment to oil and gas properties .........      3,200,000               0
  General and administrative ...................      1,481,000       1,418,000
  Office relocation and severance ..............              0         207,000
  Debt conversion expense ......................        316,000               0
  Stock offering cost ..........................        323,000               0
  Interest .....................................        222,000         338,000
                                                   ------------    ------------
                                                      8,091,000       4,042,000
                                                   ------------    ------------

LOSS BEFORE PROVISION FOR INCOME TAXES .........     (5,084,000)     (1,052,000)
PROVISION FOR INCOME TAXES .....................              0               0
                                                   ------------    ------------

NET LOSS .......................................   $ (5,084,000)   $ (1,052,000)
                                                   ============    ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING ....................     12,074,959      11,284,701
                                                   ============    ============

NET LOSS PER COMMON SHARE ......................   $      (0.42)   $      (0.09)
                                                   ============    ============


*Restated




                 See accompanying notes to financial statements.


                      FORTUNE NATURAL RESOURCES CORPORATION
                            STATEMENTS OF OPERATIONS


                                                    For the Three Months Ended
                                                   ----------------------------
                                                   September 30,   September 30,
                                                       1997            1996*
                                                   -------------   ------------
                                                            (Unaudited)
REVENUES
  Sales of oil and gas, net of royalties .......   $  1,066,000    $  1,011,000
  Other income .................................         29,000          42,000
                                                   ------------    ------------
                                                      1,095,000       1,053,000
                                                   ------------    ------------
COSTS AND EXPENSES
  Production and operating .....................        204,000         220,000
  Provision for depletion, depreciation
    and amortization ...........................        640,000         449,000
  General and administrative ...................        467,000         357,000
  Office relocation and severance ..............              0          97,000
  Stock offering cost ..........................         54,000               0
  Interest .....................................         92,000         105,000
                                                   ------------    ------------
                                                      1,457,000       1,228,000
                                                   ------------    ------------

LOSS BEFORE PROVISION FOR INCOME TAXES .........       (362,000)       (175,000)
PROVISION FOR INCOME TAXES .....................              0               0
                                                   ------------    ------------

NET LOSS .......................................   $   (362,000)   $   (175,000)
                                                   ============    ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING ....................     12,124,862      11,431,665
                                                   ============    ============

NET LOSS PER COMMON SHARE ......................   $      (0.03)   $      (0.02)
                                                   ============    ============


*Restated

                 See accompanying notes to financial statements.

                      FORTUNE NATURAL RESOURCES CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                  AND THE NINE MONTHS ENDED SEPTEMBER 30, 1997


                                                                      Capital in
                                                 Common Stock          Excess of     Accumulated
                                               Shares      Amount      Par Value       Deficit         Net
                                            ----------   ----------   -----------   -------------   -----------
BALANCE, January 1, 1996*................   11,139,709   $  111,000   $27,228,000   $ (15,025,000)  $12,314,000

Common stock issued for
    exercise of stock options............       46,150        1,000       114,000               0       115,000
Common stock issued for
    exercise of warrants.................      255,638        3,000       813,000               0       816,000
Common stock issued for
    directors' fees......................        1,395            0         4,000               0         4,000
Common stock canceled and
    stock issuance cost..................       (1,227)           0       (31,000)              0       (31,000)
Common stock issued for
    stock offerings......................      412,000        4,000     1,145,000               0     1,149,000
Common stock returned to treasury........           (2)           0             0               0             0
Net loss.................................            0            0             0      (1,330,000)   (1,330,000)
                                            ----------   ----------   -----------   -------------   -----------

BALANCE, December 31, 1996...............   11,853,663   $  119,000   $29,273,000   $ (16,355,000)  $13,037,000
                                            ----------   ----------   -----------   -------------   -----------

Common stock issued for
    exercise of stock options............        6,400            0        18,000               0        18,000
Common stock issued for
    exercise of warrants.................       45,000            0        89,000               0        89,000
Common stock issued in exchange
    for debentures, net of offering costs      218,858        2,000       889,000               0       891,000
Common stock contributed t
    Company 401(k) Plan..................        4,835            0        14,000               0        14,000
Common stock returned to treasury........           (4)           0             0               0             0
Net loss.................................            0            0             0      (5,084,000)   (5,084,000)
                                            ----------   ----------   -----------   -------------   -----------

BALANCE, September 30, 1997 (unaudited)..   12,128,752   $  121,000   $30,283,000   $ (21,439,000)  $ 8,965,000
                                            ==========   ==========   ===========   =============   ===========


*Restated


                 See accompanying notes to financial statements.


                      FORTUNE NATURAL RESOURCES CORPORATION
                            STATEMENTS OF CASH FLOWS


                                                    For the Nine Months Ended
                                                   ---------------------------
                                                   September 30,  September 30,
                                                       1997            1996*
                                                   -----------     -----------
                                                           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ......................................  $(5,084,000)    $(1,052,000)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Common stock issued for directors' fees....            0           4,000
      Depletion, depreciation and amortization...    1,609,000       1,079,000
      Non-cash compensation expense .............       57,000               0
      Amortization of deferred financing cost....       62,000          56,000
      Impairment of oil and gas assets ..........    3,200,000               0
      Debt conversion expense ...................      316,000               0
      Stock offering cost .......................      323,000               0
  Changes in assets and liabilities:
      Accounts receivable .......................     (300,000)        488,000
      Prepaids ..................................       18,000          65,000
      Accounts payable and accrued expenses .....      713,000         (86,000)
      Royalties and working interest payable ....      (52,000)        (74,000)
      Accrued interest ..........................      (46,000)        (62,000)
                                                   -----------     -----------
  Net cash provided by operating activities .....      816,000         418,000
                                                   -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for oil and gas properties .......   (3,414,000)     (2,253,000)
  Restricted cash used ..........................      138,000         450,000
  Return of exploration venture restricted cash..    2,154,000               0
  Proceeds from sale of properties and equipment.      203,000       2,018,000
  Expenditures for other property and
     equipment and other assets..................      (26,000)       (233,000)
                                                   -----------     -----------
  Net cash used in investing activities .........     (945,000)        (18,000)
                                                   -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt ......       65,000               0
  Repayment of long term debt ...................     (450,000)     (1,754,000)
  Proceeds from issuance of common stock ........      103,000         903,000
  Expenditures for debenture exchange and stock..     (353,000)        (28,000)
  Expenditures for debt refinancing .............     (171,000)              0
                                                   -----------     -----------
  Net cash used in financing activities .........     (806,000)       (879,000)
                                                   -----------     -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS .......     (935,000)       (479,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..    2,174,000       1,888,000
                                                   -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD ........  $ 1,239,000     $ 1,409,000
                                                   ===========     ===========
Supplemental information:
  Interest paid in cash .........................  $   160,000     $   283,000
Non-cash transactions
  Common stock issued or issuable as
    directors' fees..............................            0           4,000
  Common stock issued for conversion of debt.....      975,000               0
  Common stock issued for 401(k)
    Plan contribution.............................       14,000              0


*Restated


                 See accompanying notes to financial statements.

                      FORTUNE NATURAL RESOURCES CORPORATION
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997

(1)    LINE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
       POLICIES AND PROCEDURES

       The condensed financial statements at September 30, 1997, and for the three months and nine months then ended included herein have been prepared by Fortune Natural Resources Corporation ("Fortune" or the "Company"), without audit, pursuant to the Rules and Regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such Rules and Regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K/A. Certain reclassifications have been made to prior period amounts to conform to presentation in the current period. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1997 and December 31, 1996, the results of its operations for the three months and nine months ended September 30, 1997 and September 30, 1996, and cash flows for the nine months ended September 30, 1997 and 1996. The results of the operations for such interim periods are not necessarily indicative of the results for the full year.

       In the fourth quarter of 1996, the Company changed its method of accounting for oil and gas operations from the successful efforts to the full cost method. All prior year financial statements presented herein have been restated to reflect the change.

       The Company has in place a shareholder rights plan which is designed to distribute preferred stock purchase rights to holders of the Company's Common Stock in the event a person acquires beneficial ownership of fifteen percent or more of the Company's stock or commences a tender offer which would result in ownership of fifteen percent or more of such Common Stock. The plan, which expires February 28, 2007, provides for the issuance of a fraction of a share of a new series of junior preferred stock of the Company for each outstanding share of the Company's stock. Depending on the circumstances, such new preferred stock will enable the holders to either buy additional shares of Common Stock of the Company or any acquiring entity at a 50% discount.

(2)    LONG-TERM DEBT

       At September 30, 1997, a summary of long-term debt is as follows:

                                                      September 30, December 31,
                                                          1997          1996
                                                      -----------   -----------
  Convertible Subordinated  Debentures of
         $1,028,000 at September 30, 1997 and
         $1,725,000  at December  31, 1996
         (net of discount of $6,000 and $57,000)
         due December 31, 1997, including interest
         of 10-1/2% per annum paid semi-annually....  $ 1,022,000  $ 1,683,000

       Bank credit facility due July 11, 1999,
         including interest at 1.25% over bank's
         base rate payable quarterly................     865,000    1,250,000
                                                     -----------  -----------

       Total long-term debt.........................   1,887,000    2,933,000
       Less current installments....................   1,022,000    2,253,000
                                                     -----------  -----------

       Long-term debt, excluding
        current installments........................ $   865,000  $   680,000
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

       On July 11, 1997, the Company refinanced its bank debt by entering into a $20 million credit facility with Credit Lyonnais New York Branch ("Credit Lyonnais"). The Credit Lyonnais facility is due July 11, 1999, extendable for one year upon mutual consent. Under the new credit facility, the Company may initially borrow up to a pre-determined borrowing base, for acquisitions and development projects approved by Credit Lyonnais at either 1.25% above Credit Lyonnais' base rate or 4% above LIBOR. The borrowing base, currently set at $2 million, was calculated based upon the Company's July 1, 1997 oil and gas reserves and is subject to semi-annual review. The Credit Lyonnais facility is secured by a mortgage on all of the Company's existing proved oil and gas properties. The Company is also required to pay a commitment fee of 0.5% on the unused portion of the borrowing base. The Company previously had a credit facility in place with Bank One, Texas, N.A. which was due October 1, 1997, bore interest at 1.5% over Bank One's prime rate and required monthly principal payments of $75,000.

       The Company's maturities of long-term debt over the next three years are as follows:

                  Year                      Debt
                --------               ------------
                  1997                 $  1,022,000
                  1998                            0
                  1999                      865,000
                                       ------------
                                       $  1,887,000


(3)    INCOME TAX EXPENSE

       No provision for income taxes was required for the three months and nine months ended September 30, 1997.

       At September 30, 1997, the Company estimates it had cumulative net operating loss carryforwards for federal income tax purposes of $14 million which are significantly restricted under IRC Section 382. These carryforwards are available to offset future federal taxable income, if any, with various expirations through 2010. The Company is uncertain as to the recoverability of the above deferred tax assets and has therefore applied a 100% valuation allowance.

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

       On April 16, 1996, Fortune was served with two lawsuits which had been filed in the Federal District Court in New York by purchasers of Fortune Common Stock in an offering in December 1995 under Regulation S. Under the terms of the subscription agreement pursuant to which the plaintiffs acquired their shares, each was entitled to receive additional shares of Fortune Common Stock if the market price fell below a stated level during a specified period following the 40-day holding period prescribed by Regulation S. Fortune responded to the suits, admitting that the stock price declined but alleged that suspicious trading activity in Fortune stock occurred immediately prior to and during the time period in which the additional-share allocation was computed. Fortune believes that it has discovered evidence of active market manipulation in the Common Stock by these plaintiffs; accordingly, it has commenced a countersuit for damages suffered by the Company and its shareholders as a result of these acts and has also received leave of court to add third-party defendants whose actions furthered this market manipulation. Fortune intends to continue to vigorously defend plaintiff's actions and prosecute its own counterclaims. Discovery is continuing in these actions and a consolidated trial is expected in the first quarter of 1998.


(5)    COMPUTATION OF LOSS PER SHARE

       Primary loss per common share is computed by dividing net loss by the weighted average number of common and common equivalent shares outstanding. Common equivalent shares are shares which may be issuable upon exercise of outstanding stock options and warrants; however, they are not included in the computation for the nine-month and three-month periods ended September 30, 1997 since they would not have a dilutive effect on earnings per share.

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

(7)    IMPAIRMENT TO OIL AND GAS PROPERTIES

       In connection with requesting the return of unexpended funds from its exploration venture with Zydeco, the Company reviewed for impairment its $4.3 million remaining unevaluated investment in the Zydeco exploration venture properties. The $4.3 million investment includes the value of the Fortune Common Stock that was issued in 1995 to acquire its interest in the exploration venture as well as the funds that Fortune has incurred for leases and seismic in the exploration venture. As a result of this review, Fortune impaired $2.6 million of costs associated with the Zydeco exploration venture properties during the second quarter of 1997. At the same time, the Company also impaired its $300,000 remaining unevaluated investment in its New Mexico properties. Furthermore, the Company's unsuccessful well at South Lake Arthur was charged to the evaluated property account in the second quarter of 1997. As a result, the Company has recorded impairments to oil and gas properties through the second quarter of 1997 of $3.2 million.


(8)    SUBSEQUENT EVENTS

       Through November 13, 1997, the Company has sold $2,800,000 of 12% Convertible Subordinated Notes due December 31, 2007 (the "Notes") in connection with a private placement of up to $4.5 million of such Notes. The Notes are convertible into the Company's Common Stock at a conversion price of $3.00 per share, subject to adjustment. The Notes are convertible by the holders after May 1, 1999, subject to a one-time option by the holders to convert at a lower conversion price prior to that date in the event that the Company sells shares of its Common Stock at a price below the conversion price. The Notes are redeemable by the Company after May 1, 1999, at a premium that reduces monthly from 10% to zero over an 18-month period. Any such premium on redemption is waived in the event that the Company's Common Stock price averages at least $4.50 per share for 30 consecutive trading days. The holders of the Notes will be entitled to receive additional shares upon conversion in the event that the Company's Common Stock price averages less than the conversion price for a certain period prior to May 1, 1999. The Notes are subordinate to all of the Company's secured debt, including the credit facility with Credit Lyonnais. The Notes bear interest at a rate of 12% per year, payable quarterly. The Company has received proceeds, net of offering fees and commissions, of $2,446,000 through November 13, 1997. The private placement of Notes is set to expire on November 19, 1997; however, there can be no assurance that the Company will sell any additional Notes prior to the expiration date. The proceeds of the private placement will be used to refinance existing debt, including the repayment of the Company's Debentures that are due December 31, 1997. In connection therewith, the Company has called for the redemption of those Debentures for December 5, 1997. Additionally, up to $855,000 of the net proceeds received from the private placement in excess of $2.5 million will be used to reduce the Company's $865,000 of borrowings under its credit facility with Credit Lyonnais. Net proceeds through November 13, 1997 are $2.4 million, thus no reduction to the credit facility has occurred. All other proceeds from the offering will be used for general corporate purposes.

       The Notes were sold under a placement agreement with J. Robbins Securities, L.L.C. (the "Placement Agent"). The Placement Agent is receiving a ten percent sales commission, a three percent non-accountable expense allowance and warrants to purchase a number of shares of Common Stock determinable by multiplying the gross proceeds received in the offering by approximately .0278. The warrants are exercisable over a five-year period at $3.60 per share. Barry
W. Blank, a beneficial owner of more than five percent of the Company's Common Stock, is a branch manager for the Placement Agent and is marketing substantially the entire private placement. As such, Mr. Blank will earn 50% of the fees and commissions paid to the Placement Agent for the Notes sold by him. Mr. Blank will also receive 20% of the warrants payable to the Placement Agent. Five hundred thousand dollars of the Notes has been acquired by a trust established by and, under certain circumstances, for the benefit of Mr. Blank. Barry Feiner, a director of the Company, is acting as outside counsel for the Placement Agent in connection with the private placement. If all of the Notes are sold, Mr. Feiner will earn $45,000 in legal fees from the Placement Agent, $20,000 of which have been paid to Mr. Feiner as of November 13, 1997.

                      FORTUNE NATURAL RESOURCES CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF 1997 OPERATING RESULTS TO 1996

       Third Quarter Ended September 30, 1997 vs. 1996

       During the third quarter of 1997, Fortune had a net loss of $362,000 compared to a net loss of $175,000 for the same 1996 period. The increase in loss in 1997 primarily results from increased depreciation, depletion and amortization expense in 1997.

       In spite of lower oil and gas prices, net oil and gas revenues increased by $55,000 (5%) in the third quarter of 1997, compared to the same 1996 period. 1997 revenues were higher because they included revenues from the Company's 1996 exploration discovery at East Bayou Sorrel. The discovery well in this field began producing from permanent production facilities in January 1997 and the first development well was placed on production June 23, 1997. During the third quarter of 1997, this field contributed approximately $497,000 of oil and gas revenues versus none from the field during the same 1996 period. As a result of the East Bayou Sorrel production, the Company's oil production increased 69% during the third quarter of 1997 versus 1996. Gas production decreased 19% during the third quarter of 1997 versus 1996, primarily because of depletion on the Company's other properties. The East Bayou Sorrel development well, the Schwing No. 2, was completed as a dual producer and produced as such until September 19, 1997 when the shallow zone was shut-in to investigate unusual sand production from the zone. That zone contributed approximately $151,000 to oil and gas revenues during the third quarter of 1997. If the shallow zone is not brought back on production soon, the Company may experience lower oil and gas production during the fourth quarter of 1997. The Company does anticipate higher oil and gas prices during the fourth quarter which may offset, at least partially, production declines. Also, see Liquidity and Capital Resources below for a discussion of the Company's current and future drilling plans.

       Natural gas prices on the Company's production averaged $2.36 per MCF for the third quarter of 1997 as compared to $2.61 per MCF for the same 1996 period (a 10% decrease). Oil prices averaged $18.46 per barrel for the third quarter of 1997 compared to $21.61 per barrel for the same 1996 period (a 15% decrease).

       Interest expense decreased by $13,000 (12%) for the third quarter of 1997 over 1996 due to the lower debt balance. The Company's provision for depletion, depreciation and amortization (DD&A) increased by $191,000 (43%) in the third quarter of 1997 as compared to 1996 primarily because of higher property costs in 1997. Interest expense will increase in future periods as a result of the convertible debt offering discussed in note 8 to the financial statements.

       Nine Months Ended September 30, 1997 vs. 1996

       During the nine months ended September 30, 1997, Fortune had a net loss of $5,084,000 compared to a net loss of $1,052,000 for the same 1996 period. The increase in loss in 1997 is primarily attributable to the $316,000 non-cash debt conversion expense incurred in connection with closing the Company's Exchange Offer on February 26, 1997, the $323,000 of stock offering costs incurred in 1997 for the public offering which was withdrawn in April 1997, the $3,200,000 non-cash impairments to oil and gas properties recorded in 1997 and increased depreciation, depletion and amortization expense in 1997. (See notes 2, 6 and 7 to the financial statements included herein.)

       Net oil and gas revenues in the first nine months of 1997 were comparable to revenues for the same 1996 period. 1996 revenues included revenues from the Company's California properties that were sold in February and March 1996 and a higher ownership interest at South Timbalier Block 76 through March 1996. On March 8, 1996, the Company sold 25% of its interest in the South Timbalier Block 76 for $940,000 pursuant to a preexisting arrangement. Both 1996 and 1997 revenues were adversely affected by the workovers at South Timbalier Block 76. Offsetting the above decreases was the commencement of production from the discovery well at East Bayou Sorrel as discussed above. The Company has a 12.9% before-payout working interest in this field. Oil production increased 47% during the first nine months of 1997 versus 1996 as a result of this discovery. Gas production decreased 19% during the first nine months of 1997 versus 1996, primarily because of depletion on the Company's properties and the sale of a portion of South Timbalier Block 76, as discussed above.

       For the first nine months of 1997, the Company's natural gas prices averaged $2.56 per MCF as compared to $2.49 per MCF for the same 1996 period. Oil prices averaged $19.20 per barrel for the first nine months of 1997 compared to $19.61 per barrel for the same 1996 period.

       The Company incurred non-recurring office relocation and severance cost of $207,000 in the first nine months of 1996 in connection with the Company's move to Houston. However, in the first nine months of 1997, the Company expensed $323,000 of costs associated with a public offering that the Company withdrew on April 25, 1997 and $316,000 of debt conversion expense associated the Debenture exchange offer discussed in note 2 to the financial statements included herein.

       Interest expense decreased by $116,000 (34%) for the first nine months of 1997 versus 1996 due to the lower debt balance. The Company's provision for depletion, depreciation and amortization (DD&A) increased by $530,000 (49%) in the first nine months of 1997 as compared to 1996 because of higher property costs and lower proved reserves in 1997. See note 7 to the financial statements included herein for a discussion of the $3.2 million impairment to oil and gas properties in 1997.

LIQUIDITY AND CAPITAL RESOURCES

       Cash Balance, Working Capital and Cash Flows from Operating Activities

       Fortune's cash flow provided by operating activities increased for the first nine months of 1997 to $816,000 as compared to $418,000 for 1996. Before considering the effect of changes in assets and liabilities, operating cash flow was $483,000 for 1997 as compared to $87,000 for 1996. Lower production and operating expense and interest expense and the absence of office relocation costs in 1997, as discussed above, contributed to the increase. The Company's working capital of $240,000 at September 30, 1997 was comparable to December 31, 1996. Working capital at September 30, 1997 is net of $1,022,000 of Debentures that are due December 31, 1997. The Company plans to repay these Debentures on December 5, 1997 with a portion of the proceeds from the private placement of the convertible subordinated Notes due December 2007 discussed in note 8 to the financial statements, thus converting short-term debt to long-term.

       Fortune's internal liquidity and capital resources in the near term will consist of working capital and cash flow from its oil and gas operations, the net proceeds from the private placement of Notes discussed above and its unused borrowing capacity under its new credit facility.

       Cash Used in Investing Activities -- Capital Expenditures

       Cash expenditures for oil and gas properties for the first nine months of 1997 were $3,414,000 as compared to $1,059,000 for 1996. The 1997 expenditures include primarily the acquisition of an additional interest at East Bayou
Sorrel, an exploratory well at South Lake Arthur, a development well at East Bayou Sorrel and seismic and land acquisition at Espiritu Santo Bay. A significant portion of the Company's 1997 expenditures were funded with the funds returned by Zydeco under the terms of the Fortune/Zydeco joint venture. In June 1997, Zydeco returned to the Company $2,154,000 of exploration venture cash under the terms of the venture agreement, as discussed in Note 6 to the financial statements. The cash was previously reported on the Company's balance sheet as restricted cash in other assets. Fortune's net capital expenditures for all of 1997 are currently estimated to be approximately $4.0 million.

       The Company has been involved in two significant proprietary 3D seismic projects along the Texas coast. The La Rosa project, a 24 square mile proprietary 3D survey over one of the Company's existing producing fields in Refugio County, Texas has been shot and is currently being interpreted. The Company sold one-half of its interest in the non-producing portion of this field in exchange for the acquiring parties paying 100% of the Company's 3D seismic costs. The Company is encouraged by the results of the survey thus far and expects to begin identifying drillable projects during late 1997 and 1998. The Company holds a 37.5% working interest in the producing wells and an 18.75% working interest in the prospective projects covered by this 3D survey.

       The second project is offshore Texas in the intracoastal waters of Espiritu Santo Bay, Calhoun County. This involves a 135 square mile proprietary 3D seismic survey in which the Company owns a 12.5% working interest. The area covered by the survey also includes producing fields. This survey has also been completed and is being interpreted. The Company is encouraged by the results thus far and expects to begin identifying drillable projects by early 1998.

       The Company is currently participating in a third well at East Bayou Sorrel and expects to see additional drilling on this project in 1998. This well was spud on October 8, 1997, however, the Company prepaid its portion of the drilling costs of the well prior to September 30, 1997. The 3D seismic projects and the East Bayou Sorrel project are expected to be multi-year projects which, if successful can have a significant positive impact on the Company's cash flow and results of operations. The Company intends to provide for these expenditures with its available cash, its cash flow from operations and the proceeds of the private placement of convertible Notes discussed above. Should funds not be available to the Company as required for participation in the projects, the Company can reduce its working interest share of the projects. Should the Company's working interest in exploration projects be reduced, the Company would not derive as great a benefit in the event of an exploration success.

       Cash Flows from Financing Activities

       On July 11, 1997, the Company refinanced its bank credit facility and extended the maturity of its bank debt to July 11, 1999. See note 2 to the financial statements. As discussed above and in note 8 to the financial statements, the Company has sold $2.8 million ($2.4 million net of fees and commissions) of 12% convertible subordinated Notes due December 31, 2007. A portion of the proceeds of these Notes will be used to repay the Debentures due in December 1997. Furthermore, any net proceeds in excess of $2.5 million will be used to pay down the bank credit facility.

       Oil and Gas Prices

       Conditions outside of the Company's control influence the price it receives for oil and gas. As of November 14, 1997, the Company was receiving an average of approximately $20.00 per barrel for its oil production and $3.50 per MCF as an average price for its gas production.

       Recently Issued Financial Accounting Statements

       In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 changes the calculation and financial statement presentation of earnings per share. SFAS 128 requires the restatement of prior period earnings per share amounts. The Statement will be effective for financial statements issued for periods beginning after December 15, 1997.

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

       In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components. The components of comprehensive income refer to revenues, expenses, gains and losses that are excluded from net income under current accounting standards, including foreign currency translation items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. SFAS 130 requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed in equal prominence with the other financial statements. The total of other comprehensive income for a period is required to be transferred to a component of equity that is separately displayed in a statement of financial position at the end of an accounting period. SFAS 130 is effective for both interim and annual periods beginning after December 15, 1997.

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


FORWARD LOOKING STATEMENTS

       This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. Forward looking statements include statements regarding: future oil and gas production and prices, future exploration and development spending, future drilling and operating plans and expected results, reserve and production potential of the Company's properties and prospects and the Company's strategy. Actual events or results could differ materially from those discussed in the forward-looking statements as a result of various factors including, without limitation, the factors set forth below and elsewhere in this 10-Q, and in the Company's annual report on Form 10-K/A.

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

       Dependence on a Limited Number of Wells. Over 70% of the Company's oil and gas revenues, cash flow and proved oil and gas reserves is currently accounted for by three wells, the South Timbalier Block 76 well and the two East Bayou Sorrel wells. The South Timbalier Block 76 well was recently shut-in for repairs and was shut-in for over two months during 1996 as the result of a mechanical failure. A significant curtailment or loss of production from these wells for a prolonged period before the Company could replace the reserves through new discoveries or acquisitions would have a material adverse effect on the Company's projected operating results and financial condition in 1997.

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

                      FORTUNE NATURAL RESOURCES CORPORATION
                           PART II - OTHER INFORMATION


ITEM 5.

       Through November 13, 1997, the Company has sold $2,800,000 of 12% Convertible Subordinated Notes due December 31, 2007 (the "Notes") in connection with a private placement of up to $4.5 million of such Notes. The Notes are convertible into the Company's Common Stock at a conversion price of $3.00 per share, subject to adjustment. The Notes are convertible by the holders after May 1, 1999, subject to a one-time option by the holders to convert at a lower conversion price prior to that date in the event that the Company sells shares of its Common Stock at a price below the conversion price. The Notes are redeemable by the Company after May 1, 1999, at a premium that reduces monthly from 10% to zero over an 18-month period. Any such premium on redemption is waived in the event that the Company's Common Stock price averages at least $4.50 per share for 30 consecutive trading days. The holders of the Notes will be entitled to receive additional shares upon conversion in the event that the Company's Common Stock price averages less than the conversion price for a certain period prior to May 1, 1999. The Notes are subordinate to all of the Company's secured debt, including the credit facility with Credit Lyonnais. The Notes bear interest at a rate of 12% per year, payable quarterly. The Company has received proceeds, net of offering fees and commissions, of $2,446,000 through November 13, 1997. The private placement of Notes is set to expire on November 19, 1997; however, there can be no assurance that the Company will sell any additional Notes prior to the expiration date. The proceeds of the private placement will be used to refinance existing debt, including the repayment of the Company's Debentures that are due December 31, 1997. In connection therewith, the Company has called for the redemption of those Debentures for December 5, 1997. Additionally, up to $855,000 of the net proceeds received from the private placement in excess of $2.5 million will be used to reduce the Company's $865,000 of borrowings under its credit facility with Credit Lyonnais. Net proceeds through November 13, 1997 are $2.4 million, thus no reduction to the credit facility has occurred. All other proceeds from the offering will be used for general corporate purposes.

       The Notes were sold under a placement agreement with J. Robbins Securities, L.L.C. (the "Placement Agent"). The Placement Agent is receiving a ten percent sales commission, a three percent non-accountable expense allowance and warrants to purchase a number of shares of Common Stock determinable by multiplying the gross proceeds received in the offering by approximately .0278. The warrants are exercisable over a five-year period at $3.60 per share. Barry
W. Blank, a beneficial owner of more than five percent of the Company's Common Stock, is a branch manager for the Placement Agent and is marketing substantially the entire private placement. As such, Mr. Blank will earn 50% of the fees and commissions paid to the Placement Agent for the Notes sold by him. Mr. Blank will also receive 20% of the warrants payable to the Placement Agent. Five hundred thousand dollars of the Notes has been acquired by a trust established by and, under certain circumstances, for the benefit of Mr. Blank. Mr. Blank's mother has also acquired $50,000 of Notes for which Mr. Blank disclaims beneficial ownership. Barry Feiner, a director of the Company, is acting as outside counsel for the Placement Agent in connection with the private placement. If all of the Notes are sold, Mr. Feiner will earn $45,000 in legal fees from the Placement Agent, $20,000 of which have been paid to Mr. Feiner as of November 13, 1997. Mr. Feiner's wife has acquired $50,000 in Notes for which Mr. Feiner disclaims beneficial ownership. Mr. Feiner has recused himself from voting on all Company board of director matters associated with the private placement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         Exhibit No.    Description
         -----------    -----------
            1.1*       Placement  Agent  Agreement  between  Registrant  and
                       J. Robbins  Securities,  L.L.C., including amendments
                       thereto.
            4.1*       Form of Note between Registrant and holders of 12%
                       Convertible Subordinated Notes.
            4.2*       Form  of  Placement  Agent  Warrant   Agreement
                       between   Registrant  and  J.  Robbins Securities, L.L.C.
           10.1*       Amendment  dated  November 3, 1997 to Credit  Agreement
                       between  Registrant  and Credit Lyonnais New York Branch
                       and Certain Lenders.
           10.2*       Form of Subscription Agreement and Investment Letter
                       in connection with private placement of 12% Subordinated
                       Convertible Notes due December 31, 2007.
           27.1*       Financial Data Schedule.
           99.1        Notes to Financial  Statements  included in the
                       Registrant's Form 10-K/A filed for the fiscal year ended December 31, 1996 incorporated herein by reference.

(B)      REPORTS ON FORM 8-K / 8K-A

         None.


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


Date:  November 14, 1997