Form 10-K
period 1997-12-31
FORTUNE NATURAL RESOURCES CORP
filed 1998-03-03
CIK 38242

1997


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                                        FORM 10-K


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

Securities registered pursuant to section 12(g) of the Act:    None


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


     The aggregate market value of voting stock held by non-affiliates at January 30, 1998: $23,804,000


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

      Shares of common stock outstanding as of January 30, 1998: 12,129,167


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

                                      None

                                     PART I

ITEMS 1 AND 2.   BUSINESS AND PROPERTIES

GENERAL

     Fortune Natural Resources Corporation ("Fortune" or the "Company") is an independent public oil and gas company whose primary focus is on exploration for and development of domestic oil and gas properties. The Company's principal properties are located onshore and offshore Louisiana and Texas.

     During  1995,  the  Company   implemented  a  program  of  exploration  for
significant oil and gas reserves using state-of-the-art 3D seismic and computer-aided exploration ("CAEX") technology. The Company believes that the use of 3D seismic and CAEX technology provides more accurate and comprehensive geological data for evaluation of drilling prospects than traditional 2D evaluation methods. Since implementing this program in early 1995, the Company has been acquiring, with other industry partners, interests in oil and gas prospects in the Louisiana Gulf Coast and is continually evaluating 3D and 2D exploration projects.

     The Company also seeks to take advantage of attractive acquisition targets which will enable it to acquire producing properties at an attractive price. In furtherance of that objective, the Company purchased for cash an additional interest in the East Bayou Sorrel field in early 1997 as well as an interest in the South Timbalier Block 76 in December 1995.

STRATEGY

     Fortune's strategy is to invest in a diversified portfolio of oil and gas exploration and development properties within its area of interest. Fortune seeks to mitigate the risks of exploration drilling by generally taking minority interests in projects with large potential reserves as well as additional development potential. Together with other industry partners, Fortune has invested in seismic exploration programs to identify new exploration prospects, in exploration prospects ready to drill, and in producing properties believed to have additional development potential, each described in more detail below.

     Fortune seeks to participate, generally as a minority, non-operating interest holder, in a variety of exploration and development projects with industry partners. The Company's approach to prospect acquisition is twofold. It seeks prospects on an opportunistic basis, evaluating individual prospect opportunities presented to it by other oil and gas companies or consultants. It also seeks to develop prospects through multi-year strategic joint ventures designed to evaluate a wide area for potential drilling prospects, such as the recently commenced venture along the Texas intracoastal waters and Matagorda Island at Espiritu Santo Bay.

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

     Although Fortune does not currently operate properties or originate exploration prospects, it actively participates in the evaluation of opportunities presented by its industry partners, both at the time of its initial investment in a prospect and thereafter during the evaluation and selection of drilling locations. In order to maintain the ability to employ state-of-the-art technology while controlling fixed operating costs, Fortune relies heavily on industry consultants for its project evaluations. With aggressive downsizing by major oil companies in recent years and the reorganization of many independent oil companies, Fortune has found that highly qualified prospect originators and technical advisors are available as consultants and joint venturers, enabling Fortune to acquire expert technical assistance in its target geographic areas while avoiding the overhead associated with a larger number of employees.

     Currently, Fortune employs the services of Interpretation 3, a consulting company headed by Daniel Shaughnessy, formerly an exploration supervisor with Mobil Oil Company, to assist in evaluating prospects. Mr. Shaughnessy became a director of Fortune in early 1997. (See "Management.") The Company employs Huddleston & Co., Inc., Houston, Texas, independent petroleum engineers, to estimate reserves in successful wells and in properties being evaluated for acquisition. The Company does not have contracts with these consultants that obligate the consultants to continue their availability to the Company. However, the Company has no reason to believe that these consultants will cease providing services in the foreseeable future.

EXPLORATION ACTIVITIES

     Fortune reviews prospects developed by companies that have particular expertise in specific exploration areas and uses its consultants and management knowledge to analyze the exploration data. By taking a minority non-operating position in such projects, the Company gains opportunities to participate in significant discoveries while minimizing its losses if the exploration wells are unproductive. Recent significant exploration projects undertaken by the Company include the 3D seismic surveys at Espiritu Santo Bay and LaRosa field, both of which are discussed below.

PROPERTY ACQUISITION ACTIVITIES

     Prior to mid-1994, the Company focused its efforts on the acquisition of producing properties in an effort to take advantage of competitive prices for proved reserves with development potential. In mid-1994, the Company made a strategic decision to shift its emphasis from the acquisition of producing properties to exploration for oil and gas reserves, although the Company continues to examine attractive acquisition opportunities. This decision was prompted by increasing price competition for attractive producing properties as well as the recent important advances in exploration technology. To help facilitate its exploration strategy and focus its efforts, the Company sold all of its California producing properties and prospects in early 1996.

     The Company continues to examine attractive acquisition opportunities and will seek to acquire producing properties on a selected basis. In furtherance of that objective, the Company acquired an additional interest in the East Bayou Sorrel field in early 1997 as well as an interest in South Timbalier Block 76 in December 1995.

SIGNIFICANT PROPERTIES AND ACTIVITIES

Espiritu Santo Bay Proprietary 3D Seismic Exploration Joint Venture

     On February 27, 1997, Fortune entered into a multi-year proprietary 3D seismic joint venture to evaluate and identify exploration prospects in a 166.5 square mile AMI in and around the Texas transition zone, including the intracoastal waters at Espiritu Santo Bay, and certain surrounding areas. Fortune owns a 12.5% working interest in the joint venture which has undertaken a 135 square mile proprietary 3D seismic venture. Fortune and its working interest partners currently own 17,794 leasehold acres and hold options to acquire leases on an additional 20,015 acres within the area of the seismic survey.

     The term of the joint venture agreement extends through July 15, 2002 but may be extended, if necessary. Under the Agreement, upon delineation of each exploration prospect, Fortune may elect whether to participate in drilling an initial well or farm out all or part of its interest to other joint venture partners or third parties. Seismic acquisition activities commenced in April 1997 and were completed in September 1997. The seismic data has been processed and is continually being interpreted. It is expected that exploration drilling activities will begin in early 1998. Over a dozen prospects have been delineated to date, however, no assurance can be given that any commercial quantities of hydrocarbons will be discovered.

     On March 13, 1997, each of the Espiritu Santo Bay 3-D Seismic Project joint venture partners, including Fortune, elected to acquire their pro-rata shares of the Steamboat Pass Field, Calhoun County, Texas from Neumin Production Company ("Neumin"). The Steamboat Pass Field is in Espiritu Santo Bay. The acquisition also entitles Fortune to its pro-rata share of the existing facilities located on site. Fortune acquired a 12.5% working interest in the 5,766 acres held by production in the field. The acquisition was made in exchange for the assumption of Neumin's future obligation to plug and abandon the field. The cost of such abandonment is not expected to be material to the Company. The transaction closed on April 18, 1997.

La Rosa Proprietary 3D Seismic Exploration Program

     In 1994, the Company acquired an undivided 50% interest in the LaRosa field, a producing oil and gas field in Refugio County, Texas. In January 1997, Fortune's working interest was reduced to a 37.5% working interest as the result of an after-payout back-in negotiated at the time of purchase. On February 13, 1997, Fortune and its working interest partners commenced a proprietary 3D seismic survey covering 24 square miles over the La Rosa Field and surrounding acreage in Refugio County, Texas. The survey was conducted using state-of-the-art technology. Processing was completed in September 1997. The Company farmed out 50% of its rights in this proprietary seismic program and in any new exploration opportunities generated by that program in exchange for the payment of all of Fortune's costs of such 3D survey.

     Accordingly, Fortune currently owns an undivided 18.75% working interest in all newly-generated prospects. Fortune maintains its 37.5% working interest in all production from wellbores existing prior to commencing the 3D seismic survey. Fortune and its working interest partners currently own 5,616 acres in the field and hold seismic options to acquire up to an additional 6,462 acres. The first well drilled based upon the 3D data was spudded December 2, 1997 and the second on January 12, 1998. The first was a new discovery and is currently producing approximately 540 MCFD and 20 BOPD. The second was drilled into a depleted fault block and was plugged and abandoned as a dry hole.

East Bayou Sorrel Field, Iberville Parish, Louisana

     The East Bayou Sorrel field currently accounts for approximately one-third of the Company's revenues and proved reserves. Fortune and its partners drilled and completed their exploratory discovery well in this field, the Schwing #1, in 1996. Fortune's share of the initial costs to acquire, evaluate and drill this well was approximately $312,000. The Schwing #1 began producing in December 1996 and has been producing from permanent facilities since January 22, 1997. Although the well reached production rates as high as 1,711 BOPD and 1,710 MCFD during February 1997 on a 12/64" choke, production will be limited to 1,400 BOPD under the State of Louisiana allowance for the producing reservoir. There is currently no limitation on gas production from this reservoir. This well is in an AMI totaling approximately 3,500 acres. In early 1997, the Company acquired an additional 1.5% working interest in the field for $357,000, bringing its total working interest in the field to approximately 12.9%.

     The Schwing #1 is producing from the lowest of seven potential oil and/or gas zones which were encountered when drilling. The remaining zones have not been tested in the Schwing #1. The second well at East Bayou Sorrel, the Schwing #2, was completed and placed on permanent production facilities on June 23, 1997. This well was completed as a dual producer, however, the shallow completion in this well was shut in on September 19, 1997 because of equipment erosion resulting from excessive sand production. Current plans are to continue to produce the well as a single completion to avoid similar problems. The Company is participating in a third well, the Schwing #3, that is currently being tested. There can be no assurance that additional production will be discovered by this well. The Company's working interests in the East Bayou Sorrel producing units range from approximately 12.2% to 12.9% (approximately 8.7% to 9.2% net revenue interest) before payout and from approximately 10.7% to 11.3% (approximately 7.6% to 8.1% net revenue interest) after payout.

Southwest Segno, Liberty County, Texas

     On September 24, 1997, the Company entered into a Participation Agreement to drill a well on the Southwest Segno Prospect in Liberty County, Texas. The Company paid $36,000 to acquire an undivided 30% before-payout working interest in this prospect. Drilling on the initial well commenced January 15, 1998. Although drilling operations are currently still in progress, preliminary information indicates that the well may not be economic to complete. The cost of drilling this well is currently estimated to be $165,000 to Fortune's working interest.

South Lake Arthur, Jefferson Davis Parish, Louisiana

     In 1996, the Company participated in an exploratory well on the South Lake Arthur prospect in Jefferson Davis Parish, Louisiana. The Company had acquired an interest in approximately 1,900 acres of mineral leases, with rights to participate in additional leases acquired in an AMI covering approximately 2,800 acres.

     The test well on this prospect was commenced on January 9, 1997 and was temporarily plugged and abandoned in late April 1997 after it was determined that the well crossed a fault and failed to reach the primary objective target. Fortune's working interest in the well was 12.5% before payout. Fortune estimates its share of the total cost of drilling and temporarily plugging and abandoning the well to be approximately $440,000. Although the well encountered hydrocarbons in a shallower reservoir, Fortune did not believe the hydrocarbons were sufficient to justify a completion attempt. Accordingly, Fortune sold its interest in the shallow zone to the other parties who elected to complete the well. Fortune retained its interest in the deeper primary objective target.

South Timbalier Block 76 - federal waters, offshore Louisiana

     South Timbalier Block 76 is the Company's most prolific producer, currently accounting for over one-third of the Company's revenues and proved reserves. On December 11, 1995, Fortune acquired a 16.67% working interest (12.5% net revenue interest) in this 5,000 acre producing oil and gas property. This property ("Block 76") includes a producing well which was completed in 1990, drilling and production platform and a transmission line. The effective date of the acquisition was June 1, 1995. Therefore, Fortune received the net cash flow from the well to its interest from June 1, 1995. The effective date for financial reporting purposes was November 1, 1995. The Company initially paid $2.2 million for its interest in Block 76 plus 150,000 common stock purchase warrants at prices from $4.625 to $6.00 per share, all of which expired unexercised in December 1997. In the acquisition, Fortune granted an option, exercisable until March 11, 1996, to a third party to acquire a 4.167% working interest in the property for $790,000 plus the retention by Fortune of a

$150,000 deposit for a total of $940,000. The option was timely exercised, which reduced the Company's interest in the block to a 12.5% working interest (9.375% net revenue interest) effective January 1, 1996.

     On April 29, 1996, the Block 76 well was shut in due to a mechanical failure of downhole equipment. A remedial workover, started June 16, 1996, cost the Company approximately $300,000. The well was brought back on production July 6, 1996. The well was also shut-in from March 24, 1997 to April 19, 1997 for a workover to repair a leak that caused the well to lose casing pressure. The Company's share of the costs of this second workover was approximately $360,000. Notwithstanding these shut-ins, the well has already returned Fortune's investment, and the Company is evaluating the possibilities for additional wells.

     In order to finance the acquisition of the South Timbalier Block and to provide the Company with additional working capital, Fortune issued 1,321,117 shares of its Common Stock to a group of overseas investors in a transaction which qualified for an exemption from the registration requirements of the Securities Act of 1933 under Regulation S. From this sale in December 1995, the Company netted approximately $3.3 million after payment of expenses of the offering. The shares were sold subject to certain "reset" provisions pursuant to which the purchasers could receive additional shares if the price of the Common Stock were to drop. Despite a drop in the price of the Common Stock during the calculation period, the Company does not expect that it will be required to issue any reset shares. (See "- Legal Proceedings.")

Joint Venture with Zydeco

     Fortune owns varying interests in several projects located in the transition zone and Timbalier Trench regions offshore Louisiana. Each of these projects (referred to herein as the "Joint Venture Projects") was acquired by a joint venture formed with Zydeco to identify, evaluate and explore oil and gas prospects in this area. Each of these projects was identified using a combination of advanced 2D and 3D seismic and CAEX technology in conjunction with geological analysis of existing wells.

     Under its exploration agreement with Zydeco, Fortune contributed $4.8 million to the venture in 1995. The funds were to be used to pay all of the budgeted leasehold acquisition and seismic costs on the projects, entitling Fortune to a 50% working interest in each project. As of June 1997, $2.2 million of the funds remained unspent and were returned to Fortune in accordance with the terms of the exploration agreement. The Company's 50% working interest in the projects that have not been farmed out is subject to proportionate reduction in the event that Zydeco expends additional funds on the projects. Fortune has farmed out its interest in six of the Joint Venture Projects to industry partners, retaining overriding royalties and/or the right to participate as a working interest owner and has a 100% working interest on one of the projects. It has retained its 50% working interest in the remaining projects.

     The Company does not currently expect that wells will be drilled on all of the Joint Venture Projects or that it will retain a working interest of more than 25% in any wells that are drilled, except in certain circumstances. In keeping with its strategy of balancing risk, Fortune intends to farm out its remaining interest to other oil companies. Under a farmout arrangement, the Company would be relieved of all or part of its obligation to pay drilling expenses, and could recover its acquisition and exploration costs but would wind up with a smaller interest in any given prospect. No assurance can be given that Fortune will be able to farm out any of the projects or that, if it is successful in doing so, the farmout will be on the terms described above. Each of the parties in the joint venture has a right to farm out a portion or all of its interest in each prospect to the other under a "put" arrangement in the exploration agreement.

     The Joint Venture Projects are in various stages of evaluation. The leases have initial lease terms varying from 3 to 5 years, during which period the venture must either commence drilling operations or lose the leases. To date, wells have been drilled on two of the Joint Venture Projects, the Aurora and Polaris Prospects.

Hydrocarbons were encountered in both wells, but were of insufficient quantities to justify completion attempts. A third party drilled one of these wells under a farmout for which Fortune received $66,000 in fees. The Company incurred approximately $832,000 in costs on the other well. The remaining projects are being evaluated for drilling, farmout or resale opportunities. Many of the Joint Venture Projects are in the vicinity of recent discoveries in the transition zone and Timbalier Trench and, as such, should represent opportunities to find significant oil and gas production. However, there can be no assurance that Fortune will have sufficient resources to participate in any exploration wells proposed, that it will be able to farm out its interest on favorable terms or that any of the exploration wells will be drilled or be successful.

     Fortune acquired its interest in the joint venture through its acquisition in May 1995 of Lagniappe Exploration, Inc. ("LEX"), for 1,200,000 shares of Common Stock and 1,200,000 stock purchase warrants exercisable at $4.75 per share through May 12, 2000. The interest in the joint venture was the only significant asset of LEX.

     In connection with the return of the unexpended funds from the joint venture in June 1997, Fortune reviewed its $4.3 million remaining unevaluated investment in the Joint Venture Projects. The $4.3 million investment includes the value of the Fortune Common Stock that was issued in 1995 to acquire LEX as well as the funds that Fortune has expended for joint venture leases and seismic. As a result of this review, Fortune transferred all of its investment in the Joint Venture Projects to the evaluated property account in 1997. This was the major contributing factor to the Company's $3.7 million impairments to oil and gas properties recorded in 1997.

Rio Arriba County, New Mexico - San Juan Basin

     On June 24, 1994, Fortune concluded the purchase of a 25% interest in EnRe-1, LLC, a newly formed Texas limited liability company, which owned three Jicarilla Apache Minerals Development Agreements ("MDAs") covering 60,000 producing, development and exploratory acres in Rio Arriba County, New Mexico and associated tangible property, and an approximately 22% working interest in certain mineral, oil and gas leasehold interests in an additional 10,000 exploratory acres in that county. These interests were acquired for $1.7 million. Since that date, Fortune has expended approximately $1.5 million for its share of the cost of drilling wells in the San Juan Basin. In 1996, one of the MDAs, comprising approximately 20,000 acres terminated, and the acreage reverted to the lessors. In 1997, approximately 14,000 additional acres reverted to the lessors pursuant to the terms of the MDAs.

     Of the seven wells drilled on these properties during 1994 and 1995, two were completed as producing wells. The Company did not participate in the drilling of any additional wells in 1996 or 1997. Production revenues from the properties have not exceeded the total cost of acquiring and conducting drilling operations on the properties. The Company's reserve engineers have not assigned any proved reserves to the San Juan Basin properties because of the limited data available from which to evaluate the properties. Given the tight sands and the production history, the engineers were unable to determine whether the future production would be economic and, therefore, were unable to conclude that any proved reserves should be assigned to the producing wells. There are no immediate plans to conduct further evaluations of the wells that are temporarily shut in or to drill additional wells in this field. At June 30, 1997, the Company transferred all of its remaining $1.3 million of unevaluated costs attributable to these properties to the evaluated property account.

Webb County, Texas - Belle Pepper and Belle Jeffers Fields

     On October 5, 1993, the Company completed the acquisition of certain mineral, oil and gas leasehold interests and associated tangible property from Michael Petroleum Corporation, Brazos Resources, Inc., Pioneer Drilling Company and Endowment Energy Partners. The mineral, oil and gas leasehold interests include working interests in producing and non-producing oil and gas properties located in Webb County, Texas, known as the Belle Pepper and Belle Jeffers Fields. The Company acquired interests in approximately 2,300 acres of mineral leases, including 10 producing gas wells. The Lobo sand in this area has very low permeability (under one millidarce) which has qualified all the acquired production as a "tight" gas sand. As a tight gas sand, the production from wells drilled before January 1, 1993 (which includes 9 of the wells on the property) is exempt from Texas state severance tax. The Company participated in the drilling of a 10,000 foot exploratory test well to the Lobo sand in 1994 which was determined to be non-commercial. The Company had a 25% working interest in this well; dry hole costs to the Company were $115,000. The Company has a 20% interest in a proved undeveloped in-fill location within the Belle Pepper Field.

     Fortune paid an adjusted price of $6.5 million in cash and 195,000 three-year common stock purchase warrants which were either exercised or expired in 1996. Aggregate production from the producing wells acquired by Fortune has not yet returned the Company's investment in this area.

McMullen County, Texas - AWP Field

     In 1992, the Company acquired a 10% working interest in the AWP Field, McMullen County, Texas as part of a package of California and Texas properties for a purchase price of 243,153 shares of Common Stock and the assumption of a $2,000,000 note. The Company has since sold the California properties and paid off the $2,000,000 note. The property includes approximately 3,500 acres of oil and gas leases and 10 proved undeveloped locations remaining to be drilled on either 40 or 80 acre spacing. The Company's estimated share of the drilling and completion costs for each of these wells is $48,000. In February 1996, developmental drilling was resumed with the commencement of drilling the Bracken Ranch #47 well location which was successfully completed as a producer. The Bracken Ranch #48 well was completed as a producer in January 1997. Production to date has not returned the Company's investment. The operator is currently attempting to reduce the landowners' royalty from 35% to 25% before proceeding with further drilling in the field.

Divestiture of California Properties

     At December 31, 1995, Fortune owned and operated 39 gross and 29.92 net wells located in California (including all the wells that were sold in 1996). Production in California during 1995 totaled approximately 57,160 net Bbls of oil and 66,292 net Mcf of gas. This represented about 62% of the Company's 1995 oil production and about 7% of its gas production. The Sespe property comprised approximately 26% of Fortune's net proved oil reserves and 1% of Fortune's net proved gas reserves as of December 31, 1995.

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

     All of the Company's California properties were pledged to secure the Company's bank debt. Concurrently with the closing of the sale of the non-Sespe properties, Fortune reduced its bank debt by $1.1 million, representing the entire indebtedness secured by the Company's California properties. The closing of the sales of the California properties and the relocation of the Company's headquarters to Houston completed the Company's strategic move to focus its efforts on exploration in the Gulf Coast.

     Prior to 1994, the Company made various other acquisitions, primarily of producing properties located in California, which have since been sold.

OIL AND GAS OPERATIONS

Drilling Activities

     The following table sets forth information regarding development and exploratory wells drilled by Fortune in the years ended December 31, 1997, 1996 and 1995:

                             WELL DRILLING ACTIVITY

                                            Year Ended December 31,
                               -------------------------------------------------
                                    1997               1996             1995
                               --------------    --------------    -------------
                               Gross      Net    Gross      Net    Gross     Net
                               -----      ---    -----      ---    -----     ---
Exploratory Wells
     Productive ...........       --       --      1.0      .11       --      --
     Dry ..................      1.0      .13      3.0     1.21       --      --
                                ----     ----     ----     ----     ----     ---
                                 1.0      .13      4.0     1.32       --      --
                                ====     ====     ====     ====     ====     ===

Development Wells
     Productive ...........      1.0      .13      2.0      .20      1.0     .20
     Dry ..................       --       --       --       --       --      --
                                ----     ----     ----     ----     ----     ---
                                 1.0      .13      2.0      .20      1.0     .20
                                ====     ====     ====     ====     ====     ===

Oil and Gas Reserves

     The Company's reserves are located in Texas and onshore and offshore Louisiana. Proved reserves represent estimated quantities of oil and gas which geological and engineering data demonstrate to be reasonably certain to be recoverable in the future from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are proved reserves that can be expected to be recovered through existing wells using existing equipment and operating methods.

     The oil and gas reserve estimates at December 31, 1997, 1996 and 1995 were determined by Huddleston & Co., Inc., Houston, Texas, independent petroleum engineers. Such estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production, prices and the timing of development expenditures. The accuracy of any reserve estimate is a function of available data and of engineering and geological interpretation and judgment. Estimates of the economically recoverable oil and gas reserves attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of future net cash flows expected therefrom, prepared by different engineers or by the same engineers at different times, may vary substantially. The future cash inflow, as reflected in the "Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves," determined from such reserve data, are estimates only, and the present values thereof should not be construed to be the current market values of the Company's oil and gas reserves or the costs that would be incurred to obtain equivalent reserves. While the reserve estimates presented herein are believed to be reasonable, they should be viewed with the understanding that subsequent production of oil and gas from each reservoir, the timing and success of future development drilling and changes in pricing structure or market demand will affect the reserve estimate.

     The following sets forth information with respect to estimated proved oil and gas reserves as determined by Fortune's independent petroleum engineers attributable to the Company's interests in oil and gas properties as of December 31, 1997, 1996 and 1995.

                        ESTIMATED NET RESERVE QUANTITIES

                                                         December 31,
                                             -----------------------------------
                                                1997         1996        1995
                                             ---------    ---------    ---------
Total Proved Reserves (1):
   Oil (Bbls) ...........................      257,000      249,000      347,000
   Gas (Mcf) ............................    3,217,000    3,481,000    5,938,000
Equivalent Mcf (MCFE) (2) ...............    4,759,000    4,975,000    8,020,000

Total Proved Developed Reserves:
   Oil (Bbls) ...........................      198,000      160,000      324,000
   Gas (Mcf) ............................    1,548,000    1,749,000    4,686,000
Equivalent Mcf (MCFE) (2) ...............    2,736,000    2,709,000    6,630,000

(1) Estimates of oil and gas reserves are based in part on the price at which the product was sold as of the end of each year; and if the cost of producing the oil and gas exceeds the sales price, the quantity of "recoverable reserves" is reduced. The slight decrease in equivalent proved reserves in 1997 versus 1996 was primarily attributable to production, which was almost offset by reserve extensions and discoveries. The decrease in proved reserves in 1996 versus 1995 was primarily attributable to the sale of 25% of the Company's interest in South Timbalier Block 76 in March 1996, the sale of the one remaining California property and a West Texas property in 1996 and natural depletion, offset by the reserve addition at East Bayou Sorrel.

(2)  After conversion (1:6); one Bbl of oil to six Mcf of gas.

Discounted Present Value of Future Net Revenues

     The following table represents the estimated future net revenues (using unescalated prices) and the present value of the estimated future net revenues from the proved reserves at December 31, 1997, 1996 and 1995.

                               FUTURE NET REVENUES

                                                                 December 31,
                                                  -------------------------------------
                                                     1997         1996         1995
                                                  -----------  -----------  -----------
Estimated Future Net Revenue Undiscounted (1)...  $ 8,410,000  $14,112,000  $12,600,000
                                                  -----------  -----------  -----------
Standardized Measure of Discounted
     Future Net Cash Flows (1)(2) ..............  $ 6,503,000  $10,820,000  $ 8,942,000
                                                  -----------  -----------  -----------


(1) The decrease in the estimated discounted and undiscounted future net revenues in 1997 versus 1996 is primarily attributable to the significant decrease in prices to $2.60 per Mcf and $16.90 per Bbl at December 31, 1997. The increase in the discounted present value of the reserves in 1996 versus 1995 is primarily attributable to the higher prices at year end 1996 of $4.04 per Mcf and $22.79 per Bbl vs. $2.32 per Mcf and $16.10 per Bbl at December 31, 1995.

(2) The Standardized Measure of Discounted Future Net Cash Flow represents the present value of future net revenues after income taxes, discounted at 10%.

Production

     The approximate net production data related to the Company's properties for the years ended December 31, 1997, 1996 and 1995 are set forth below:

                               NET PRODUCTION DATA

                                                     December 31,
                                         -----------------------------------
                                            1997         1996        1995
                                         ---------     ---------   ---------
     Oil (Bbls)......................       87,000        57,000      92,000
     Gas (Mcf).......................      821,000     1,038,000     909,000


Prices and Production Costs

     The following table sets forth the approximate average sales prices and production (lifting) costs per Bbl of oil and per Mcf of gas produced and sold in the United States from the Company's oil and gas properties for the years ended December 31, 1997, 1996 and 1995:

                    AVERAGE SALES PRICES AND PRODUCTION COSTS

                                                   December 31,
                                            --------------------------
                                             1997      1996      1995
                                            ------    ------    ------
Average Sales Price Received:
     Oil (per Bbl) .......................  $19.04    $20.24    $14.66
     Gas (per Mcf) .......................    2.66      2.56      1.77
     Average Production and Operating Cost
       per MCFE ..........................    0.81      0.85      1.04


Producing Wells

     The following table lists the total gross and net producing oil and gas wells in which Fortune had an interest at December 31, 1997:

                                 PRODUCING WELLS

                                        Gross          Net
                                    ------------  ------------
                                     Oil    Gas    Oil    Gas
                                    -----  -----  -----  -----
Texas ............................   39.0   43.0   3.90  11.15
Louisiana ........................    2.0     --    .26     --
Federal waters - Gulf of Mexico...     --    1.0     --    .13
                                    -----  -----  -----  -----
    Total ........................   41.0   44.0   4.16  11.28
                                    =====  =====  =====  =====

Principal Customers

     During 1997, 63% of the Company's oil production was sold to Plains Marketing and Transportation, Inc. and 25% to Scurlock Permian Corporation; of the Company's gas production, 41% was sold to CNG Energy Services Corporation, 16% to Pinnacle Natural Gas Company and 16% to Valero Industrial Gas, L.P. During 1996, 54% of the Company's oil production was sold to Scurlock Permian Corporation; of the Company's gas production, 26% was sold to CNG Energy Services Corporation, 23% to Fina Natural Gas Company, 20% to Texana Pipeline Joint Venture and 17% to Michael Gas Marketing. During 1995, 56% of the Company's oil production was sold to Texaco Trading and Transportation and 10% to Laroco, LLP; of the Company's gas production, 29% was sold to Laroco LLP, 26% to Michael Gas Marketing and 16% to AWP.

     The Company believes that the loss of any of these customers should not have any material adverse effect on the Company, since there are a large number of companies which purchase oil and gas in the areas in which the Company operates.

PROPERTIES

Leasehold Acreage

     Fortune's holdings of developed and undeveloped leasehold acreage as of December 31, 1997 were approximately as follows:

                                LEASEHOLD ACREAGE

                                         Developed      Undeveloped
                                      --------------  --------------
                                       Gross    Net    Gross    Net
                                      ------  ------  ------  ------
     Louisiana .....................     160      21   5,347   1,297
     Federal waters - Gulf of Mexico     500      63  21,095   5,607
     Texas .........................  11,270   1,677  18,306   3,113
     New Mexico ....................   1,320     285  27,180   5,882
     Oklahoma ......................      --      --      80       5
                                      ------  ------  ------  ------
          Total ....................  13,250   2,046  72,008  15,904
                                      ======  ======  ======  ======

Title to Properties

     Detailed title examinations were performed for many of the Company's properties in 1997 in conjunction with the establishment of the Company's bank credit facility, and title opinions were issued. The Company believes it holds valid title on all its properties, free and clear of any liens or encumbrances except for encumbrances described herein. Title opinions are obtained on newly acquired properties as of the date of the closing. As is customary in the oil and gas industry, the Company performs only a perfunctory title examination at the time exploratory oil and gas properties are acquired. Prior to the commencement of drilling operations, a thorough title examination of the drillsite and any pass-through parcels is conducted and any significant defects are remedied before proceeding with operations. All of the Company's producing leasehold interests have been pledged to secure the Company's bank Credit Facility. Transfers of many of the Company's properties are subject to various restrictions.

Office Facilities

     In February 1996, the Company relocated its headquarters to Houston, Texas. Prior to that, the Company leased office space in Agoura Hills, California. The lease in Agoura Hills, California expires in 1999. On February 13, 1996, the Company entered into an agreement with Animation Magazine to sublease the Agoura Hills office space, under terms and conditions identical to those contained in the Company's lease with its landlord, for the balance of the term of Fortune's lease. At its present location Fortune occupies approximately 5,400 square feet of office space under a lease agreement with a term of 5 years. (See note 8 of notes to the Financial Statements)

COMPETITION

     The principal resources necessary for the exploration for, and the acquisition, development, production and sale of, oil and gas are: leasehold prospects under which oil and gas reserves may be discovered; drilling and other service contractors to evaluate and explore for such reserves; and knowledgeable personnel to conduct all phases of oil and gas operations. The Company must compete for such resources with both major companies and independent oil and gas operators. Each of these resources is currently in high demand. Many of the companies with whom Fortune competes for these resources are better equipped to acquire them. There is no assurance that the Company will be able to acquire any portion of these resources in a timely and economical manner.

EMPLOYEES

     As of February 28, 1998, the Company employed eight persons, all in management and administration. In addition, the Company utilizes the services of outside consultants in certain technical aspects of the Company's business. Fortune utilizes these consultants to aid in the evaluation of Company projects and to evaluate oil and gas assets for potential acquisitions.

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

     The Company has never had a material environmental problem, but if a property in which Fortune has an interest is found to be contaminated, the Company could be required to participate in a "clean up" program. Such a clean up, depending on its magnitude and the Company's ownership interest therein, could require undetermined amounts of capital and exceed the Company's ability to pay. The Company has obtained insurance against oil spills providing $11,000,000 of coverage with a $5,000 deductible for such hazards.

     The operations of oil and gas properties covered by leases in which the Company has or may acquire an interest will require compliance with spacing and other conservation rules of various state commissions and of the United States Geological Survey and the Bureau of Land Management with respect to federal oil and gas acreage. State conservation laws regulate the rates of production from oil and gas wells for the purpose of ensuring maximum production of the resource. Such regulations may require the Company to produce certain wells at less than their maximum flow rate. For example, production from the East Bayou Sorrel Schwing #1 well is currently restricted to approximately 1,400 Bbl of oil per day because of such a state mandated restriction. (See "Business and Properties - Significant Properties and Activities - East Bayou Sorrel Field, Iberville Parish, Louisiana.")

     State law also governs the apportionment of production among property owners and producers where numerous wells may be producing from a single reservoir (referred to as unitization proceedings). Rulings in unitization proceedings may allocate production in a particular reservoir in a manner that decreases the Company's share of production. For example, the Company's working interest in certain reservoirs in the East bayou Sorrel field was reduced from 12.9% to 12.2% as a result of such unitization rulings.

     Other regulations prevent the Company from freely conducting operations at all times during the year, such as those which protect the whooping crane habitat which forms a portion of the Company's Espiritu Santo Bay prospect. There is no assurance that laws and regulations enacted in the future will not adversely affect the Company's exploration for or production and marketing of oil and gas. From time to time, proposals are introduced in Congress or by the Administration that could affect the Company's oil and gas operations.

ITEM 3.   LEGAL PROCEEDINGS

     On March 26, 1996, Fortune was served with a lawsuit which had been filed in the Federal District Court in Delaware by one of the purchasers of Fortune common stock in an offering in December 1995 under Regulation S of the Securities Act. Under the terms of the subscription agreement pursuant to which the plaintiff acquired his shares, he was entitled to receive additional shares of Fortune stock if the market price fell below a stated level during a specified period following the 40-day holding period prescribed by Regulation S. Fortune contested this action, believing that the plaintiff either participated in a scheme to unlawfully manipulate the market price of the Common Stock or benefited from such manipulation by others. On February 3, 1997, the plaintiff voluntarily dismissed the complaint without prejudice, and the court ordered the return to Fortune of shares of Common Stock that had been voluntarily placed in escrow by Fortune. Management does not anticipate that the action will be refiled.

     On April 16, 1996, Fortune was advised that two other buyers in the same offering had filed similar suits in Federal District Court in New York. Fortune responded to the suits, admitting that the stock price declined but alleged that suspicious trading activity in Fortune stock occurred immediately prior to and during the time period in which the additional-share allocation was computed. Fortune believes that it has discovered evidence of active market manipulation in the Common Stock by these plaintiffs; accordingly, it has commenced a countersuit for damages suffered by the Company and its shareholders as a result of these acts and has also received leave of court to add third-party defendants whose actions furthered this market manipulation. Fortune intends to continue to vigorously defend plaintiffs' actions and prosecute its own counterclaims. Discovery is continuing in these cases and a consolidated trial is expected in 1998.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None during the fourth quarter of 1997.

                                     PART II

ITEM 5 .   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table sets forth the high and the low closing prices of the Common Stock and certain publicly traded warrants of the Company on the American Stock Exchange ("AMEX") for the periods indicated.

                                         Common Stock              Warrants
                                      -------------------   -------------------
                                        High       Low        High       Low
                                      --------   --------   --------   --------
  1996
     First Quarter ................   $5         $2         $3  3/16   $1   3/8
     Second Quarter ...............    4          2   5/8    3          1   3/8
     Third Quarter ................    3 11/16    2   1/4    2   3/8    1   1/4
     Fourth Quarter ...............    3   1/2    2   1/4    1   3/4    1

   1997
     First Quarter ................    3   1/4    2   1/4    1   7/8    1
     Second Quarter ...............    2  7/16    1   5/8    1             7/16
     Third Quarter ................    2   1/2    1  9/16        3/4        1/2
     Fourth Quarter ...............    3  3/16    2   3/8    1   3/8        1/2

   1998
     First Quarter
      (through February 27)........    2   5/8    1  9/16       7/16       3/16


     At February 27, 1998 the closing price of the Common Stock was $1.875 per share and the closing price for the warrants was $0.375 per warrant. At January 30, 1998, there were 12,129,167 shares of the Company's Common Stock outstanding held of record by approximately 3,000 stockholders. The Company has not paid dividends on its Common Stock and does not intend to pay such dividends in the foreseeable future. Under the Company's line of credit, the Company may not pay dividends on its capital stock without the prior written consent of its lending bank.

     On February 12, 1997, the Company commenced a voluntary exchange offer of its outstanding publicly traded Common Stock purchase warrants and certain private warrants (collectively referred to herein as the Old Warrants) for new private warrants. The Old Warrants include 1,917,000 publicly traded warrants and rights to purchase 63,000 warrants through exercise of representatives' units currently held by certain unitholders, all of which expire September 28, 1998. Under the terms of the exchange offer, holders of the Old Warrants will have until March 31, 1998, subject to extension at the Company's sole discretion, to exchange their Old Warrants for an equal number of new private warrants that expire September 28, 1999. The new private warrants will not be listed for trading, are restricted from transfer and do not contain the same anti-dilution provisions as the Old Warrants. Otherwise, the new private warrants generally contain the same terms and conditions as the Old Warrants. The Company will not receive any proceeds as a result of this exchange offer.

     On December 1, 1997, Fortune completed a private placement of 12% Convertible Subordinated Notes due December 31, 2007 (the "Notes"). An aggregate of $3,225,000 principal amount of Notes was sold and the Company received $2,815,000 of net proceeds after offering expenses and commissions. The Notes were sold to a group of accredited investors under a placement agreement with J. Robbins Securities L.L.C. The offering of the Notes was conducted under Regulation D of the Securities Act of 1933. The facts relied upon are those set forth in Rule 506 of Regulation D.

ITEM 6.  SELECTED FINANCIAL DATA

     The following Summary Condensed Financial Data for each of the years in the five-year period ended December 31, 1997, are derived from, and qualified by reference to, the Company's audited financial statements, appearing elsewhere herein. The Selected Financial Data should be read in conjunction with the financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7.

            (dollars and shares in thousands, except per share data)

                                                                               Years Ended December 31,
                                                              ----------------------------------------------------------
                                                                 1997        1996        1995       1994         1993
                                                              ----------  ----------  ----------  ----------  ----------
     Statement of Operations Data:
          Total Revenues ..................................   $    4,005  $    4,040  $    3,143  $    3,397  $    2,834
          Loss on sale of oil and gas properties ..........          --          --        3,607         --          --
          Impairment to oil and gas properties ............        3,650         --          --        3,347       2,993
          Net Loss ........................................       (5,958)     (1,330)     (5,876)     (4,453)     (3,703)
          Net Loss per share ..............................        (0.49)      (0.12)      (0.90)      (1.69)      (2.09)
          Net weighted average shares outstanding .........       12,086      11,351       6,556       2,639       1,773

     Operating Data:
          Net Production:
              Oil, condensate and
                gas liquids (Bbl) .........................       87,000      57,000      92,000      88,000      79,000
              Gas (Mcf) ...................................      821,000   1,038,000     909,000   1,017,000     724,000
              Gas equivalent (MCFE) .......................    1,343,000   1,383,000   1,461,000   1,542,000   1,196,000
          Average Sales Price:
              Oil, condensate and
                gas liquids ($ per Bbl) ...................   $    19.04   $   20.24   $   14.66   $   14.14   $   14.33
              Gas ($ per Mcf) .............................         2.66        2.56        1.77        2.09        2.28



                                                                                December 31,
                                                              ----------------------------------------------------------
                                                                 1997        1996        1995       1994         1993
                                                              ----------  ----------  ----------  ----------  ----------
     Balance Sheet Data:
          Total Assets ....................................   $   12,626  $   16,335  $   17,800  $   10,066  $   10,429
          Total Debt ......................................        3,775       2,933       4,897       7,123       3,003
          Net Stockholders' Equity ........................        8,053      13,037      12,314       2,130       6,588

     Reserves:
          Estimated Net Proved Reserves(1):
              Oil and condensate (MBbl) ...................          257         249         347       1,647         813
              Gas (Bcf) ...................................          3.2         3.5         5.9         5.9         5.6
          Estimated future net revenues before
            income taxes ..................................   $    8,410  $   14,112  $   12,600  $   15,932  $   12,835
          Present value of estimated future
            net revenues before income taxes
            (discounted at 10% per annum) .................   $    6,503  $   10,820  $    8,942  $    8,148  $    8,554


 (1) Estimates of oil and gas reserves are based in part on the sales price at December 31 of the respective year. To the extent that the cost of producing the oil and gas, plus applicable taxes, from any particular property exceeds the sales price, the quantity of proved reserves is reduced. (See Items 1 and 2. Business and Properties - Oil and Gas Operations - Oil and Gas Reserves.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     All of the Company's operating revenues are derived from the production and sale of oil and gas. Prior to mid-1994, the Company was principally engaged in the purchase and production of oil and gas reserves, primarily in California. In mid-1994, the Company changed its business strategy and now concentrates in exploration projects onshore and offshore Louisiana and Texas and in the related transition zone.

     Operating revenues increased slightly from 1996 to 1997, primarily because production from the East Bayou Sorrel exploration success more than offset depletion declines and the reduced revenues from the effect of selling a portion of South Timbalier Block 76 in early 1996. In 1996 the Company sold its California properties, but 1996 revenues increased from 1995 as production from the South Timbalier Block 76 acquired in late 1995 contributed to revenues for a full year.

     Results in 1997 were adversely affected by substantial impairments to oil and gas properties, debt conversion expense and stock offering costs. Results in 1995 were adversely affected by a substantial loss on sale related to the Company's California properties. No such loss or expense was recorded in 1996. General and administrative expense increased significantly in 1996 because of the addition of executive personnel and litigation costs. The Company anticipates that general and administrative expense may increase further as the scope of the Company's oil and gas exploration activities are expanded in future years.

     The Company experienced substantial net losses in 1997 and 1995 primarily attributed to the items described above, and a smaller net loss in 1996. Operations contributed cash in 1996 and 1997, primarily due to relatively high gas prices and/or increases in production, but consumed cash in 1995 because of low gas prices during early 1995 and the shut-in of one of the Company's primary California properties. Substantial sales of equity securities in 1995 resulted in significant increases in the weighted average shares outstanding in 1996. Net loss per share decreased in 1996 as a result of a decrease in the net loss from operations and an increase in the weighted average shares outstanding.

     The Company made substantial net investments in oil and gas properties in 1997 and 1995, and a somewhat smaller net investment in 1996. For the three years 1995 through 1997, the Company's primary sources of capital have been the sale of equity and proceeds from the sale of the California properties. During this same period, the Company reduced its total debt by $3.3 million (almost
50%) and, as a result of restructuring its borrowing relationships, significantly increased the maturity of its remaining debt obligations. The Company believes that it has adequate capital resources to satisfy its obligations over the short term. The Company also believes that its operating cash flow will increase as a result of successful exploitation of its inventory of projects and prospects and that this increased cash flow will be the basis for future Company growth. However, there can be no assurance that Fortune will be successful in exploiting any of its projects. In the event that Fortune's operating cash flow does not increase significantly, or Management determines to accelerate the growth plans for the Company, the Company will continue to require equity and debt financing for additional capital.

RESULTS OF OPERATIONS

Years ended December 31, 1997 and 1996

     Fortune had a net loss of $6.0 million in 1997 compared to a net loss of $1.3 million in 1996. The increased net loss in 1997 is primarily attributable to the following 1997 items: $3.7 million non-cash impairments to oil and gas properties, a $316,000 non-cash debt conversion expense incurred in connection with closing the Company's 1992 Debenture exchange offer in February 1997 and $323,000 of stock offering costs expensed as a result of the Company withdrawing a proposed public offering in April 1997. (See notes 2 and 5 to the Financial Statements.)

     Net oil and gas revenues increased slightly in 1997 compared to 1996. 1996 revenues included revenues from the Company's California properties that were sold in February and March 1996 and a higher ownership interest at South Timbalier Block 76 through March 1996. On March 8, 1996, the Company sold 25% of its interest in the South Timbalier Block 76 for $940,000 pursuant to a preexisting option agreement. 1997 revenues were adversely affected by shutting in the South Timbalier Block 76 well from March 24, 1997 to April 19, 1997 for a workover. The same well was also shut in from April 29, 1996 to June 15, 1996 for a prior workover. Offsetting these decreases was the commencement of production at East Bayou Sorrel from permanent production facilities in January 1997. The second well at East Bayou Sorrel was completed and placed on production on June 23, 1997. A third well at East Bayou Sorrel is currently being tested.

     Oil production increased 52% in 1997 compared to 1996 as a result of the Bayou Sorrel discovery. Gas production decreased 21% in 1997 versus 1996, primarily because of the reduced ownership interest in 1997 in South Timbalier Block 76, as discussed above, and natural depletion on the Company's properties.

     Gas prices for the Company's production averaged $2.66 per Mcf in 1997 as compared to $2.56 per Mcf in 1996. Oil prices averaged $19.04 per Bbl in 1997 compared to $20.24 per Bbl in 1996.

     Production and operating expenses decreased by $78,000 (7%) in 1997 compared to 1996. The decrease results primarily from the Company's sale of its relatively expensive-to-operate California properties in early 1996. Both 1997 and 1996 were adversely affected by the workovers at South Timbalier Block 76 that cost approximately $360,000 in 1997 and $300,000 in 1996.

     Interest expense decreased by $39,000 (9%) for 1997 compared to 1996 due to the lower average debt balance for most of 1997. The Company's debt balance increased during the fourth quarter of 1997 and the company expects to incur higher interest expense in 1998 compared to 1997. (See "- Liquidity.")

     The Company's provision for depletion, depreciation and amortization (DD&A) increased to $1.62 per MCFE in 1997 compared to $1.14 per MCFE in 1996 because of higher average property costs and lower average proved reserves in 1997.

     The Company is aware of the issues associated with the inability of many computer systems worldwide to recognize dates beyond December 31, 1999 and that a failure to correct this problem could result in significant disruption to those systems. The Company has reviewed its internal and accounting systems and believes that they are "year 2000 compliant." Although the Company believes that these issues will not adversely impact its operations, there can be no assurance that disruption or expenses will not occur as a result of the inability of the Company's vendors or customers to deal with this problem on a timely basis. The Company will continue to monitor the status of these issues to determine the impact, if any, on its operations.

Years ended December 31, 1996 and 1995

     Fortune had a net loss of $1.3 million in 1996 compared to a net loss of $5.9 million in 1995. The higher net loss in 1995 is primarily attributable to a $3.6 million loss on the sale of the California properties.

     Net revenues from sales of oil and gas increased 29% to $3.8 million for 1996 compared to 1995. The increase resulted primarily from the combination of higher gas prices and a full year of production from South Timbalier Block 76. The 1995 production was adversely affected by a 5 1/2 month shut down of the Company's Hopper Canyon, California oil field due to storm damage. Although 1996 revenues were up, they were adversely affected by a two month shut down of the Company's South Timbalier Block 76 well due to a mechanical failure in the second quarter of 1996. This well accounted for about 50% of the Company's oil and gas revenues in 1996. The Company incurred approximately $300,000 in workover costs to repair the problem, most of which was expensed as production and operating expense in June and July 1996.

     Gas prices for the Company's production averaged $2.56 per Mcf for 1996 as compared to $1.77 per Mcf for 1995. Oil prices averaged $20.24 per Bbl in 1996 compared to $14.66 per Bbl in 1995. These higher average prices contributed to the increase in revenues.

     Production and operating expenses decreased by $342,000 (23%) in 1996 compared to 1995 despite the expense of the South Timbalier workover discussed above. The decrease in operating expenses resulted primarily from the Company's sale of its California properties in early 1996.

     In 1996, Fortune's general and administrative expenses increased by $712,000 (59%) over 1995. The increase was due primarily to higher legal fees resulting from certain litigation, costs incurred in the sale of the Company's California properties, increased shareholder reporting expense and increased personnel expense. The Company also incurred non-recurring office relocation and severance costs of $216,000 during 1996 in connection with the Company's move to Houston. Interest expense decreased by $435,000 (50%) for 1996 compared to 1995 due to the lower debt balance in 1996. The lower depletable property balance, resulting from the 1995 sale of the California properties recorded in December 1995, led to a decrease in the Company's provision for depletion, depreciation and amortization of $193,000 (11%) in 1996 as compared to 1995. Depletion, depreciation and amortization decreased from $1.22 per MCFE in 1995 to $1.14 per MCFE in 1996.

LIQUIDITY

Cash Balance and Working Capital

     Although the Company's cash balance decreased from 1996 to 1997, working capital increased significantly to $1,376,000 at December 31, 1997 compared to $276,000 at December 31, 1996. Refinancing the Company's bank debt in July 1997 and completing a convertible subordinated debt offering in December 1997 were major contributing factors to this increase in working capital. During 1997, operating activities and financing activities were providers of cash while investing activities were net users of cash.

Cash Flows from Operating Activities

     Fortune's net cash flow provided by operating activities increased in 1997 to $1,379,000 as compared to $607,000 in 1996. Changes in accounts receivable and accounts payable were significant components of these net cash flow amounts in both years. Accounts payable increased in 1997 as a result of increased exploration activity and accounts receivable decreased in 1997 primarily as a result of lower year-end prices. Before considering changes in asset and liability accounts, net operating cash flow still increased in 1997 to $755,000 compared to $391,000 in 1996. The absence of corporate relocation costs in 1997 and lower interest and production and operating expense in 1997 contributed to this increase. The Company's 1996 exploratory discovery at East Bayou Sorrel, Iberville Parish, Louisiana had no impact on the Company's revenues in 1996. Its impact on 1997 production was partially offset by the items discussed in the 1997 operating results section above. The third well at East Bayou Sorrel is currently being tested.

     Fortune's cash flow provided by operating activities increased for 1996 to $607,000 as compared to an operating cash flow deficit of $(744,000) for 1995. This increase resulted from higher gas prices and higher gas production in 1996 as discussed above. Fluctuations in current asset and liability accounts also contributed to the variance. Cash flow in 1996 was adversely affected by the shut-in of the South Timbalier Block 76 well for over two months in the second quarter of 1996, resulting in a loss of revenues from the well, and workover expenses incurred to bring the well back on production.

CAPITAL RESOURCES

Cash Used in Investing Activities - Capital Expenditures

     Capital expenditures funded with cash for the years ended December 31, 1997, 1996 and 1995 were $4.9 million, $3.2 million and $5.7 million, respectively. 1997 capital expenditures consisted primarily of $2.5 million for 3D seismic and leases at Espiritu Santo Bay; $1.5 million for development at East Bayou Sorrel and $0.4 million for the acquisition of an additional interest at East Bayou Sorrel. 1996 capital expenditures were primarily for four exploratory wells (East Bayou Sorrel, Lirette, DABM and South Lake Arthur) and continued lease and seismic acquisition offshore Louisiana. Capital expenditures for 1995 were principally attributable to capital expended to acquire, explore and develop the Company's New Mexico, LaRosa and AWP properties; begin the acquisition of seismic and leases offshore Louisiana; acquire South Timbalier Block 76 for $2.2 million; and drill the exploratory well at Aurora.

     In June 1997, Zydeco returned to the Company $2.2 million of exploration venture cash under the terms of the venture agreement, as discussed in note 2 to the Financial Statements. The cash was previously reported on the Company's balance sheet as restricted cash in "Other Assets." The Company also received $1.2 million for the sale of the California properties that was used to retire debt in February 1996 and $940,000 for the sale of 25% of its interest in South Timbalier Block 76. (See "Business and Properties - Exploration Activities" and " -- Property Acquisition Activities.")

     Fortune's net capital  expenditures  for its  acquisition,  exploration and development activities in 1998 are currently estimated to range from approximately $1.5 to $4.0 million, depending on the Company's capital resources. The Company intends to provide for these expenditures with its available cash, its cash flow from operations and, to the extent approved in advance by the bank, its bank credit facility. Should funds not be available to the Company as required for participation in the projects, the Company can reduce its working interest share of the projects. Should the Company's working interest in exploration projects be reduced, the Company would not derive as great a benefit in the event of an exploration success.

Cash Flows from Financing Activities -

     - Outstanding Debt and Debt Reduction

     The Company borrowed $3.3 million of new debt in 1997 while reducing other debt by $1.8 million. In connection with issuing new debt, the Company significantly increased the maturity of its debt, $0.6 million of which is due in 1999 and the remaining $3.2 million of which is due in 2007. At the beginning of 1997, all of the Company's debt was due in 1997. Total debt at December 31, 1997 stood at $3.8 million, $3.2 million of which is subordinated convertible debt. Furthermore, this represents a significant decrease in debt since January 1, 1995 when debt stood at $7.1 million.

     - Convertible Subordinated Notes due December 31, 2007

     On December 1, 1997, Fortune completed a private placement of 12% Convertible Subordinated Notes due December 31, 2007 (the "Notes"). An aggregate of $3,225,000 principal amount of Notes was sold and the Company received $2,815,000 of net proceeds after offering expenses and commissions. The Notes were sold to a group of accredited investors under a placement agreement with J. Robbins Securities L.L.C.

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

     The net proceeds of the private placement were used to refinance existing debt and for general corporate purposes. On December 5, 1997, using the proceeds of the Notes offering, the Company redeemed the remaining outstanding balance of $1,028,000 of the Company's Debentures due December 31, 1997. In addition, $315,000 of net proceeds of the Notes offering were used to reduce the borrowings under the Company's credit facility with Credit Lyonnais.

     - Credit Facility

     Prior to July 1997, the Company's bank debt was incurred under a $10 million secured master revolving credit facility with Bank One, Texas, N.A. ("Bank One") which had been in place since January 14, 1994. The Bank One credit facility was a reserve-base borrowing facility secured by substantially all of the Company's proved oil and gas reserves. The Bank One facility contained various financial covenants, was due October 1, 1997, bore interest at 1.5% over Bank One's prime rate and required monthly principal payments of $75,000. On July 11, 1997, the Company refinanced its debt under the Bank One credit facility by entering into a $20 million credit facility with Credit Lyonnais New York Branch ("Credit Lyonnais"). The Credit Lyonnais facility is due July 11, 1999, and can be extended for one year upon mutual consent. Under the new credit facility, the Company may initially borrow up to a pre-determined borrowing base, for general corporate purposes at either 1.25% above Credit Lyonnais' base rate or 4% above LIBOR. The borrowing base, currently set at $2.0 million, was calculated based upon the Company's July 1, 1997 oil and gas reserves and is subject to semi-annual review. The unused portion of the borrowing base, which is currently approximately $1.4 million, is to be used only for acquisitions of producing properties or development projects approved in advance by Credit Lyonnais. The Company is also required to pay a commitment fee of 0.5% on the unused portion of the borrowing base. The Credit Lyonnais facility is secured by a mortgage on all of the Company's existing proved oil and gas properties.

     - Debentures

     On February 26, 1997, the Company closed an exchange offer for the Convertible Subordinated Debentures due December 31, 1997 (the "Debentures") which resulted in $697,000 principal amount of Debentures being exchanged for 218,858 shares of Common Stock and 174,250 Common Stock Warrants. Consequently, the balance due on the Debentures at December 31, 1997 was $1,028,000. This remaining balance was repaid on December 5, 1997 with proceeds from the Notes offering discussed above.

     In connection with the February 1997 exchange of Debentures for Common Stock and Common Stock warrants, the Company recorded a non-cash debt conversion expense of approximately $316,000 during the first quarter of 1997. The non-cash debt conversion expense represents the difference between the fair market value of all of the Common Stock and warrants issued in connection with the exchange offer and the fair market value of the lower number of shares of Common Stock that could have been issued upon the conversion of the Debentures under the 1992 Indenture prior to the exchange offer.

     - Cash Provided from Equity Transactions

     Fortune's primary source of capital during 1996 and 1995 was stock offerings and the exercise of warrants and options. In December 1996, the Company received net proceeds of approximately $1.1 million from the sale of 412,000 shares of Common Stock at a price of $3.00 per share in a private placement. On December 11, 1995, the Company received approximately $3.3 million of net proceeds in a private placement of 1,321,117 shares of Common Stock. The proceeds were used to acquire a producing property and for general corporate purposes. (See "Description of Business - Property Acquisition Activities - South Timbalier Block 76 Acquisition.")

     On June 30, 1995, the Company closed an underwriting of 4,100,000 shares of Common Stock at a price of $2.00 per share. On July 5, 1995, the underwriters exercised their over-allotment option for an additional 500,000 shares. The
Company netted approximately $8.1 million after deduction of underwriting discounts and costs of the offering. In February 1995, the Company netted $795,000 in a private placement of Common Stock. The proceeds were used to fund the initial contribution to the joint venture with Zydeco. (See "Business and Properties - Significant Properties and Activities - Joint Venture with Zydeco.")

Oil and Gas Prices and Reserves

     The price Fortune receives for its oil and gas production is influenced by conditions outside of Fortune's control. (See " - Forward Looking Statements - Volatility of Oil and Gas Prices".) Following is a summary of the average prices the Company was receiving for its oil and gas production as of the dates indicated:

                                        As of February     As of December 31,
                                    --------------------  --------------------
                                       1998      1997        1996       1995
                                    ---------  ---------  ---------  ---------
     Oil price per Bbl ........     $   14.70  $   16.90  $   22.79  $   16.10
     Gas price per MCF ........          2.10       2.60       4.04       2.32


     The Company's December 31, 1997 oil and gas reserve report prepared by Huddleston & Co. Inc., of Houston, Texas, its independent petroleum engineers, indicated a net present value, discounted at 10%, of the Company's proved reserves equal to $6.5 million at December 31, 1997, compared to a $10.8 million discounted value at December 31, 1996. Of that total value, the proved developed producing wells had a discounted present value of $3.4 million at December 31, 1997 compared to $6.3 million at December 31, 1996. The decrease in the present value of the reserves is primarily attributable to significantly lower oil and gas prices at year-end 1997 versus 1996. Total net proved reserves at December 31, 1997 were 257,000 Bbls of oil and 3.2 Bcf of gas compared to 249,000 Bbls of oil and 3.5 Bcf of gas at December 31, 1996. (See "Business and Properties - Exploration Activities.")

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components. The components of comprehensive income refer to revenues, expenses, gains and losses that are excluded from net income under current accounting standards, including foreign currency translation items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. SFAS 130 requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed in equal prominence with the other financial statements; the total of other comprehensive income for a period is required to be transferred to a component of equity that is separately displayed in a statement of financial position at the end of an accounting period. SFAS 130 is effective for both interim and annual periods beginning after December 15, 1997. The Company does not believe that this SFAS will have any significant impact on its financial statements.

       In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way public enterprises are to report information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for periods beginning after December 15, 1997. The Company does not believe that this SFAS will currently result in any significant new disclosures in its financial statements.

FORWARD LOOKING STATEMENTS

     This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be found in this section, under Items 1 and 2. Business and Properties and elsewhere. Forward looking statements include, among others, statements regarding: future oil and gas production and prices, future exploration and development spending, future drilling and operating plans, reserve and production potential of the Company's properties and prospects, the Company's strategy and the Company's competitive and regulatory environment. Actual events or results could differ materially from those discussed in the forward-looking statements as a result of various factors including, without limitation, the factors set forth below and elsewhere in this annual report.

     Exploration Risks. The business of exploring for and, to a lesser extent, of acquiring and developing oil and gas properties is an inherently speculative activity that involves a high degree of business and financial risk. Although available geological and geophysical information can provide information with respect to a potential oil or gas property, it is impossible to determine accurately the ultimate production, if any, which will result from a particular property or well.

     Dependence on Limited Number of Wells. Over 70% of the Company's oil and gas revenues, cash flow and proved oil and gas reserves is currently accounted for by three wells, the South Timbalier Block 76 well and the two East Bayou Sorrel wells. The South Timbalier Block 76 well was recently shut-in for repairs and was shut-in for over two months during 1996 as the result of a mechanical failure. A significant curtailment or loss of production from these wells for a prolonged period before the Company could replace the reserves through new discoveries or acquisitions would have a material adverse effect on the Company's future operating results and financial condition.

     Volatility of Oil and Gas Prices. The Company's revenues, profitability and future rate of growth are substantially dependent upon prevailing market prices for oil and gas, which can be extremely volatile. In addition to market factors, actions of state and local agencies, the United States and foreign governments, and international cartels affect oil and gas prices. All of these factors are beyond the control of the Company. These external factors and the volatile nature of the energy markets make it difficult to estimate future prices of oil and gas. The average gas prices received by the Company were $2.66, $2.56 and $1.77 per Mcf in 1997, 1996 and 1995, respectively. The average oil prices received by the Company were $19.04, $20.24 and $14.66 per Bbl in 1997, 1996 and 1995, respectively. As of February 1998, the Company was receiving an average of approximately $2.10 per Mcf for its gas production and $14.70 per Bbl for its oil production. These current prices represent declines from December 1997 prices and the Company expects further price declines through the spring and summer of 1998.

     Uncertainty of Estimates of Proved Reserves and Future Net Revenues. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the producer. The reserve data set forth in this annual report represent only estimates. Estimating quantities of proved reserves is inherently imprecise. Such estimates are based upon certain assumptions about future production levels, future gas and oil prices and future operating costs made using currently available geologic engineering and economic data, some or all of which may prove to be incorrect over time. Estimates of the economically recoverable oil and gas reserves attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of future net cash flows expected therefrom, prepared by different engineers or by the same engineers at different times, may vary substantially. As a result of changes in these assumptions that may occur in the future, and based upon further production history, results of future exploration and development, future gas and oil prices and other factors, the quantity of proved reserves may be subject to downward or upward adjustment. In addition, the estimates of future net revenues from proved reserves of the Company and the present value thereof are based on certain assumptions about future production levels, prices, and costs that may not prove to be correct over time.

     Operating and Weather Hazards. The cost of drilling, completing and operating wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including unexpected drilling conditions, equipment failures or accidents and adverse weather conditions. The Company's operations are subject to all of the risks normally incident to the operation and development of oil and gas properties and the drilling of oil and gas wells, including encountering unexpected formations or pressures, corrosive or hazardous substances, mechanical failure of equipment, blowouts, cratering and fires, which could result in damage or injury to, or destruction of, formations, producing facilities or other property, or could result in personal injuries, loss of life or pollution of the environment. Any such event could result in substantial loss to the Company that could have a material adverse effect on the Company's financial condition. In 1996 and 1997, the Company experienced mechanical failures of downhole equipment at the Company's South Timbalier Block 76 well. As a result of these equipment failures, the well was shut in for approximately two months in 1996 and one month in 1997, and the Company incurred significant repair costs. (See "Business and Properties - Significant Properties and Activities - South Timbalier Block 76.") Although such operational risks and hazards may to some extent be minimized, no combination of experience, knowledge and scientific evaluation can eliminate the risk of investment or assure a profit to any company engaged in oil and gas operations.

     Additional factors. Additional factors that could cause actual events to vary from those discussed above and elsewhere in this annual report include, among others: loss of key company personnel; adverse change in governmental regulation; inability to obtain critical supplies and equipment, personnel and consultants; and inability to access capital to pursue the Company's plans.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted beginning at page 40.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON AUDITING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The directors and executive officers of the Company are as follows:


                                           Director
         Executive Officer           Age     Since                       Title
 -------------------------------     ---   --------    ------------------------------------------------
 Tyrone J. Fairbanks............      41     1991      President, Chief Executive Officer, and Director
 Dean W. Drulias(1).............      51     1990      Executive Vice President, General Counsel,
                                                         Corporate Secretary and Director
 J. Michael Urban...............      44      --       Vice President, Chief Financial Officer and
                                                         Assistant Secretary
 John L. Collins................      53      --       Vice President of Investor Relations
 Graham S. Folsom(2)............      40     1992      Director
 William T. Walker, Jr.(1)......      66     1993      Director
 Barry Feiner(1)................      63     1995      Director
 Gary Gelman(2).................      32     1995      Director
 Daniel Shaughnessy(2)..........      47     1997      Director

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

     Dean W. Drulias was hired effective October 16, 1996 as Executive Vice President and General Counsel. Prior to his employment by the Company, Mr. Drulias was a stockholder of and a practicing attorney at the law firm of Burris, Drulias & Gartenberg, a Professional Corporation, Los Angeles, California, which served as counsel to the Company since its incorporation in May 1987. He had practiced law in the Los Angeles area since 1977, specializing in the areas of energy, environmental and real property law. Mr. Drulias is a member of the State Bars of California and Texas.

     J. Michael Urban was hired effective March 11, 1996 as the Company's Vice President and Chief Financial Officer. Mr. Urban previously served as Vice-President, Finance with Norcen Explorer, Inc. ("Norcen"), a Houston based oil and gas company with operations primarily in the Gulf of Mexico. Norcen is a wholly owned subsidiary of Norcen Energy Resources Limited, a Canadian public company. Mr. Urban had been with Norcen since March 1986. Mr. Urban is also a director of Community Bank, a private commercial bank located in the Houston area. Mr. Urban received his B.B.A. in Accounting from the University of Texas in 1976 and has been a Certified Public Accountant in the State of Texas since 1978.

     John L. Collins was hired effective May 30, 1995 as the Company's Vice President of Investor Relations. Mr. Collins formerly served as Vice President of Investor Relations with Texas Meridian Resources Corporation, a Texas based oil and gas company, a position he held from January 1991 until his resignation to join Fortune in May 1995. Mr. Collins became a registered representative in 1970 and spent approximately 20 years in the securities industry.

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

     William T. Walker, Jr. founded Walker Associates, a corporate finance consulting firm for investment banking, in 1985 and has participated in or been instrumental in completing over $250 million in public and private offerings since its inception. He also serves on the board of directors of Go Video, Inc.
(AMEX) and Aviation Distributors, Inc. (NMS).

     Barry Feiner is a member of the Bar of the State of New York. He has practiced law in the State of New York since 1965. His practice concentrates on the areas of corporate and securities law. Prior to beginning private practice, Mr. Feiner served on the staff of the Securities and Exchange Commission. He is Chairman of the Company's Compensation Committee. Mr. Feiner also serves on the board of directors of Intile Design, Inc. Mr. Feiner represented the placement agent with respect to certain legal matters relating to the 1997 offering of the Notes. Furthermore, Mr. Feiner serves as legal counsel to Mr. Blank, managing director for the placement agent for the 1997 Notes offering and a beneficial owner of more than 5% of the Company's stock. (See "Item 13 - Certain Relationships and Related Transactions.")

     Gary Gelman has served as president of GAR-COR Holding Corporation, a real estate management and brokerage firm, since 1989. Mr. Gelman is a principal of and serves as a loan consultant for National Bank of New York City.

     Daniel R. Shaughnessy is a geologist and geophysicist. He is the founder and president of Interpretation3, a company that specializes in interpretation of 2D and 3D seismic data. His firm provides consultation services to Fortune. Prior to organizing Interpretation3, Mr. Shaughnessy served as a consultant with Interactive Exploration Solutions, Inc. (INXES) for approximately one year. For most of the period from 1980 through 1993, he worked for Mobil Oil, most recently as Exploration Supervisor in Louisiana. (See "Business and Properties - Strategy".)

ITEM 11.   EXECUTIVE COMPENSATION

     The following table lists the total compensation paid by the Company to persons who served in the capacity of chief executive officer during the periods indicated and to the three other executive officers whose combined 1997 salary and bonus exceeded $100,000:

                           SUMMARY COMPENSATION TABLE


                                                                               Long Term Compensation
                                                                       -------------------------------------
                                             Annual Compensation                 Awards            Payouts
                                         ----------------------------  ---------------------------  --------
                                                                       Restricted    Securities
                                                                          Stock      Underlying     LTIP       All Other
      Name and Principal                 Salary     Bonus     Other(1)     Awards  Options/Warrants  Payouts  Compensation
           Position             Year       ($)       ($)        ($)        ($)          (No.)          ($)          ($)
----------------------------    ----     -------    ------    ------   ----------  ----------------  -------   -----------
Tyrone J. Fairbanks.........    1997     155,833    17,500     35,309       -          120,000        -            4,748
  President and CEO             1996     150,000         -     20,934       -           80,000        -            3,000
                                1995     125,000    25,000          -       -          105,599        -                -

Dean W. Drulias.............    1997     125,000     3,000          -       -           75,000        -            4,750
  Executive Vice President      1996      26,291       250          -       -           56,000(2)     -            1,643

J. Michael Urban............    1997     120,000     5,000          -       -          100,000        -            4,750
  Chief Financial Officer       1996      97,308         -          -       -           55,000(3)     -            4,750



(1) Amounts include automobile expenses and loan forgiveness, but are shown only if such amounts exceed 10% of the total annual salary and bonus.

(2) The figure shown reflects the issuance to Mr. Drulias of 20,000 stock purchase warrants exercisable at $2.75 per share (the market price of the Common Stock on October 16, 1996, the date of issue) and expiring on October 16, 2001.

(3) The figure shown reflects the issuance to Mr. Urban of 35,000 stock purchase warrants exercisable at $2.5625 per share (the market price of the Common Stock on March 11, 1996, the date of issue) and expiring on March 11, 2001.

     The following table lists the outstanding options held on December 31, 1997 by the Company's executive officers under Company's Stock Option Plans:

         AGGREGATE OPTIONS EXERCISES IN 1997 AND YEAR-END OPTION VALUES

                                                                          Number of           Value of Unexercised
                                                                    Unexercised Options/      in the Money Options
                                                                    Warrants at FY-End             at FY-End (1)
                        Shares Acquired                               Exercisable/                 Exercisable/
       Name               on Exercise       Value Realized ($)       Unexercisable(1)              Unexercisable
-------------------------------------------------------------------------------------------------------------------
Tyrone J. Fairbanks          -                     -                   406,999 / 0                       -
Dean W. Drulias            6,400                   -                   151,000 / 0                       -
J. Michael Urban             -                     -                   155,000 / 0                       -



(1)  Includes warrants reflected in the preceding table.

EMPLOYMENT AGREEMENTS

     The Company has entered into an employment agreement with Tyrone J. Fairbanks, its President and Chief Executive Officer. The agreement provides that if employment is terminated for any reason other than for cause, death or disability within two years following a change in control (which for purposes of the employment agreement means a change in more than one-third of the board of directors following certain special events), Mr. Fairbanks is entitled to receive a single payment equal to two year's compensation and all shares of Common Stock subject to stock options then held by him without payment of the exercise price therefor. Mr. Fairbanks' agreement also provides for two years of consulting services upon the completion of the primary term of his contract at 40% of the last compensation thereunder. Mr. Fairbanks' employment agreement provides for an annual salary of $160,000 and additional compensation, in an amount not to exceed his annual salary, based upon certain increases in the value of the Company's Common Stock. Mr. Fairbanks' employment contract expires the later of May 31, 2000, or six months following notice of non-renewal. As part of the relocation of the Company's headquarters to Houston, Texas, Fortune provided Mr. Fairbanks with an incentive relocation package to facilitate his move and with various loans and other benefits. (See "Certain Relationships and Related Transactions")

     The Company has entered into an employment agreement with Dean W. Drulias, its Executive Vice President and General Counsel. The agreement provides that if employment is terminated for any reason other than for cause, death or disability within two years following a change in control (which for purposes of this Agreement means a change in the majority of the board of directors following certain special events), Mr. Drulias is entitled to receive a single payment equal to two year's compensation and all shares of Common Stock subject to stock options then held by him without payment of the exercise price therefor. The agreement provides for an annual salary of $125,000. The term of Mr. Drulias' employment contract expires December 31, 1998.

STOCK OPTIONS

     Fortune has three Stock Option Plans. All existing plans cover officers and employees of the Company; those effective in 1993 and 1998 also provide for options for directors of the Company. Awards are made by the board of directors upon recommendations of its Compensation Committee. There is no performance formula or measure. Options granted under the 1988 plan must be exercised within ten years of the date of grant or they are forfeited. Options granted under the 1993 and 1998 plans must be exercised within five years of the date of grant or they are forfeited.

     All options available under the 1988 plan have been granted, and no shares remain on which options may be granted. Options have been granted as follows:
(1) under the 1988 plan, options for 27,500 shares at $2.60 per share and (2) under the 1993 plan, options for 75,000 shares at $5.00 per share granted in 1993, options for 263,000 shares at $5.48 per share granted in 1994, options for 264,000 shares at $6.03 per share granted in 1995, options for 450,000 shares at $3.125 per share granted in 1996, and options for 595,000 shares at $3.00 per share granted in 1997. The exercise prices of all options granted in 1993, 1994 and 1995 were reduced to $2.75 on January 12, 1995. No shares have been granted to date under the 1998 plan.

     The following table shows the grants of stock options during 1997 to each of the executives named in the Summary Compensation Table.

                              OPTION GRANTS IN 1997


                                                  Individual Grants
                       ----------------------------------------------------------------------
                            Number of      % of Total                                         Potential Realizable Value At
                           Securities        Options                                             Assumed Annual Rates Of
                           Underlying      Granted to        Exercise or                        Stock Price Appreciation
                             Options      Employees in       Base Price        Expiration           For Option Term
         Name                Granted       Fiscal Year        ($/Share)           Date            5%              10%
---------------------- ---------------  ----------------  -------------   -----------------  -----------     ----------
Tyrone J. Fairbanks          120,000          20.2             3.00       February 13, 2002  $    99,461     $  219,784
Dean W. Drulias               75,000          12.6             3.00       February 13, 2002       62,163        137,365
J. Michael Urban             100,000          16.8             3.00       February 13, 2002       82,884        183,153


     In the event of a change in control of the Company, the shares of Common Stock subject to options granted to all option holders under the Company's stock option plans will be issued to them without further action on their part or the payment of the exercise price for such shares.

RETIREMENT PLAN

     During 1996, the Company adopted the Fortune Natural Resources Corporation 401(k) Profit Sharing Plan for its eligible employees. Under the plan, eligible employees are permitted to make salary deferrals of up to 15% of their annual compensation, subject to Internal Revenue Service (IRS) limitations. Salary deferrals will be matched 50% by the Company, subject to IRS limitations, and are 100% vested after two years of service with the Company. Salary deferrals are 100% vested at all times. The Company does not make profit sharing contributions to the plan. Messrs. Drulias and Urban are the trustees of the plan.

     For the 1997 plan year, the Company's matching contribution obligation was $24,000, all of which was paid in shares of Common Stock. The amounts contributed to the plan as matching contributions for executives of the Company are shown in the Summary Compensation Table set forth above.

DIRECTOR COMPENSATION

     The Company pays outside directors fees of $2,500 per quarter. Inside directors do not receive any compensation for serving as directors.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table contains information at January 30, 1998, as to all persons who, to the knowledge of the Company, were the beneficial owners of five percent (5%) or more of the outstanding shares of the common stock of the Company and of all officers and directors.


                                                                          Amount and Nature            Percent
                          Name                                         Of Beneficial Ownership         Of Class
     ---------------------------------------------------               -----------------------        ---------
     Barry Blank
       5353 N. 16th St., Phoenix, AZ(1)                                      1,067,687                    8.1%
     William D. Forster
       237 Park Ave, New York, NY (2)(3)                                       715,000                    5.7%
     BSR Investments, Inc.
       Paris, France(2)(4)                                                     715,000                    5.7%
     Klein Ventures, Inc.
       1307 E. Pine St., Lodi, CA(5)                                           640,017                    5.2%
     Tyrone J. Fairbanks (Director, President and CEO)
       515 W. Greens Rd., Houston, TX(6)                                       431,521                    3.4%
     John L. Collins (Vice President)
       515 W. Greens Rd., Houston TX(6)                                        288,467                    2.3%
     William T. Walker, Jr. (Director)
       515 W. Greens Rd., Houston TX(6)                                        227,278                    1.8%
     Dean W. Drulias (Director, Executive Vice President,
       General Counsel and Corporate Secretary)
       515 W. Greens Rd., Houston, TX(6)                                       183,841                    1.5%
     J. Michael Urban (Vice President and CFO)
       515 W. Greens Rd., Houston, TX(6)                                       173,701                    1.4%
     Graham S. Folsom (Director)
       515 W. Greens Rd., Houston, TX(6)(7)                                    134,751                    1.1%
     Gary Gelman (Director)
       515 W. Greens Rd., Houston, TX(6)                                        94,083                     *
     Barry Feiner (Director)
       515 W. Greens Rd., Houston, TX(6)(8)                                     90,493                     *
     Daniel R. Shaughnessy (Director)
       515 W. Greens Rd., Houston, TX(6)                                        34,900                     *
     All Officers and Directors
     as a group of nine (9) persons                                          1,659,035                   12.3%
                                                                           ===========                 =======

*  indicates less than 1%.


(1) Includes 90,000 shares of Common Stock and an additional 777,687 shares of Common Stock which underlie 541,000 Common Stock purchase warrants held by Mr. Blank, exercisable at $3.75 per warrant, and 200,000 shares of Common Stock underlying 200,000 stock purchase warrants, exercisable at $2.40 per share, issued to the underwriters of the Company's 1995 Equity Offering, which Mr. Blank acquired from Coleman & Company Securities, Inc. Mr. Blank is managing director of and registered representative with J. Robbins Securities, L.L.C.

(2) Mr. Forster and BSR are the record holders of these shares issued in connection with the Company's acquisition of Lagniappe Exploration, Inc. in 1995

(3) Includes 515,000 shares of Common Stock underlying stock purchase warrants exercisable at $4.75 per share and expiring April 2000.

(4) Includes 515,000 shares of Common Stock underlying stock purchase warrants exercisable at $4.75 per share and expiring April 2000. Based on information provided to the Company by BSR, voting and dispositive power is exercised by Samyr Souki, the president of BSR.

(5) Klein Ventures, Inc. is owned by Mr. Bud Klein. The number of shares shown includes 138,888 shares underlying stock purchase warrants issued in a 1992 acquisition and 115,000 shares underlying 80,000 stock purchase warrants acquired in the Company's 1993 public equity offering exercisable at $3.75 per warrant. The number shown also includes an aggregate of 88,629 shares of stock owned by Klein Bros. Holdings, Ltd. Each record owner possesses sole voting and disposition power over such shares, and Klein Ventures, Inc. and Mr. Bud Klein disclaim beneficial ownership of shares owned by Klein Bros. Holdings, Ltd. which is owned by Klein Ventures, Inc. and five of Mr. Klein's children and relatives. However, Klein Ventures, Inc., Klein Bros. Holdings, Ltd. and Bud Klein may be considered a "group" under regulations of the Commission.

(6) Includes the following shares of Common Stock issuable upon the exercise of stock options granted under the Company's various stock option plans and shares of Common Stock issuable upon the exercise of stock purchase warrants issued to employees in lieu of stock options and issued to a director in connection with a 1993 public offering:

                                         Common Stock     Average Weighted
                                           Issuable        Exercise Price
                                         ------------     ----------------
     Tyrone J. Fairbanks                   406,999             $2.90
     William T. Walker, Jr.                217,778              3.07
     John L. Collins                       197,000              3.08
     J. Michael Urban                      155,000              2.92
     Dean W. Drulias                       151,000              2.96
     Graham S. Folsom                      110,975              2.96
     Gary Gelman                            74,250              3.06
     Barry Feiner                           74,250              3.06
     Daniel R. Shaughnessy                  10,000              3.00

(7) Includes 7,187 shares issuable upon exercise of 5,000 stock purchase warrants (at $3.75 per warrant).

(8) All shares shown are owned by Mrs. Barry Feiner, wife of Barry Feiner; Mr. Feiner disclaims beneficial ownership of all such shares. The number shown includes 14,375 shares issuable upon exercise of 10,000 stock purchase warrants (at $3.75 per warrant).

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On October 14, 1997, Fortune commenced a private placement of up to $4.5 million of 12% Convertible Subordinated Notes due December 31, 2007 (the "Notes"). The private placement was completed on December 1, 1997. An aggregate of $3,225,000 principal amount of Notes was sold, and the Company received $2,815,000 of net proceeds after offering expenses and commissions. The Notes were sold under a placement agreement with J. Robbins Securities, L.L.C. (the "Placement Agent"). The Placement Agent received a ten percent sales commission, a three percent non-accountable expense allowance, and warrants to purchase 89,583 shares of Common Stock. The warrants are exercisable over a five-year period at $3.60 per share. Barry W. Blank, a beneficial owner of more than five percent of the Company's Common Stock, is managing director for the Placement Agent and marketed substantially the entire private placement. As such, Mr. Blank earned approximately 50% of the fees and commissions paid to the Placement Agent for the Notes sold by him and 20% of the warrants to be issued to the Placement Agent. A trust established by and, under certain circumstances, for the benefit of Mr. Blank acquired $500,000 of the Notes and Mr. Blank's mother acquired $50,000 of Notes. Mr. Blank disclaims beneficial ownership of the Notes purchased by his mother. Barry Feiner, a director of the Company, acted as outside counsel for the Placement Agent in connection with the private placement and earned $32,250 in legal fees from the Placement Agent. Mr. Feiner's wife acquired $50,000 in Notes for which Mr. Feiner disclaims beneficial ownership. Mr. Feiner recused himself from voting on all Company board of director matters associated with the private placement.

     As part of the relocation of Fortune's headquarters to Houston, Texas, the Company provided Tyrone J. Fairbanks, its President and Chief Executive Officer, with an incentive relocation package to facilitate his move to Texas. The package consisted of a payment by the Company of Mr. Fairbanks' moving expenses, a non-recourse, unsecured loan in the amount of $80,000 and a secured recourse loan in the amount of $70,000. The $80,000 loan bears interest at the rate of 6% per annum, with $20,000 of such loan forgiven in each of four consecutive years beginning in 1996, provided Mr. Fairbanks is still employed by the Company or has not been terminated by the Company with cause. The $70,000 loan also bears interest at the rate of 6% per annum, payable interest only for two years with a $35,000 principal payment due on the second anniversary of the loan and all remaining principal and interest due on the third anniversary of the loan. (See "Management - Employment Agreements).

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

     As additional consideration for making these loans, Klein Ventures, Inc. received 10,000 Common Stock purchase warrants with an exercise price of $2.40 per share, and Mr. Farber received 35,000 Common Stock purchase warrants with an exercise price of $1.875 per share. Klein Ventures, Inc. and the successors to Mr. Farber each exercised the warrants issued in connection with this transaction.

     During 1996 and 1995, the law firm of which Dean W. Drulias was formerly a shareholder billed the Company a total of $152,000 and $183,000, respectively, for legal fees and costs. (See "Management - Directors and Executive Officers.")

     During 1997 and 1996, Fortune paid $182,000 and $45,000, respectively, for consulting services to Interpretation3, of which Daniel R. Shaughnessy is the owner and president. Mr. Shaughnessy was elected to the Company's board of directors in January 1997. (See "Management - Directors and Executive Officers.")

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of the report:

     (1)   Financial Statements
                                                                          Page
                                                                          ----
     Independent Auditors' Report--KPMG Peat Marwick LLP..............      41
     Balance Sheets--December 31, 1997 and 1996.......................      42
     Statements of Operations for the years ended
       December 31, 1997, 1996 and 1995...............................      43
     Statements of Stockholders' Equity for the years ended
       December 31, 1997, 1996 and 1995...............................      44
     Statements of Cash Flows for the years ended December 31,
       1997, 1996 and 1995............................................      45
     Notes to Financial Statements....................................      46

     (2)  Financial Statement Schedules

          None

     (3)  Exhibits

          Number        Description
          ------        -----------

            3.1 Certificate of Incorporation of Registrant (filed as Exhibit 3.1 to Registrant's Quarterly Report Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference).
            3.2 By-laws of Registrant (filed as Exhibit 3.3 to Registrant's Quarterly Report Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference)
            4.1 Warrant Agreement by and between Registrant and U.S. Stock Transfer Corporation, as warrant  agent  (filed  as  Exhibit  4.1  to
                        Registrant's  Registration Statement on Form
                        S-2 (333-45469) and  incorporated  herein by
                        reference)
            4.2         Form  of  Warrant   Certificate   (filed  as
                        Exhibit  4.2  to  Registrant's  Registration
                        Statement  on  Form  S-2   (333-45469)   and
                        incorporated herein by reference)

           4.3         Form of Note between  Registrant and holders
                       of   Convertible   Subordinates   Notes  due
                       December  31,  2007 (filed as Exhibit 4.1 to
                       Registrant's  Quarterly Report Form 10-Q for
                       the  quarter  ended  September  30, 1997 and
                       incorporated herein by reference)
           4.4         Form  of  Placement  Agent  Warrant  Agreement
                       between   Registrant  and  J.  Robbins
                       Securities,  L.L.C.  (filed as Exhibit 4.2 to
                       Registrant's  Quarterly Report Form 10-Q
                       for the quarter ended September 30, 1997 and
                       incorporated herein by reference)
           4.5         Shareholder  Rights Plan of Registrant dated
                       March  21,  1997  (filed as  Exhibit  4.1 to
                       Registrant's Form 10-Q for the quarter ended
                       June 30,  1997 and  incorporated  herein  by
                       reference)
           4.6         Form  of  Exchange  Warrant  exercisable  at
                       $4.00 per share  (filed  as  Exhibit  4.2 to
                       Registrant's  Registration Statement on Form
                       S-2 (333-00087) and  incorporated  herein by
                       reference)
           4.7         Form  of  Exchange  Warrant  exercisable  at
                       $5.00 per share  (filed  as  Exhibit  4.3 to
                       Registrant's  Registration Statement on Form
                       S-2 (333-00087) and  incorporated  herein by
                       reference)
           4.8         Form   of   Co-Conversion    Agent   warrant
                       exercisable  at $3.4965 per share  (filed as
                       Exhibit  4.4  to  Registrant's  registration
                       Statement  on  Form  S-2   (333-00087)   and
                       incorporated herein by reference)
           4.9         Form of Warrant  Agreement  between  Registrant
                       and U.S.  Stock  Transfer  Corporation
                       (incorporated  by  reference  to  Registrant's
                       Registration  Statement  on Form SB-2,
                       Registration No. 33-88452)
          10.1         Amendment  dated  November 3, 1997 to Credit
                       Agreement  between   Registrant  and  Credit
                       Lyonnais New York Branch and Certain Lenders
                       (filed as Exhibit 10.1 to Registrant's  Form
                       10-Q for the  quarter  ended  September  30,
                       1997 and incorporated herein by reference)
          10.2         Participation  Agreement by and between Registrant
                       and Smith Management Company,  Inc.
                       et al. to acquire a 12.5%  working  interest in
                       Espiritu  Santo Bay (filed as Exhibit
                       10.1 to Registrant's  Registration  Statement on
                       Form S-2 (333-22599) and incorporated
                       herein by reference)
          10.3         Credit  Agreement  between   Registrant  and
                       Credit  Lyonnais New York Branch and Certain
                       Lenders   dated  July  11,  1997  (filed  as
                       Exhibit 10.1 to  Registrant's  Form 10-Q for
                       the   quarter   ended  June  30,   1997  and
                       incorporated herein by reference)
          10.4         Employment  Agreement  dated June 1, 1997 by
                       and   between   Registrant   and  Tyrone  J.
                       Fairbanks   (filed   as   Exhibit   10.2  to
                       Registrant's Form 10-Q for the quarter ended
                       June 30,  1997 and  incorporated  herein  by
                       reference)
          10.5         Employment Agreement dated August 1, 1996 by
                       and between  Registrant  and Dean W. Drulias
                       (filed  as  Exhibit  10.2  to   Registrant's
                       Registration    Statement    on   Form   S-2
                       (333-22599)  and   incorporated   herein  by
                       reference)
          10.6         1993 Stock  Option Plan (filed as an Exhibit
                       to  Registrant's  Registration  Statement on
                       Form SB-2 (33-64600) and incorporated herein
                       by reference)
          10.7         1988 Stock Option Plan (filed as Exhibit 10.8
                       to Registrant's  Pre-Effective Amendment
                       No. 1 to the Registration  Statement on Form S-1
                       (33-49190) and incorporated herein by
                       reference)
          10.8*        1998 Stock Option Plan

          10.9         Lease  Agreement  for  515 W.  Greens  Road,
                       Houston,  Texas 77067 (filed as Exhibit 10.3
                       to  Registrant's  Form  10-KSB  for the year
                       ended  December  31,  1995 and  incorporated
                       herein by reference)
         10.10         Sublease  Agreement with Animation  Magazine
                       (filed as Exhibit 10.4 to Registrant's  Form
                       10-KSB for the year ended  December 31, 1995
                       and incorporated herein by reference)
         10.11         Fairbanks Loan  Documents  (filed as Exhibit
                       10.5 to the Registrant's Form 10-KSB for the
                       year   ended    December    31,   1995   and
                       incorporated herein by reference)
         10.12         Agreement  dated  December 8, 1995,  between
                       Whitechappel  Management Ltd. and Registrant
                       to act as  distributor  of the Common  Stock
                       under Regulation S (filed as Exhibit 10.1 to
                       Registrant's  Current  Report  on  Form  8-K
                       dated  December 26, 1995,  and  incorporated
                       herein by reference)
         10.13         Regulation  S  Subscription  Agreements  and
                       related  Joint Escrow  Instructions  for the
                       sale  of  627,450  shares  of  Common  Stock
                       (filed  as  Exhibit  10.2  to   Registrant's
                       Current  Report on Form 8-K  dated  December
                       26,  1995,   and   incorporated   herein  by
                       reference)
         10.14         Offshore Securities  Subscription Agreements
                       and related  Joint Escrow  Instructions  for
                       the sale of 602,897  shares of Common  Stock
                       (filed as Exhibit  10.3 to the  Registrant's
                       Current  Report on Form 8-K  dated  December
                       26,  1995,   and   incorporated   herein  by
                       reference)
          23.1*        Consent of KPMG Peat Marwick LLP
          23.2*        Consent of Huddleston & Co., Inc.
          27.1*        Financial Data Schedule

       (b)    Reports on Form 8-K

     A report on Form 8-K dated December 1, 1997 was filed with the Securities and Exchange Commission (the "Commission") to report that Fortune had commenced a private placement of up to $4.5 million of 12% Convertible Subordinated Notes due December 31, 2007.

----------------
* Filed herewith

                          INDEX TO FINANCIAL STATEMENTS



                                                                       Page

Independent Auditors' Report - KPMG Peat Marwick LLP............        41

Balance Sheets - December 31, 1997 and 1996.....................        42

Statements of Operations for the years ended
   December 31, 1997, 1996 and 1995.............................        43

Statements of Stockholders' Equity for the years ended
  December 31, 1997, 1996 and 1995..............................        44

Statements of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995..............................        45

Notes to Financial Statements...................................        46

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Fortune Natural Resources Corporation:

         We have audited the financial statements of Fortune Natural Resources Corporation as listed in the accompanying index. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fortune Natural Resources Corporation as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



/s/ KPMG PEAT MARWICK LLP

Houston, Texas
February 20, 1998


                                          FORTUNE NATURAL RESOURCES CORPORATION
                                                      BALANCE SHEETS
                                                          ASSETS
                                                                         December 31,
                                                                ---------------------------
                                                                     1997           1996
                                                                ------------   ------------
CURRENT ASSETS:
       Cash and cash equivalents .............................  $  1,667,000   $  2,174,000
       Accounts receivable ...................................       507,000        695,000
       Prepaid expenses ......................................          --           25,000
                                                                ------------   ------------
       Total Current Assets ..................................     2,174,000      2,894,000
                                                                ------------   ------------

PROPERTY AND EQUIPMENT:
       Oil and gas properties, accounted for
         using the full cost method ..........................    27,822,000     23,079,000
       Office and other ......................................       383,000        375,000
                                                                ------------   ------------
                                                                  28,205,000     23,454,000
       Less--accumulated depletion, depreciation
         and amortization ....................................   (18,403,000)   (12,545,000)
                                                                ------------   ------------
                                                                   9,802,000     10,909,000
                                                                ------------   ------------
OTHER ASSETS:
       Deposits and other ....................................       124,000        188,000
       Debt issuance costs (net of accumulated amortization of
         $93,000 and $238,000 at December 31, 1997
         and 1996, respectively) .............................       526,000         51,000
       Restricted cash .......................................          --        2,293,000
                                                                ------------   ------------
                                                                     650,000      2,532,000
                                                                ------------   ------------

TOTAL ASSETS .................................................  $ 12,626,000   $ 16,335,000
                                                                ============   ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Current portion of long-term debt .....................  $       --     $  2,253,000
       Accounts payable ......................................       279,000         84,000
       Accrued expenses ......................................       407,000         77,000
       Royalties payable .....................................        36,000        103,000
       Accrued interest ......................................        76,000        101,000
                                                                ------------   ------------
       Total Current Liabilities .............................       798,000      2,618,000
                                                                ------------   ------------

LONG-TERM DEBT, net of current portion .......................     3,775,000        680,000
                                                                ------------   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
       Preferred stock, $1.00 par value:
       Authorized--2,000,000 shares
       Issued and outstanding--None ..........................          --             --
       Common stock, $.01 par value
         Authorized--40,000,000 shares
         Issued and outstanding--12,118,982 and 11,853,663
           shares at December 31, 1997 and 1996,
           respectively ......................................       121,000        119,000
       Capital in excess of par value ........................    30,283,000     29,273,000
       Treasury stock, at cost (9,769 and -0- shares,
           respectively)......................................       (38,000)          --
       Accumulated deficit ...................................   (22,313,000)   (16,355,000)
                                                                ------------   ------------

NET STOCKHOLDERS' EQUITY .....................................     8,053,000     13,037,000
                                                                ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...................  $ 12,626,000   $ 16,335,000
                                                                ============   ============


                 See accompanying notes to financial statements.

                      FORTUNE NATURAL RESOURCES CORPORATION

                            STATEMENTS OF OPERATIONS


                                                      For the Years Ended December 31,
                                               ------------------------------------------
                                                   1997            1996          1995
                                               ------------   ------------   ------------
REVENUES
       Sales of oil and gas, net of royalties  $  3,851,000   $  3,825,000   $  2,959,000
       Other income .........................       154,000        215,000        184,000
                                               ------------   ------------   ------------

                                                  4,005,000      4,040,000      3,143,000
                                               ------------   ------------   ------------
EXPENSES
       Production and operating .............     1,094,000      1,172,000      1,514,000
       Provision for depletion, depreciation
         and amortization ...................     2,219,000      1,623,000      1,816,000
       General and administrative ...........     1,965,000      1,924,000      1,212,000
       Corporate relocation .................          --          216,000           --
       Debt conversion expense ..............       316,000           --             --
       Stock offering cost ..................       323,000           --             --
       Interest .............................       396,000        435,000        870,000
       Loss on sale of oil and gas properties          --             --        3,607,000
       Impairments to oil and gas properties      3,650,000           --             --
                                               ------------   ------------   ------------
                                                  9,963,000      5,370,000      9,019,000
                                               ------------   ------------   ------------

LOSS BEFORE PROVISION FOR INCOME TAXES ......    (5,958,000)    (1,330,000)    (5,876,000)
PROVISION FOR INCOME TAXES ..................          --             --             --

NET LOSS ....................................  $ (5,958,000)  $ (1,330,000)  $ (5,876,000)
                                               ============   ============   ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING .................    12,086,219     11,351,211      6,555,875
                                               ============   ============   ============

NET LOSS PER COMMON SHARE ...................  $      (0.49)  $      (0.12)  $      (0.90)
                                               ============   ============   ============






                 See accompanying notes to financial statements.

                      FORTUNE NATURAL RESOURCES CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                       Capital in                                   Stock-
                                                        Common Stock    Excess of     Treasury    Accumulated      holders'
                                              Shares       Amount       Par Value      Stock         Deficit       Equity
                                             ---------   ---------    ------------    ---------   -----------   -----------
BALANCE, December 31, 1994.............     2,644,032   $   26,000    $ 11,253,000    $       -   $ (9,149,000)  $  2,130,000

Common stock returned
  to treasury..........................           (12)           -               -                           -              -
Common stock issued for
  exercise of stock options............       202,481        2,000         500,000            -              -        502,000
Common stock issued fo
  directors' fees......................        14,445            -          39,000            -              -         39,000
Common stock issued for
  stock offerings .....................     6,569,117       65,000      11,729,000            -              -     11,794,000
Common stock issued for
  merger ..............................     1,200,000       12,000       2,480,000            -              -      2,492,000
Common stock and warrants issued
  for payment of investment
  banking services.....................       100,000        2,000         263,000            -              -        265,000
Common stock issued for
  warrant conversion...................       115,479        1,000         392,000            -              -        393,000
Common stock issued for
  note conversion......................       294,167        3,000         572,000            -              -        575,000
Net loss...............................             -            -               -            -     (5,876,000)    (5,876,000)
                                           ----------   ----------    ------------    ---------   ------------   ------------

BALANCE, December 31, 1995.............    11,139,709   $  111,000    $ 27,228,000    $       -   $(15,025,000)  $  12,314,000
                                           ==========   ==========    ============    =========   ============   =============
 .......................................
Common stock issued for exercise.......
   of stock options....................        46,150        1,000         114,000            -              -         115,000
Common stock issued for
   exercise of warrants................       255,638        3,000         813,000            -              -         816,000
Common stock issued for
   directors' fees.....................         1,395            -           4,000            -              -           4,000
Common stock canceled and
   stock issuance cost.................        (1,227)           -         (31,000)           -              -         (31,000)
Common stock issued for
  stock offerings .....................       412,000        4,000       1,145,000            -              -       1,149,000
Common stock returned to treasury......            (2)           -               -            -              -               -
Net loss...............................             -            -               -            -     (1,330,000)     (1,330,000)
                                           ----------   ----------    ------------    ---------   ------------   -------------

BALANCE, December 31, 1996.............    11,853,663   $  119,000    $ 29,273,000    $       -   $(16,355,000)  $  13,037,000
                                           ==========   ==========    ============    ---------   ============   =============

Common stock issued for
  exercise of stock options............         6,400            -          18,000            -              -          18,000
Common stock issued for
  exercise of warrants.................        45,000            -          89,000            -              -          89,000
Common stock issued in exchange
  for debentures, net of
  offering costs.......................       218,858        2,000         889,000            -              -         891,000
Common stock contributed to
  Company 401(k) Plan..................         4,835            -          14,000            -              -          14,000
Common stock repurchased in
  odd-lot buyback......................        (9,769)           -               -      (38,000)             -         (38,000)
Common stock returned to treasury......            (5)           -               -            -              -               -
Net loss...............................             -            -               -            -     (5,958,000)     (5,958,000)
                                           ----------   ----------    ------------    ---------   ------------   -------------

BALANCE, December 31, 1997.............    12,118,982   $  121,000    $ 30,283,000    $ (38,000)  $(22,313,000)  $   8,053,000
                                           ==========   ==========    ============    =========   ============   =============




                 See accompanying notes to financial statements.

                      FORTUNE NATURAL RESOURCES CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                                 For the Years Ended December 31,
                                                                            ----------------------------------------
                                                                                1997          1996           1995
                                                                            ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss..........................................................     $ (5,958,000) $ (1,330,000) $ (5,876,000)
     Adjustments to reconcile net loss
      to net cash provided by (used in) operating activities:
       Common stock issued for directors' fees,
         compensation and consulting fees ..............................            --           4,000        39,000
       Depletion, depreciation and amortization ........................       2,219,000     1,623,000     1,816,000
       Amortization of deferred financing cost .........................         147,000        74,000       172,000
       Debt conversion expense .........................................         316,000           --            --
       Stock offering cost .............................................         323,000           --            --
       Impairments to oil and gas properties ...........................       3,650,000           --            --
       Loss on sale of oil and gas properties ..........................            --             --      3,607,000
       Provision for executive severance ...............................            --             --        (17,000)
       Non-cash compensation expense ...................................          58,000        20,000           --
     Changes in assets and liabilities:
       Accounts receivable .............................................         188,000       340,000      (485,000)
       Prepaids and oil inventory ......................................          25,000       102,000       (13,000)
       Accounts payable and accrued expenses ...........................         525,000      (215,000)      (95,000)
       Payment of executive severance ..................................            --             --       (111,000)
       Royalties and working interest payable ..........................         (67,000)        9,000        41,000
       Accrued interest ................................................         (25,000)      (18,000)      (11,000)
       Deposits and other ..............................................         (22,000)       (2,000)      189,000
                                                                            ------------  ------------  ------------
     Net cash provided by (used in) operating activities ...............       1,379,000       607,000      (744,000)
                                                                            ------------  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for oil and gas properties ...........................      (4,946,000)   (3,232,000)   (5,654,000)
     (Increase) decrease in restricted cash ............................       2,293,000       937,000    (3,230,000)
     Proceeds from sale of properties and equipment ....................         203,000     2,197,000           --
     Expenditures for other property and equipment .....................         (27,000)     (297,000)       16,000
                                                                            ------------  ------------  ------------
     Net cash used in investing activities .............................      (2,477,000)     (395,000)   (8,868,000)
                                                                            ------------  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Gross proceeds from issuance of long-term debt,
       net of issuance costs ...........................................       3,290,000           --             --
     Repayment of long term debt .......................................      (1,793,000)   (1,979,000)   (1,651,000)
     Gross proceeds from issuance of common stock ......................         103,000     2,168,000    15,220,000
     Debt and equity offering costs ....................................        (971,000)     (115,000)   (2,467,000)
     Common stock repurchase ...........................................         (38,000)          --            --
                                                                            ------------   -----------  ------------
     Net cash provided by financing activities .........................         591,000        74,000    11,102,000
                                                                            ------------   -----------  ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...................        (507,000)      286,000     1,490,000
                                                                            ------------   -----------  ------------

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ...........................       2,174,000     1,888,000       398,000
                                                                            ------------   -----------  ------------

CASH AND CASH EQUIVALENTS, END OF YEAR .................................    $  1,667,000   $ 2,174,000  $  1,888,000
                                                                            ============   ===========  ============

Supplemental information:
    Interest paid in cash ..............................................    $    249,000   $   361,000  $    692,000
    Common stock issued or issuable as directors' fees .................             --          4,000        39,000
    Common stock issued for payment of executive severance .............             --            --         43,000
    Common stock issued to acquire LEX .................................             --            --      2,492,000
    Common stock and warrants issued for payment of
      investment banking fees ..........................................             --            --        265,000
    Common stock issued for conversion of debt .........................         975,000           --        575,000
    Value of California assets transferred to oil and gas
      properties held for sale..........................................             --            --      1,180,000
    Common stock issued for 401(k) Plan contribution ...................          14,000           --            --


                 See accompanying notes to financial statements.

                      FORTUNE NATURAL RESOURCES CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


(1)      GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Fortune Natural Resources Corporation (Fortune or the Company), formerly Fortune Petroleum Corporation, is an independent energy company engaged in the acquisition, production and exploration of oil and gas, primarily offshore Louisiana and the Texas and Louisiana Gulf Coast.

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

Property and Equipment

     The Company accounts for its oil and gas operations using the full cost method. Under the full cost method, all costs associated with the acquisition, exploration and development of oil and gas reserves, including non-productive costs, are capitalized as incurred. Internal overhead, which is directly identified with acquisition, exploration and development is capitalized. Such overhead has not been material through December 31, 1997.

     The capitalized costs of oil and gas properties are accumulated in cost centers on a country-by-country basis and are amortized using the unit-of-production method based on proved reserves. All of the Company's properties are located in the United States. Estimated future development and abandonment costs are included in the amortization base. Depreciation, depletion and amortization expense per equivalent Mcf was $1.62, $1.14, and $1.22 for the years ended December 31, 1997, 1996, and 1995, respectively. Capitalized costs and estimated future development costs associated with unevaluated properties are excluded from amortization until the quantity of proved reserves attributable to the property has been determined or impairment has occurred.

     Dispositions of oil and gas properties are recorded as adjustments to capitalized costs, with no gain or loss recognized unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves. See note 3 regarding the disposition of the California Properties.

     The unamortized cost of oil and gas properties less related deferred income tax may not exceed an amount equal to the tax-effected net present value discounted at 10% of proved oil and gas reserves plus the lower of cost or estimated fair market value of unevaluated properties. To the extent the Company's unamortized cost of oil and gas properties exceeded the ceiling amount, a provision for additional depreciation, depletion and amortization would be required as an impairment reserve. During 1997, the Company recorded $3.7 million of impairments to oil and gas properties. See note 2 regarding these impairments.

     Office and other property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated future service life of the property and equipment.

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

Debt Issuance Costs

     Debt issuance costs are being amortized using the straight line method over the life of the related debt, or in the case of convertible debt outstanding at December 31, 1997, over the period that such debt is not convertible.

Stock Option Plans

     Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded only if the market price of the underlying stock exceeded the exercise price on the date of grant. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures to employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

Computation of Net Loss Per Share

     Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted earnings per common share are not presented, since the issuance or conversion of additional securities would have an anti-dilutive effect.

     In 1997, the Company adopted SFAS No. 128 Earnings Per Share. SFAS No. 128, under certain circumstances, changes the calculation and financial statement presentation of earnings per share and requires the restatement of prior period earnings per share amounts. The adoption of SFAS No. 128 by the Company did not result in a change to the net loss per share information presented herein.

(2)  RESTRICTED CASH AND IMPAIRMENTS TO OIL AND GAS PROPERTIES

     Under the terms of the Company's exploration venture agreement with Zydeco Exploration, Inc. ("Zydeco"), Fortune contributed $4.8 million in cash to the Zydeco venture during 1995 for payment of certain prior and future lease and seismic costs incurred by the venture. Fortune's contribution entitled it to a 50% working interest in all projects generated within the venture AMI. Prior to June 1997, the remaining unspent contribution had been recorded as restricted cash on Fortune's balance sheet. On June 4, 1997, the Company exercised its right under the exploration agreement with Zydeco to have all unspent capital contributions returned to Fortune. The balance of unspent funds of $2,154,000 was returned to Fortune in June 1997. Fortune is relieved of any obligation to pay future costs associated with the projects; however, the Company's 50% working interest in each project which has not already been farmed out is subject to a proportionate reduction in the event that Zydeco expends additional funds on such project.

     In connection with requesting the return of unspent funds from its exploration venture with Zydeco, the Company reviewed its $4.3 million remaining unevaluated investment in the Zydeco exploration venture properties (see note
3). The $4.3 million investment includes the value of the Fortune Common Stock that was issued in 1995 to acquire its interest in the exploration venture as well as the funds that Fortune has spent for leases and seismic in the exploration venture. As a result of this review in the second quarter of 1997 and subsequent reviews in the third and fourth quarters of 1997, Fortune has transferred all of its investment in the Zydeco exploration venture projects to the evaluated property account during 1997. As a result, the Company has recorded impairments to oil and gas properties during 1997 of $3.7 million.

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

     The following pro forma unaudited results reflect the year ended December 31, 1995 as if the South Timbalier Block 76 acquisition had occurred, the option had been exercised, and the common stock issued in the acquisition of Langniappe Exploration, Inc. was issued (see below and note 9), as of January 1, 1995:

                                                          For the Year
                                                             Ended
                                                       December 31, 1995
                                                       -----------------

     Revenues...................................         $   4,451,000
                                                         =============
     Net Loss...................................         $  (5,316,000)
                                                         =============
     Net Loss Per Common Share..................         $       (0.59)
                                                         =============
Disposition of California Properties

     In December 1995, the Company entered into a purchase and sale agreement to sell all but one of its California properties to a private group for a price of $840,000. The sale closed in February 1996, with an effective date of December 31, 1995. The sale of the Company's remaining California property closed in April 1996, with an effective date of December 1, 1995. The Company received net proceeds in this transaction of $300,000 after deducting closing adjustments, primarily consisting of net cash flow received by the Company between the effective date and the closing date. The sale of these properties significantly altered the relationship between capitalized costs and proved reserves because the properties sold comprised approximately 53% of the Company's proved reserves at the time of the sales. Accordingly, the Company recognized a loss in 1995 of $3.6 million, which represents the excess of 53% of the oil and gas property balance subject to depreciation, depletion and amortization over the $1.2 million net sales proceeds received from the sale of the properties. During 1996 and 1995, the operation of these properties did not have a significant impact on net income.

Lagniappe  Exploration,  Inc./Zydeco Exploration

     On May 12, 1995, Fortune acquired Lagniappe Exploration, Inc. ("LEX") which had previously entered into an exploration agreement with Zydeco. The Company acquired 100% of LEX in exchange for 1.2 million shares of Fortune Common Stock and 1.2 million warrants. The acquisition has been recorded using the purchase method of accounting, effective May 12, 1995. The market value of the shares, when issued, was $2,572,000. At the time of the acquisition, the only material asset owned by LEX was its right to participate in the Zydeco exploration agreement in exchange for funding a budget of $4.8 million for leasehold acquisition and seismic costs. Subsequent to closing the acquisition, LEX was liquidated and its assets were merged into Fortune. Under the exploration agreement, Fortune acquired a 50% interest in certain seismically defined oil and gas projects. (See notes 2 and 9).

(4)  OIL AND GAS  PROPERTIES AND OPERATIONS

     Capitalized costs relating to oil and gas producing activities and related accumulated depletion, depreciation and amortization at December 31, 1997, 1996 and 1995 were as follows:

                                                   1997          1996         1995
                                               -----------   -----------   -----------
     Capitalized  costs  of  oil
        and  gas   properties...............   $27,822,000   $23,079,000   $20,864,000
     Less accumulated depletion,
        depreciation and amortization.......   (18,137,000)  (12,308,000)  (10,730,000)
                                               -----------   -----------   -----------
                                               $ 9,685,000   $10,771,000   $10,134,000
                                               ===========   ===========   ===========

     Of the above capitalized costs, the amount representing unproved properties was $3.2 million, $4.9 million, and $5.9 million in 1997, 1996 and 1995, respectively.

     Costs incurred in oil and gas producing activities were as follows:

                                                  1997          1996           1995
                                              ------------   -----------   -----------
     Property acquisition
          Unproved..........................  $    333,000   $    77,000   $ 4,596,000
          Proved............................       368,000             -     2,192,000
     Exploration............................     2,285,000     2,317,000       576,000
     Development............................     1,960,000       838,000       498,000
                                              ------------   -----------   -----------
                                              $  4,946,000   $ 3,232,000   $ 7,862,000
                                              ============   ===========   ===========


     The results of operations from oil and gas producing activities for the years ended December 31, 1997, 1996 and 1995, are as follows:


                                                                              1997         1996          1995
                                                                         ------------  ------------  ------------
     Revenues  from  oil and  gas  producing activities:
       Sales  to  unaffiliated   parties..............................   $  3,851,000  $  3,825,000  $  2,959,000

     Production and other taxes...................................          1,094,000     1,172,000     1,514,000
     Depreciation, depletion and amortization......................         2,179,000     1,576,000     1,781,000
     Loss on sale of oil and gas properties........................                 -             -     3,607,000
     Impairments to oil and gas properties.........................         3,650,000             -             -
                                                                          -----------  ------------  ------------

     Total expenses...............................................          6,923,000     2,748,000     6,902,000
                                                                          -----------  ------------  ------------

     Pretax income (loss) from producing activities................        (3,072,000)    1,077,000    (3,943,000)
     Income tax (expense) benefit..................................                 -             -             -
     Results of oil and gas producing activities
      (excluding corporate overhead and interest costs)...........       $ (3,072,000) $  1,077,000  $ (3,943,000)
                                                                          ===========  ============  ============



(5)  LONG-TERM DEBT

     A summary of long-term debt follows:


                                                                                               December 31,
                                                                                       --------------------------
                                                                                           1997          1996
                                                                                       ------------  ------------
     Convertible Subordinated Notes due December 31, 2007...........................   $  3,225,000  $          -
     Credit Lyonnais credit facility due July 11, 1999,
        including interest at 1-1/4 over the bank's base rate.......................        550,000             -
     Convertible Subordinated Debentures converted or repaid in 1997................              -     1,683,000
     Bank One credit facility repaid July 11, 1997..................................              -     1,250,000
                                                                                       ------------  ------------
     Total long-term debt...........................................................      3,775,000     2,933,000
     Less current installments......................................................              -     2,253,000
                                                                                       ------------  ------------
     Long-term debt, excluding current installments.................................   $  3,775,000  $    680,000
                                                                                       ============  ============

     During November and December of 1997, Fortune closed a private placement of 12% Convertible Subordinated Notes due December 31, 2007 (the "Notes"). An aggregate of $3,225,000 principal amount of Notes was sold, and the Company received $2,815,000 of proceeds, net of offering expenses and commissions.

     The Notes are currently convertible into the Company's Common Stock at a conversion price of $3.00 per share, subject to adjustment. The Notes are convertible by the holders after May 1, 1999, subject to a one-time option by the holders to convert at a lower conversion price prior to that date in the event that the Company sells shares of its Common Stock at a price below the conversion price. The Notes are redeemable by the Company after May 1, 1999, at a premium that reduces monthly from 10% to zero over an 18-month period. Any such premium on redemption is waived in the event that the Company's Common Stock price averages at least $4.50 per share for 30 consecutive trading days. The holders of the Notes will be entitled to receive additional shares upon conversion in the event that the Company's Common Stock price averages less than the conversion price for a certain period prior to May 1, 1999. The Company has determined that the value of the potential adjustments to the conversion price is not material. The Notes are subordinate to all of the Company's secured debt, including the credit facility with Credit Lyonnais. The Notes bear interest at a rate of 12% per year, payable quarterly. The costs incurred to issue the Notes is being amortized as additional interest expense over the 18-month period ending May 1, 1999, the first date that the Notes are convertible. As a result of this amortization of issuance costs, the effective interest rate of the Notes over this 18-month period is 21.2%. If the Notes were held to maturity, the effective interest rate over the life of the Notes would be 13.4%.

     A portion of the net proceeds of the private placement was used to refinance existing debt. On December 5, 1997, the Company redeemed the remaining outstanding balance of $1,028,000 of the Company's Debentures due December 31, 1997. In addition, $315,000 of net proceeds was used to reduce the borrowings under the Company's credit facility with Credit Lyonnais.

     As discussed in the proceeding paragraph, the remaining balance on the 10 1/2% Convertible Subordinated Debentures (the "Debentures") was repaid on December 5, 1997. The Debentures bore an effective interest rate of 12.13% and were convertible into shares of the Company's Common Stock at a conversion price of $6.32 per share (158 shares of Common Stock per Debenture). On February 26, 1997, the Company closed an Exchange Offer for these Debentures which resulted in $697,000 ($680,000 net of discount) principal amount of Debentures being converted to 218,858 shares of Common Stock. The Company also issued 174,250 Common Stock Warrants to the Debentureholders who exchanged their Debentures in connection with the Exchange Offer. The Common Stock Warrants are exercisable for a period of three years, one-half at $4.00 per share and one-half at $5.00 per share. Furthermore, the Company recorded a non-cash debt conversion expense of $316,000 during the first quarter of 1997. The $316,000 non-cash expense represents the difference between the fair market value of all of the Common Stock and Common Stock Warrants issued in the Exchange Offer and the fair market value of the lower number of Common Stock shares that could have been issued upon the conversion of the Debentures prior to the Exchange Offer. For purposes of calculating the non-cash debt conversion expense, the Company valued the 218,858 shares of Common Stock issued in connection with the Exchange Offer at $547,502 ($2.625 per share) based on the closing price of the Common Stock on the American Stock Exchange on February 26, 1997. The Company estimated the value of the Common Stock Warrants issued to the Debentureholders at $8,713 ($0.05 per warrant). As of December 31, 1996, the Company classified as long-term liabilities the portion, net of discount, of the Debentures that were converted to Common Stock in the Exchange Offer.

     On July 11, 1997, the Company refinanced its bank debt by entering into a $20 million credit facility with Credit Lyonnais New York Branch ("Credit Lyonnais"). The Credit Lyonnais facility is due July 11, 1999, extendable for one year upon mutual consent. Under the new credit facility, the Company may borrow up to a pre-determined borrowing base for acquisitions and development projects approved by Credit Lyonnais at either 1.25% above Credit Lyonnais' base rate or 4% above LIBOR. The borrowing base, currently set at $2.0 million, was calculated based upon the Company's July 1, 1997 oil and gas reserves and is subject to semi-annual review. The Credit Lyonnais facility is secured by a mortgage on all of the Company's existing proved oil and gas properties. The Company is also required to pay a commitment fee of 0.5% on the unused portion of the borrowing base. The Company previously had a credit facility in place with Bank One, Texas, N.A. which was due October 1, 1997, bore interest at 1.5% over Bank One's prime rate and required monthly principal payments of $75,000.The Company's maturities of long-term debt over the next five years are as follows:
                   Year                         Debt
                 --------                    ------------
                   1998                      $          -
                   1999                           550,000
                   2000                                 -
                   2001                                 -
                   2002                                 -
                                             ------------
                                             $    550,000

(6)  INCOME TAXES

     No provision for income taxes was required for the years ended December 31, 1997, 1996 and 1995. Deferred taxes consist of the following:


                                                              1997         1996
                                                          -----------  -----------
     Deferred   tax   assets:
        Net operating loss carryforwards................  $ 4,990,000  $ 4,354,000
        Oil and gas properties difference
          in accumulated depletion......................    1,517,000      586,000
                                                          -----------  -----------
                                                            6,507,000    4,940,000
        Less  valuation  allowance (100%)...............    6,507,000    4,940,000
                                                          -----------  -----------
        Net deferred taxes..............................  $         -  $         -
                                                          ===========  ===========


     At December 31, 1997, the Company estimates it had cumulative net operating loss carryforwards for federal income tax purposes of approximately $15 million which, subject to significant restrictions under I.R.C. 382, is available to offset future federal taxable income, if any, with various expirations through 2012. The Company is uncertain as to the recoverability of the above deferred tax assets and has therefore applied a 100% valuation allowance.

     The Company has available IRC Section 29 Tax Credits that may be used to reduce or eliminate federal income tax through the year 2001. It is uncertain at this time to what extent the Company will be able to utilize these federal tax credits, as their utilization is dependent upon the amount, if any, of future federal income tax incurred, after application of the Company's net operating loss carryforwards.

(7)  STOCK OFFERINGS

     In December 1996, the Company received $1.1 million of net proceeds for the sale of 412,000 shares of Common Stock at a price of $3.00 per share in a private placement. In addition, the Company issued to the acquiring shareholders one Common Stock Warrant for every two Common Stock shares acquired. The 206,000 warrants are exercisable for a period of two years at a price of $3.50 per share.

     On December 15, 1995, the Company received approximately $3.3 million of net proceeds in a private placement of 1,321,117 shares of Common Stock at a price of $3.22 per share. The shares were sold subject to certain "reset" provisions pursuant to which the purchasers could receive additional shares if the price of the Common Stock were to drop below the purchase price during certain calculation periods. The Company's Common Stock price did fall to a level that would have required the Company to issue approximately 1,266,000 additional Common Stock shares to the purchasers; however, the Company alleges certain irregularities occurred in the trading in its Common Stock and is uncertain whether it will be required to issue additional shares. (See note 8.)

     In June and July 1995, the Company received net proceeds of $8.1 million for the sale of 4.6 million shares of the Company's Common Stock at $2.00 per share in a public offering. In February 1995, the Company closed a previous private placement of 648,000 shares of Common Stock. The proceeds were used to fund the initial contribution to the Zydeco venture.

(8)  COMMITMENTS AND CONTINGENCIES

     The Company has an employment agreement with its President and Chief Executive Officer (the "CEO") that provides for an annual salary of $160,000 through the later of May 31, 2000, or six months following notice of non-renewal. The agreement provides that if employment is terminated for any reason other than for cause, death or disability within two years following a change in control, the CEO is entitled to receive a lump-sum payment of two year's compensation and all shares of Common Stock subject to stock options then held by him without payment of the exercise price. The agreement also provides for two years of consulting services upon the completion of the primary term of his contract at 40% of the last compensation thereunder. The agreement further provides for additional compensation, in an amount not to exceed his annual salary, based upon certain increases in the value of the Company's Common Stock. The Company also has an employment agreement with its Executive Vice President and General Counsel that provides for an annual salary of $125,000 through December 31, 1998. In the event of a termination of employment after a change of control, the Executive Vice President and General Counsel is also entitled to a lump sum payment of two year's compensation and all shares of Common Stock subject to stock options then held by him without payment of the exercise price thereof.

     The Company leases certain office space under non-cancelable operating leases. Rental expense under the office lease for the years ended December 31, 1997, 1996 and 1995 was $86,000, $75,000 and $53,000, respectively.

     Minimum future lease payments under the non-cancelable operating leases are as follows:

     Year ending December 31,

         1998........................................  $   87,000
         1999........................................      87,000
         2000........................................      87,000
         2001........................................      36,000
                                                       ----------
                                                       $  297,000
                                                       ==========

     On March 26, 1996, Fortune was served with a lawsuit that had been filed in the Federal District Court in Delaware by one of the purchasers of Fortune Common Stock in an offering in December 1995 under Regulation S of the Securities Act of 1933. The terms of the subscription agreement pursuant to which the plaintiff acquired his shares entitled him to receive additional shares of Fortune Common Stock if the market price fell below a stated level during a specified period following the 40-day holding period prescribed by Regulation S. Fortune contested this lawsuit, believing that the plaintiff either participated in a scheme to unlawfully manipulate the market price of the Common Stock or benefited from such manipulation by others. On February 3, 1997, the plaintiff voluntarily dismissed the complaint without prejudice, and the court ordered the return to Fortune of shares of Common Stock that it had voluntarily placed in escrow. Management does not anticipate that the action will be refiled.

     On April 16, 1996, Fortune was advised that two other buyers in the same offering had filed similar suits in Federal District Court in New York. Fortune responded to the suits, admitting that the stock price declined but alleged that suspicious trading activity in Fortune Common Stock occurred immediately prior to and during the time period in which the additional-share allocation was computed. Fortune believes that it has discovered evidence of active market manipulation in the Common Stock by these plaintiffs; accordingly, it has commenced a countersuit for damages suffered by the Company and its shareholders as a result of these acts and has also received leave of court to add third-party defendants whose actions furthered this market manipulation. Fortune intends to continue to vigorously defend plaintiffs' actions and prosecute its own counterclaims. Discovery is continuing in these cases and a consolidated trial is expected in 1998.

(9)  RELATED PARTY  TRANSACTIONS

     The Convertible Subordinated Notes discussed in note 5 were sold under a placement agreement with J. Robbins Securities, L.L.C. (the "Placement Agent"). The Placement Agent received a ten percent sales commission, a three percent non-accountable expense allowance, and warrants to purchase 89,583 shares of Common Stock. The warrants are exercisable over a five-year period at $3.60 per share. Barry W. Blank, a beneficial owner of more than five percent of the Company's Common Stock, is managing director for the Placement Agent and marketed substantially the entire private placement. As such, Mr. Blank earned approximately 50% of the fees and commissions paid to the Placement Agent and 20% of the warrants to be issued to the Placement Agent. A trust established by and, under certain circumstances, for the benefit of Mr. Blank acquired $500,000 of the Notes and Mr. Blank's mother acquired $50,000 of Notes. Mr. Blank disclaims beneficial ownership of the Notes purchased by his mother. Barry Feiner, a director of the Company, acted as outside counsel for the Placement Agent in connection with the private placement and earned $32,250 in legal fees from the Placement Agent. Mr. Feiner's wife acquired $50,000 in Notes for which Mr. Feiner disclaims beneficial ownership. Mr. Feiner recused himself from voting on all Company board of director matters associated with the private placement.

     As part of the relocation of Fortune's headquarters to Houston, Texas, the Company provided Tyrone J. Fairbanks, its President and Chief Executive Officer, with an incentive relocation package to facilitate his move to Texas. The package consisted of a payment by the Company of Mr. Fairbanks' moving expenses, a non-recourse, unsecured loan in the amount of $80,000 and a secured recourse loan in the amount of $70,000. The $80,000 loan bears interest at the rate of 6% per annum, with $20,000 of such loan forgiven in each of four consecutive years beginning in 1996, provided Mr. Fairbanks is still employed by the Company or has not been terminated by the Company with cause. The $70,000 loan also bears interest at the rate of 6% per annum, payable interest only for two years, with a $35,000 principal payment due on the second anniversary of the loan and all remaining principal and interest due on the third anniversary of the loan.

     On April 24, 1995, the Company obtained a $300,000 "bridge" loan to enable it to pay certain expenses, including $100,000 on its credit facility. The loan was obtained from LEX, which in turn had borrowed the funds from several individuals. Upon the consummation of the Company's acquisition of LEX, it became liable on such loans. (See note 3.) The loans were repaid out of the proceeds of the Company's June 1995 Common Stock offering. The individuals who loaned funds to LEX included Mrs. William H. Forster, mother of William D. Forster, (a principal of LEX and principal stockholder and formerly a director of Fortune), and John E. McConnaughy, Jr., formerly a principal stockholder of the Company. Each of Mrs. Forster and Mr. McConnaughy loaned LEX $100,000 and received from LEX, as an inducement to make the loan, 33,333 shares of Common Stock and 33,333 stock purchase warrants out of 1,200,000 shares and 1,200,000 warrants issued to LEX in conjunction with the acquisition. W. Forster & Co., Inc., a corporation wholly owned by William D. Forster, received a $30,000 placement fee from the Company for assistance in arranging the $300,000 bridge loan.

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

     Both the Klein Ventures, Inc. and Farber notes permitted the holder to elect to exchange their notes for shares of Common Stock at the price on the date the notes were issued ($2.00 and $1.875 per share, respectively), and Fortune reserved 294,166 shares of Common Stock for such purpose. On or about June 30, 1995, the estate of Mr. Farber converted its note into 106,667 shares of Common Stock. As additional consideration for making the loan, Klein Ventures, Inc. received 10,000 Common Stock purchase warrants with an exercise price of $2.40 per share, and Mr. Farber received 35,000 Common Stock purchase warrants with an exercise price of $1.875 per share. The Company also agreed to name two individuals nominated by Mr. Farber to fill vacancies on the board of directors. Barry Feiner, Esq., who served as counsel to Mr. Farber prior to the latter's death on May 5, 1995 and to Barry Blank, another principal stockholder of the Company, and Mr. Gary Gelman, Mr. Farber's grandson, were appointed to the board of directors in January 1995 pursuant to this agreement. Both Mr. Feiner and Mr. Gelman were subsequently re-elected to the board by the Company's stockholders.


     At maturity, on December 21, 1995, Klein Ventures, Inc. opted for conversion of its notes to Fortune Common Stock. The balance of the notes to the directors was repaid in full.

     No future transaction will be entered into between the Company and members of management or principal stockholders unless such transactions are approved by a majority of the directors who are not members of management or principal stockholders.

     In January 1995, Daniel E. Pasquini, the former president of the Company, agreed to a modification of a previous severance package. He accepted $85,000 in cash, the exercise price of 45,000 Common Stock options held by him was reduced to $.575 per share and the Company issued him warrants to purchase 45,000 shares of Common Stock at $2.75 per share. Compensation expense related to this severance package was recognized in 1994.

     Until his employment by the Company effective October 16, 1996, Mr. Dean W. Drulias was a stockholder of and a practicing attorney at the law firm of Burris, Drulias & Gartenberg, a Professional Corporation, which served as counsel to the Company since its incorporation in May 1987. Mr. Drulias has served as a director since 1990 and as Secretary since July 1994. During 1996 and 1995, his firm billed the Company a total of $152,000 and $183,000, respectively, for legal fees and costs.

     On January 22, 1997, the Company's board of directors appointed Daniel R. Shaughnessy as a director of the Company. Mr. Shaughnessy is a petroleum geophysicist and geologist and is president and owner of Interpretation3, an integrated 3D geophysical interpretation company which does geological and geophysical consulting work for the Company. During 1997, 1996 and 1995, Mr. Shaughnessy's firm billed the Company a total of $182,000, $45,000 and $1,500, respectively, for geological and geophysical consulting.

     As compensation to outside  directors,  the Company pays directors' fees of
$2,500  per  quarter.   Inside  directors  do  not  receive  such  compensation.


(10) STOCKHOLDERS'  EQUITY

     On September 30, 1997 the Company completed an odd-lot shareholder stock buy back wherein the Company offered to buy for $3.00 per share the Common Stock owned by shareholders who held fewer than 100 shares of the Company's Common Stock. The Company initiated the odd-lot buy back in an effort to reduce the cost of administering odd-lot shareholders. In connection with the buy back, 9,769 shares of the Company's Common Stock were acquired as treasury stock.


     Fortune has three Stock Option Plans. The plans cover all officers and employees of the Company. Two plans also provide for options for directors of the Company. The board of directors grants awards upon recommendations of its Compensation Committee. There is no performance formula or measure. Options granted under the 1988 plan must be exercised within ten years of the date of grant or are forfeited. Options granted under the 1993 and 1998 plans must be exercised within five years of the date of grant or they are forfeited.

     The Company follows the intrinsic value method for stock options granted to employees. In October 1995, the FASB issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). The Company has not adopted the fair value method for stock-based compensation plans, which is an optional provision of FAS 123. Accordingly, no compensation expense has been recognized for its stock based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the methodology prescribed under FAS 123, the impact on the Company's reported net loss and loss per share would have been:

                                                     Year ended December 31,
                                             -----------------------------------
                                               1997         1996         1995
                                             --------     --------     ---------
     Impact on net loss:
        Increase in net loss (millions)      $    0.6     $    0.5     $     0.1
        Increase in net loss per share       $   0.05     $   0.05     $    0.02


     The fair value on the date of grant of the options granted during 1997 is estimated as $1.23 per Common Stock option using the Black-Scholes option-pricing model. Following are the assumptions used by the Company to calculate the fair value of options granted and the impact on its net loss and net loss per share based upon the methodology prescribed under FAS 123:

                                                   Year ended December 31,
                                              --------------------------------
                                                1997         1996       1995
                                              --------    --------    --------
     Assumptions:
        Dividend yield                            0%           0%         0%
        Volatility                               65%          65%        65%
        Risk-free interest rate                 6.3%        6.14%       7.8%
        Forfeiture rate                           5%           5%         5%
        Expected life (years)                   2.5          2.5        2.5

     Common Stock option  transactions  were:

                                                                       Weighted  Average
                                                 Common Stock        of Exercise Price of
                                            Options Exercisable(a)    Shares Under Plans
                                            -------------------      ------------------
     Balance, December 31, 1994..........          405,750               $   2.71
     Granted.............................          289,000                   2.46
     Exercised...........................         (202,481)                  2.26
     Forfeited...........................                -                      -
                                                 ---------               --------
     Balance, December 31, 1995..........          492,269                   2.75
     Granted.............................          505,000                   3.07
     Exercised...........................          (46,150)                  2.47
     Forfeited...........................          (16,410)                  2.75
                                                 ---------               --------
     Balance, December 31, 1996..........          934,709                   2.93
     Granted.............................          595,000                   3.00
     Exercised...........................           (6,400)                  2.75
     Forfeited...........................          (20,411)                  2.74
                                                 ---------               --------
     Balance, December 31, 1997..........        1,502,898               $   2.96
                                                 =========               ========

(a) Table includes 80,000 Common Stock warrants which were issued to employees in 1995 and 1996 in lieu of Common Stock options.

     All options are immediately exercisable upon grant. At December 31, 1997, the Company had 623,243 and 2,000,000 Common Stock options available for grant during 1998 under the 1993 and 1998 Stock Option Plans, respectively. All options under the 1988 Plan have been granted. In January 1995, the Company reduced the exercise price on 45,000 Common Stock options held by Daniel E. Pasquini, the former president of the Company, from $2.75 per share to $0.575 per share. (See note 9) On January 12, 1995, the prices of the options granted in 1991, 1993, 1994, and 1995 were reduced from $6.00, $5.00, $5.48 and $6.03 per share, respectively, to $2.75 per share for all optionholders who were employees of the Company on that date. Such price reduction is reflected in the year the options were originally granted in the above table.

     The following table summarizes information concerning currently outstanding and exercisable options and warrants issued in lieu of options:

                                Options Outstanding and Exercisable
                           ---------------------------------------------
                                                Weighted
                                                Average         Weighted
         Range of                               Remaining        Average
         Exercise             Number           Contractual      Exercise
          Price            Outstanding            Life           Price
     --------------        -----------       --------------     --------
     $2.38 to $3.25         1,502,898          3.20 years        $2.96


     At December 31, 1997 the Company's outstanding Common Stock purchase warrants consisted of (d):

    Number of Warrants          Exercise Price         Expiration Date
    ------------------          --------------         ---------------
         45,000                 $         3.00             2/15/98
         75,000                 $         2.68             8/29/98
        138,888                 $         3.89             9/28/98
         64,015 (a)             $         4.41             9/28/98
      1,982,750 (b) (e)         $         3.75             9/28/98
         31,500 (c) (e)         $        11.14            10/05/98
        168,500                 $         3.50             12/3/98
         37,500                 $         3.50             12/5/98
        100,000                 $         3.50             3/31/99
         50,000                 $          4.0             5/19/99
         87,125                 $         4.00             12/2/99
         87,125                 $         5.00             12/2/99
         35,000                 $         2.75             1/06/00
         27,600                 $         3.19             2/25/00
      1,200,000                 $         4.75             5/12/00
        400,000                 $         2.40             6/25/00
        100,000                 $         4.75             8/01/00
         60,000                 $         3.63             9/06/00
         20,000                 $         2.44             8/29/01
         10,000                 $         2.44             9/06/01
      ---------
      4,720,003
      =========



(a)  Warrants permit the holder to purchase 88,289 total shares of Common Stock.

(b) Warrants permit the holders to purchase 2,841,610 total shares of Common Stock.

(c) Represents units that permit each unitholder to purchase 3.3097 shares of Common Stock plus two stock purchase warrants. Each stock purchase warrant, which expires September 28, 1998, permits the holder to purchase 1.4375 additional shares of Common Stock at an exercise price of $3.75.

(d) Table excludes warrants that have been issued to employees in lieu of stock options.

(e)  See note 14 regarding offer to exchange certain warrants for new warrants.

(11) MAJOR CUSTOMERS

     The Company sold oil representing 88% of its oil production to two customers (63% and 25%, respectively) for the year ended December 31, 1997. The Company sold gas representing 73% of its gas production to three customers (41%, 16% and 16%, respectively) for the year ended December 31, 1997.

     The Company sold oil representing 54% of its oil production under contracts to one customer for the year ended December 31, 1996. The Company's sold gas representing 86% of its gas production to four customers (26%, 23%, 20% and 17%, respectively) for the year ended December 31, 1996.

     The Company sold oil representing 56% of its oil production under contracts to one customer for the year ended December 31, 1995. The Company sold gas representing 71% of its gas production to three customers (29%, 26% and 16%, respectively) for the year ended December 31, 1995.

(12) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of cash and cash equivalents, accounts receivable, accounts payable, debt and other financial assets and liabilities approximate their fair value.

(13) RETIREMENT  PLAN

     During 1996, the Company adopted the Fortune Natural Resources Corporation 401(k) Profit Sharing Plan for its eligible employees. Under the plan, eligible employees are permitted to make salary deferrals of up to 15% of their annual compensation, subject to Internal Revenue Service (IRS) limitations. Salary deferrals will be matched 50% by the Company, subject to IRS limitations, and are 100% vested after two years of service with the Company. Salary deferrals are 100% vested at all times. The Company does not make profit sharing contributions to the plan. For the 1997 and 1996 plan years, the Company's matching contribution was $24,000 and $14,000, respectively, all of which was paid in shares of Common Stock.

(14) SUBSEQUENT EVENTS

     On February 12, 1997, the Company commenced a voluntary exchange offer of its outstanding publicly traded Common Stock purchase warrants and certain private warrants (collectively referred to herein as the old warrants) for new private warrants. The old warrants include 1,917,000 publicly traded warrants and 63,000 private warrants currently held by unitholders, all of which expire September 28, 1998. (See note 10.) Under the terms of the exchange offer, holders of the old warrants will have until March 31, 1998, subject to extension at the Company's sole discretion, to exchange their old warrants for an equal number of new private warrants that expire September 28, 1999. The new private warrants will not be listed for trading, are restricted from transfer and do not contain the same anti-dilution provisions as the public warrants. Otherwise, the new private warrants generally contain the same terms and conditions as the old warrants. The Company will not receive any proceeds as a result of this exchange offer.

(15) UNAUDITED  OIL AND GAS  PRODUCING  ACTIVITIES  AND
     OIL AND GAS  COSTINFORMATION

     All of the Company's reserves are located within the United States. Proved reserves represent estimated quantities of oil and gas which geological and engineering data demonstrate to be reasonably certain to be recoverable in the future from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells using existing equipment and operating methods.

     For the years ended December 31, 1997, 1996 and 1995, the oil and gas reserve estimates were determined by Huddleston & Co., Inc., ("Huddleston") Houston, Texas independent petroleum engineers, in accordance with guidelines established by the Securities and Exchange Commission. Such estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production, prices and the timing of development expenditures. The future cash inflow, as reflected in the "Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves", determined from such reserve data are estimates only, and the present values thereof should not be construed to be the current market values of the Company's oil and gas reserves or the costs that would be incurred to obtain equivalent reserves.

Changes  in  Estimated  Reserve  Quantities

     The Company's net interests in estimated quantities of proved developed and undeveloped reserves of oil and gas at December 31, 1997, 1996, and 1995, and changes in such quantities during the years then ended were as follows:


                                                                    Oil (MBbls)
                                                      ----------------------------------
                                                          1997       1996        1995
                                                      ----------  ----------  ----------
     BEGINNING OF PERIOD.........................            249         347       1,647
        Revisions of previous estimates..........             (1)          6        (160)
        Extensions and discoveries...............             88         106           -
        Production...............................            (87)        (57)        (92)
        Purchase of minerals in place............             13           -         174
        Sales of minerals in place*..............             (5)       (153)     (1,222)
                                                      ----------  ----------  ----------

     END OF PERIOD...............................            257         249         347
                                                      ==========  ==========  ==========
        Proved developed reserves
          Beginning of period....................            160         324         675
                                                      ==========  ==========  ==========

          End of period..........................            198         160         324
                                                      ==========  ==========  ==========


                                                                    Gas (Mmcf)
                                                      ----------------------------------
                                                          1997       1996        1995
                                                      ----------  ----------  ----------
     BEGINNING OF PERIOD.........................          3,481       5,938       5,911
          Revisions of previous estimates........            431        (753)       (388)
          Extensions and discoveries.............            187          85           -
          Production    .........................           (821)     (1,038)       (909)
          Purchase of minerals in place..........             11           -       2,934
          Sales of minerals in place*............            (72)       (751)     (1,601)
                                                      ----------  ----------  ----------

     END OF PERIOD...............................          3,217       3,481       5,938
                                                      ==========  ==========  ==========

          Proved developed reserves
            Beginning of period..................          1,749       4,686       3,317
                                                      ==========  ==========  ==========

            End of period .......................          1,548       1,749       4,686

                                                      ==========  ==========  ==========


-----------

* During 1995, the Company's interests in its California properties that were sold in February 1996 were transferred to oil and gas properties held for sale.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

     The following information has been developed utilizing procedures prescribed by Statement of Financial Accounting Standards No. 69 "Disclosures about Oil and Gas Producing Activities" ("FAS 69") and based on oil and gas reserve and production volumes determined by the Company's reserve engineers. It may be useful for certain comparative purposes, but should not be solely relied upon in evaluating the Company or its performance. Further, information contained in the following table should not be considered as representative of realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of the Company.

     The Company believes that the following factors should be taken into account in reviewing the following information: (1) future costs and selling prices will probably differ from those required to be used in these calculations; (2) due to future market conditions and governmental regulations, actual rates of production achieved in future years may vary significantly from the rate of production assumed in the calculations; (3) selection of a 10% discount rate is arbitrary and may not be reasonable as a measure of the relative risk inherent in realizing future net oil and gas revenues; and (4) future net revenues may be subject to different rates of income taxation.

     Under the Standardized Measure, future cash inflows were estimated by applying period-end oil and gas prices adjusted for fixed and determinable escalations to the estimated future production of period-end proved reserves. Future cash inflows were reduced by estimated future development, abandonment and production costs based on period-end costs in order to arrive at net cash flow before tax. Future income tax expense has been computed by applying period-end statutory tax rates to aggregate future pre-tax net cash flows, reduced by the tax basis of the properties involved and tax carryforwards. FAS 69 requires use of a 10% discount rate.

     Management does not rely solely upon the following information in making investment and operating decisions. Such decisions are based upon a wide range of factors, including estimates of probable as well as proved reserves and varying price and cost assumptions considered more representative of a range of possible economic conditions that may be anticipated.

     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves is as follows:


                                                 1997        1996        1995
                                               --------    --------    --------
                                                         (in thousands)
     Future cash  inflows....................  $ 12,717    $ 19,751    $ 19,531
     Future  costs:
       Production............................    (3,346)     (4,026)     (6,050)
       Development...........................      (961)     (1,613)      (881)
                                               --------    --------    --------

     Future net inflows before income taxes..     8,410      14,112      12,600
     Future income taxes.....................         -           -           -
                                               --------    --------    --------
     Future net cash flows...................     8,410      14,112      12,600
     10% discount factor.....................    (1,907)     (3,292)     (3,658)
                                               --------    --------    --------
     Standardized measure of
       discounted net cash flows.............  $  6,503    $ 10,820    $  8,942
                                               ========    ========    ========

         The average gas prices received by the Company were approximately $2.60, $4.04 and $2.32 per Mcf at year end 1997, 1996 and 1995, respectively. The average oil prices received by the Company were approximately $16.90, $22.79 and $16.10 per Bbl at year end 1997, 1996 and 1995, respectively. As of February 1998, the Company was receiving an average of approximately $2.10 per Mcf for its gas production and $14.70 per Bbl for its oil production. These current prices represent declines from December 1997 prices and the Company expects further price declines through the spring and summer of 1997.

Changes in Standardized Measure of Discounted Future Net Cash Flows from Proven Reserve Quantities

     A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil and gas reserves is as follows:


                                                                1997     1996       1995
                                                             --------  --------   --------
                                                                    (in thousands)

     Standardized Measure:
     Beginning of period..................................   $ 10,820  $  8,942   $  8,148
     Increases (decreases):
     Sales and transfers, net of production costs.........     (2,757)   (2,653)    (1,445)
     Extensions and discoveries...........................      1,571     1,532          -
     Net change in sales and transfer prices,
       net of production costs............................     (4,643)    5,233        460
     Changes in estimated future development costs........        245      (332)       500
     Development costs incurred during the period.........        400         -          -
     Revisions of quantity estimates......................        630    (1,473)      (871)
     Accretion of discount................................      1,082       894        814
     Purchases of reserves in place.......................        191         -      5,329
     Sales of reserves in place*..........................       (199)   (1,612)    (3,024)
     Changes in production rates (timing) and other.......       (837)      289       (969)
                                                             --------   --------  --------
     Standardized Measure:
     End of period........................................   $  6,503   $ 10,820  $  8,942
                                                             ========   ========  ========

*During 1995, the Company's interests in its California properties that were sold in February 1996 were transferred to oil and gas properties held for sale.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Houston, State of Texas, on March 3, 1998.

                           FORTUNE NATURAL RESOURCES CORPORATION


                           By:   /s/ Tyrone J. Fairbanks
                                ----------------------------------------
                                Tyrone J. Fairbanks
                                President, Chief Executive Officer and Director


                           By:   /s/ J. Michael Urban
                                ----------------------------------------
                                J. Michael Urban
                                Vice President, Chief Financial Officer and
                                Chief Accounting Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates stated.


          Signature                      Title                         Date
          ---------                      -----                         ----


 /s/ Tyrone J. Fairbanks
----------------------------
Tyrone J. Fairbanks             President, Chief Executive         March 3, 1998
                                Officer and Director


 /s/ Dean W. Drulias
----------------------------
Dean W. Drulias                 Executive Vice President,          March 3, 1998
                                General Counsel, Corporate
                                Secretary and Director

 /s/ Graham S. Folsom
----------------------------
Graham S. Folsom                Director                           March 3, 1998


 /s/ William T. Walker, Jr.
----------------------------
William T. Walker, Jr.          Director                           March 3, 1998


 /s/ Barry Feiner
----------------------------
Barry Feiner                    Director                           March 3, 1998


 /s/ Gary Gelman
----------------------------
Gary Gelman                     Director                           March 3, 1998


 /s/ D. R. Shaughnessy
----------------------------
D. R. Shaughnessy               Director                           March 3, 1998