Form 10-Q
period 1998-03-31
FORTUNE NATURAL RESOURCES CORP
filed 1998-05-08
CIK 38242

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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


                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)



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

                         12,133,478 as of April 30, 1998


                      FORTUNE NATURAL RESOURCES CORPORATION
                                 BALANCE SHEETS

                                     ASSETS
                                                                            March 31,    December 31,
                                                                              1998           1997
                                                                          ------------   ------------
                                                                           (Unaudited)     (Audited)
CURRENT ASSETS:
     Cash and cash equivalents .........................................  $  4,672,000   $  1,667,000
     Accounts receivable ...............................................       291,000        507,000
                                                                          ------------   ------------
         Total Current Assets ..........................................     4,963,000      2,174,000
                                                                          ------------   ------------

PROPERTY AND EQUIPMENT:
     Oil and gas properties, accounted for
       using the full cost method ......................................    23,977,000     27,822,000
     Office and other ..................................................       384,000        383,000
                                                                          ------------   ------------
                                                                            24,361,000     28,205,000
     Less--accumulated depletion, depreciation and amortization ........   (18,973,000)   (18,403,000)
                                                                          ------------   ------------
                                                                             5,388,000      9,802,000
                                                                          ------------   ------------
OTHER ASSETS:
     Materials, supplies and other .....................................       126,000        124,000
     Debt issuance costs (net of accumulated amortization of
       $189,000 and $93,000 at March 31, 1998 and
       December 31, 1997, respectively) ................................       431,000        526,000
                                                                          ------------   ------------
                                                                               557,000        650,000
                                                                          ------------   ------------

TOTAL ASSETS ...........................................................  $ 10,908,000   $ 12,626,000
                                                                          ============   ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                            March 31,    December 31,
                                                                              1998           1997
                                                                          ------------   ------------
CURRENT LIABILITIES:
     Accounts payable ..................................................  $       --     $    279,000
     Accrued expenses ..................................................       300,000        407,000
     Royalties and working interests payable ...........................        24,000         36,000
     Accrued interest ..................................................          --           76,000
                                                                          ------------   ------------
         Total Current Liabilities .....................................       324,000        798,000
                                                                          ------------   ------------

LONG-TERM DEBT .........................................................     3,235,000      3,775,000
                                                                          ------------   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $1.00 par value:
         Authorized--2,000,000 shares
         Issued and outstanding--None ..................................          --             --
     Common stock, $.01 par value :
         Authorized--40,000,000 shares
         Issued and outstanding 12,133,479 and 12,118,982 at
         March 31, 1998 and December 31, 1997, respectively ............       121,000        121,000
     Treasury Stock, at cost (9,769 shares at December 31, 1997) .......          --          (38,000)
     Capital in excess of par value ....................................    30,280,000     30,283,000
     Accumulated deficit ...............................................   (23,052,000)   (22,313,000)
                                                                          ------------   ------------
NET STOCKHOLDERS' EQUITY ...............................................     7,349,000      8,053,000
                                                                          ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............................  $ 10,908,000   $ 12,626,000
                                                                          ============   ============


                 See accompanying notes to financial statements.


                      FORTUNE NATURAL RESOURCES CORPORATION
                            STATEMENTS OF OPERATIONS


                                                                           For the Three Months Ended
                                                                          ---------------------------
                                                                            March 31,      March 31,
                                                                              1998           1997
                                                                          ------------   ------------
                                                                                  (Unaudited)
REVENUES
     Sales of oil and gas, net of royalties ............................. $    706,000   $  1,113,000
     Other income .......................................................       17,000         52,000
                                                                          ------------   ------------
                                                                               723,000      1,165,000
                                                                          ------------   ------------

COSTS AND EXPENSES
     Production and operating ...........................................      227,000        193,000
     Provision for depletion, depreciation and amortization .............      570,000        484,000
     Impairment to oil and gas properties ...............................         --          200,000
     General and administrative .........................................      459,000        553,000
     Debt conversion expense ............................................         --          316,000
     Stock offering cost ................................................         --          114,000
     Interest ...........................................................      110,000         54,000
     Amortization of deferred financing cost ............................       96,000         14,000
                                                                          ------------   ------------
                                                                             1,462,000      1,928,000
                                                                          ------------   ------------

LOSS BEFORE PROVISION FOR INCOME TAXES ..................................     (739,000)      (763,000)
PROVISION FOR INCOME TAXES ..............................................         --             --
                                                                          ------------   ------------

NET LOSS .................................................................    (739,000)  $   (763,000)
                                                                          ============   ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING .............................................   12,122,000     11,974,000
                                                                          ============   ============

NET LOSS PER COMMON SHARE ............................................... $      (0.06)  $      (0.06)
                                                                          ============   ============

                 See accompanying notes to financial statements.


                      FORTUNE NATURAL RESOURCES CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                    AND THE THREE MONTHS ENDED MARCH 31, 1998



                                                                        Capital in                                      Stock-
                                                  Common Stock           Excess of     Treasury       Accumulated      holders'
                                              Shares        Amount       Par Value       Stock          Deficit        Equity
                                          ------------   ------------  ------------   ------------   ------------   ------------
BALANCE, December 31, 1996 .............    11,853,663   $    119,000  $ 29,273,000   $       --     $(16,355,000)  $ 13,037,000

Common stock issued for
   exercise of stock options ...........         6,400           --          18,000           --             --           18,000
Common stock issued for
   exercise of warrants ................        45,000           --          89,000           --             --           89,000
Common stock issued in exchange
   for debentures, net of offering costs       218,858          2,000       889,000           --             --
                                                                                                                         891,000
Common stock contributed to
   Company 401(k) Plan .................         4,835           --          14,000           --             --           14,000
Common stock repurchased in
   odd-lot buyback .....................        (9,769)          --            --          (38,000)          --          (38,000)
Common stock returned to treasury ......            (5)          --            --             --             --             --
Net loss ...............................          --             --            --             --       (5,958,000)    (5,958,000)
                                          ------------   ------------  ------------   ------------   ------------   ------------

BALANCE, December 31, 1997 .............    12,118,982   $    121,000  $ 30,283,000   $    (38,000)  $(22,313,000)  $  8,053,000
                                          ============   ============  ============   ============   ============   ============

Common stock issued for
   exercise of warrants ................         4,312           --          11,000           --             --           11,000
Common stock contributed to
   Company 401(k) Plan .................        10,185           --          24,000           --             --           24,000
Cancellation of treasury stock .........          --             --         (38,000)        38,000           --             --
Net loss ...............................          --             --            --             --         (739,000)      (739,000)
                                          ------------   ------------  ------------   ------------   ------------   ------------
BALANCE, March 31, 1998
   (Unaudited) .........................    12,133,479   $    121,000  $ 30,280,000   $       --     $(23,052,000)  $  7,349,000
                                          ============   ============  ============   ============   ============   ============


                 See accompanying notes to financial statements.


                      FORTUNE NATURAL RESOURCES CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                     For the Three Months Ended
                                                                     --------------------------
                                                                       March 31,     March 31,
                                                                         1998          1997
                                                                     ------------  ------------
                                                                            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss .....................................................  $   (739,000) $   (763,000)
     Adjustments to reconcile net loss to net
       cash provided by (used in) operating activities:
         Depletion, depreciation and amortization .................       570,000       484,000
         Non-cash compensation expense ............................          --           5,000
         Amortization of deferred financing cost ..................        96,000        14,000
         Impairment of oil and gas assets .........................          --         200,000
         Debt conversion expense ..................................          --         316,000
         Stock offering cost ......................................          --         114,000
     Changes in assets and liabilities:
         Accounts receivable ......................................       216,000       142,000
         Prepaids .................................................          --          18,000
         Accounts payable and accrued expenses ....................      (386,000)       78,000
         Royalties and working interest payable ...................       (12,000)      (53,000)
         Accrued interest .........................................       (76,000)      (66,000)
         Other ....................................................        23,000          --
                                                                     ------------  ------------
     Net cash provided by (used in) operating activities ..........      (308,000)      489,000
                                                                     ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for oil and gas properties ......................      (850,000)     (899,000)
     Restricted cash used .........................................          --          55,000
     Proceeds from sale of properties and equipment ...............     4,695,000       203,000
     Expenditures for other property and equipment and other assets        (3,000)       (8,000)
                                                                     ------------  ------------
     Net cash provided by (used in) investing activities ..........     3,842,000      (649,000)
                                                                     ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of long term debt ..................................      (540,000)     (225,000)
     Proceeds from issuance of common stock .......................        11,000       103,000
     Expenditures for debenture exchange and stock offering .......          --        (139,000)
                                                                     ------------  ------------
     Net cash used in financing activities ........................      (529,000)     (261,000)
                                                                     ------------  ------------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS ............................................     3,005,000      (421,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ....................     1,667,000     2,174,000
                                                                     ------------  ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..........................  $  4,672,000  $  1,753,000
                                                                     ============  ============
Supplemental information:
     Interest paid in cash ........................................  $    110,000  $     54,000
Non-cash transactions
     Common stock issued for conversion of debt ...................          --         975,000
     Common stock issued for 401(k) Plan contribution .............        24,000          --


                 See accompanying notes to financial statements

                      FORTUNE NATURAL RESOURCES CORPORATION
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998

(1)    LINE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
       POLICIES AND PROCEDURES

       The condensed financial statements at March 31, 1998, and for the three months then ended included herein have been prepared by Fortune Natural Resources Corporation ("Fortune" or the "Company"), without audit, pursuant to the Rules and Regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such Rules and Regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. Certain reclassifications have been made to prior period amounts to conform to presentation in the current period. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1998 and December 31, 1997, the results of its operations for the three months ended March 31, 1998 and 1997, and cash flows for the three months ended March 31, 1998 and 1997. The results of the operations for such interim periods are not necessarily indicative of the results for the full year.

(2)    LONG-TERM DEBT

       At March 31, 1998, a summary of long-term debt is as follows:

                                                      March  31,  December 31,
                                                         1998         1997
                                                     -----------   -----------
       Convertible Subordinated Notes
         due December 31, 2007....................   $ 3,225,000   $ 3,225,000

       Credit Lyonnais credit facility
         due July 11, 1999,.......................        10,000       550,000
                                                     -----------   -----------

       Total long-term debt.......................     3,235,000     3,775,000
       Less current installments..................         --            --
                                                     -----------   -----------

       Long-term debt,
         excluding current installments............  $ 3,235,000   $ 3,775,000
                                                     ===========   ===========

       The Convertible Subordinated Notes (the "Notes)" are currently convertible into the Company's Common Stock at a conversion price of $3.00 per share, subject to adjustment. The Notes are convertible by the holders after May 1, 1999, subject to a one-time option by the holders to convert at a lower conversion price prior to that date in the event that the Company issues shares of its Common Stock at a price below the conversion price. The Notes are redeemable by the Company after May 1, 1999, at a premium that reduces monthly from 10% to zero over an 18-month period. Any such premium on redemption is waived in the event that the Company's Common Stock price averages at least $4.50 per share for 30 consecutive trading days. The holders of the Notes will be entitled to receive additional shares upon conversion in the event that the Company's Common Stock price averages less than the conversion price for a certain period prior to May 1, 1999. The Company has determined that the value of the potential adjustments to the conversion price is not material. The Notes are subordinate to all of the Company's secured debt, including the credit facility with Credit Lyonnais. The Notes bear interest at a rate of 12% per year, payable quarterly. The costs incurred to issue the Notes is being amortized as additional interest expense over the 18-month period ending May 1, 1999, the first date that the Notes are convertible. As a result of this amortization of issuance costs, the effective interest rate of the Notes over this 18-month period is 21.2%. If the Notes were held to maturity, the effective interest rate over the life of the Notes would be 13.4%.

       A portion of the net proceeds of the private placement of the Notes was used to refinance existing debt. On December 5, 1997, the Company redeemed the remaining outstanding balance of $1,028,000 of the Company's Debentures due December 31, 1997. In addition, $315,000 of net proceeds was used to reduce the borrowings under the Company's credit facility with Credit Lyonnais.

     The Company has in place a $20 million credit facility with Credit Lyonnais New York Branch ("Credit Lyonnais"). The Credit Lyonnais facility is due July 11, 1999, extendable for one year upon mutual consent. Under the new credit facility, the Company may initially borrow up to a pre-determined borrowing base, for acquisitions and development projects approved by Credit Lyonnais at either 1.25% above Credit Lyonnais' base rate or 4% above LIBOR. The Credit Lyonnais facility is secured by a mortgage on all of the Company's existing proved oil and gas properties. The Company is also required to pay a commitment fee of 0.5% on the unused portion of the borrowing base. On March 31, 1998, the Company repaid all but $10,000 of the outstanding balance of the credit facility with a portion of the proceeds from the sale of East Bayou Sorrel. (See note 6). Prior to the Company's sale of its interest in the East Bayou Sorrel field, the Company's borrowing base was $2 million. The bank has not completed its redetermination of the borrowing base subsequent to this sale. Primarily as a result of the lower revenues in the current quarter, the Company was unable to meet the 3 to 1 coverage ratio of cash flow to fixed-charges which is required by the credit facility for the nine-months period ended March 31, 1998. The Company has obtained a waiver of this covenant from the bank for the period ended March 31, 1998.

       The Company's maturities of long-term debt over the next three years are as follows:

                   Year               Debt
                 --------          ----------
                   1998            $        -
                   1999                10,000
                   2000                     -
                                   ----------
                                   $   10,000
                                   ==========

(3)    INCOME TAX EXPENSE

       No provision for income taxes was required for the three months ended March 31, 1998.

       At March 31, 1998, the Company estimates it had cumulative net operating loss carryforwards for federal income tax purposes of $13 million which are significantly restricted under IRC Section 382. These carryforwards are available to offset future federal taxable income, if any, with various expirations through 2013. The Company is uncertain as to the recoverability of the above deferred tax assets and has therefore applied a 100% valuation allowance.

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

       On April 16, 1996, Fortune was served with two lawsuits which had been filed in the Federal District Court in New York by purchasers of Fortune Common Stock in an offering in December 1995 under Regulation S. Under the terms of the subscription agreement pursuant to which the plaintiffs acquired their shares, each was entitled to receive additional shares of Fortune Common Stock if the market price fell below a stated level during a specified period following the 40-day holding period prescribed by Regulation S. Fortune responded to the suits, admitting that the stock price declined but alleged that suspicious trading activity in Fortune stock occurred immediately prior to and during the time period in which the additional-share allocation was computed. Fortune believes that it has discovered evidence of active market manipulation in the Common Stock by these plaintiffs; accordingly, it has commenced a countersuit for damages suffered by the Company and its shareholders as a result of these acts and has also received leave of court to add third-party defendants whose actions furthered this market manipulation. Discovery has been stayed pending a determination of objections filed by one of these third-party defendants. Fortune intends to resume both the defense of plaintiffs' claims and the aggressive prosecution of its own counterclaims as soon as it is entitled to do so.

(5)    COMPUTATION OF LOSS PER SHARE

       Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted earnings per common share are not presented, since the issuance or conversion of additional securities would have an anti-dilutive effect.

(6)    SALE OF EAST BAYOU SORREL

       On March 31, 1998, the Company sold its interest in the East Bayou Sorrel field, Iberville Parish, Louisiana to National Energy Group, Inc. for cash in the amount of $4,695,000. The properties sold consisted of the Company's interest in the Schwing #1 and #2 wells and all of the Company's leases, facilities and interests in the East Bayou Sorrel area of mutual interest, as such area is defined in the East Bayou Sorrel operating agreement. The sale is effective April 1, 1998. The sale closed on March 31, 1998, whereupon the Company received $4,535,000, which is net of ordinary closing adjustments.

       The Company's interest in the two productive wells at East Bayou Sorrel were pledged to secure the Company's Credit Facility with Credit Lyonnais. The total balance outstanding under the Credit Facility prior to this sale was $550,000. Concurrently with closing the sale of the East Bayou Sorrel field, the Company paid down the outstanding balance of the Credit Facility by $540,000. The Company plans to reinvest the remaining proceeds from the sale of East Bayou Sorrel into its exploration, development and property acquisition activities, including, for example, future anticipated exploration and development wells at its Espiritu Santo Bay and LaRosa 3D seismic exploration projects.

       The Schwing #1 and #2 wells began producing from permanent production facilities in January 1997 and June 1997, respectively. Although both wells have been shut-in since March 13, 1998 pending the repair of production facilities, they accounted for a significant portion of the Company's oil and gas revenues during 1997 and proved reserves as of December 31, 1997. A third well in the field, the Schwing #3, which spud October 9, 1997, was temporarily plugged and abandoned on March 5, 1998 pending further evaluation of the well's potential. The Company incurred approximately $1 million in connection with drilling and attempting to complete this well as a result of difficult drilling conditions and mechanical problems. Selected financial information attributable to the Company's interest in the East Bayou Sorrel field as reported in its 1997 and year-to-date operating and financial results is as follows:

                                               Year Ended     Three Months Ended
                                           December 31, 1997    March 31, 1998
                                           -----------------  ------------------
  Production
      Oil (Bbls)                                55,000              12,000
      Gas (Mcf)                                 78,000              18,000

  Oil and Gas Revenues                      $1,241,000            $230,000
  Production and Operating Expense             205,000              55,000
  Provision for Depletion, Depreciation
     and Amortization*                         430,000              54,000

                                        As of December 31, 1997
                                        -----------------------
  Estimated Net Reserve Quantities
  of Total Proved Reserves
      Oil (Bbls)                               152,000
      Gas (Mcf)                                204,000


       This represents 32% and 30% of the Company's oil and gas revenues and equivalent oil production and 23% of the Company's estimated quantities of equivalent proved oil reserves as of December 31, 1997. Consequently, the Company's revenues and cash flow from operations will decrease significantly in 1998 unless the production is replaced through successful exploration and development activities or through the acquisition of producing properties.

       Under the full cost method of accounting for oil and gas operations, dispositions of oil and gas properties are recorded as adjustments to capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capitalized costs and proved reserves. A significant alteration would not ordinarily be expected to occur for sales involving less than 25 percent of the reserve quantities in a given cost center. Because the sale of East Bayou Sorrel represents less than 25% of the Company's reserve quantities, the entire proceeds of $4,695,000 have been credited to capitalized oil and gas properties as of March 31, 1998.

(7)    SUBSEQUENT EVENT

       On February 12, 1998, the Company commenced a voluntary exchange offer of its outstanding publicly traded Common Stock purchase warrants and certain private warrants (collectively referred to herein as the old warrants) for new private warrants. The old warrants include 1,917,000 publicly traded warrants and the right to acquire 63,000 private warrants currently held by unitholders, all of which expire September 28, 1998. Under the terms of the exchange offer, holders of the old warrants had until April 15, 1998, to exchange their old warrants for an equal number of new private warrants that expire September 28, 1999. 1,779,713 warrants were tendered and accepted by the Company, representing 93% of the outstanding public warrants. An additional 3,000 public warrants were exercised by warrantholders during the exchange offer period. The new private warrants will not be listed for trading, are restricted from transfer and do not contain the same anti-dilution provisions as the public warrants. Otherwise, the new private warrants generally contain the same terms and conditions as the old warrants. The Company did not receive any proceeds as a result of this exchange offer.






-----------------------
* Represents the estimated reduction in depreciation and amortization expense reported by the Company in 1997 and 1998 that would have resulted from excluding the East Bayou Sorrel production and proved reserves.

                      FORTUNE NATURAL RESOURCES CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF OPERATING RESULTS FOR FIRST QUARTER OF 1998 TO THE FIRST QUARTER OF 1997.

       During  the  first  quarter  of 1998,  Fortune's  net loss  decreased  to
$739,000 compared to a net loss of $763,000 for the same 1997 period. Significantly lower oil and gas prices and lower gas production resulted in net oil and gas revenues decreasing by $407,000 (37%) in the first quarter of 1998, compared to the same 1997 period. The East Bayou Sorrel field was shut in for facility repairs from March 13, 1998 through the end of the quarter, contributing to the lower revenues. Oil and gas revenues are expected to decrease in the future as a result of the Company's sale of its entire interest in East Bayou Sorrel effective April 1, 1998. See note 6 to the financial statements for a discussion of this sale and the impact on the Company's operating results.

       The Company's oil production increased 8% during the first quarter of 1998 versus 1997. Gas production decreased 26% during the first quarter of 1998 versus 1997 primarily because of normal depletion.

       Gas prices on the Company's production averaged $2.37 per MCF for the first quarter of 1998 as compared to $3.04 per MCF for the same 1997 period (a 22% decrease). Oil prices averaged $14.28 per barrel for the first quarter of 1998 compared to $20.84 per barrel for the same 1997 period (a 31% decrease).

       Interest expense increased by $56,000 (104%) for the first quarter of 1998 over 1997 due to the higher debt balance. The higher debt balance results from the Company's issuance of subordinated convertible Notes in December 1997. A portion of the proceeds of this issuance were used to repay all of the Company's outstanding debentures due December 31, 1997 and to pay down a portion of its bank debt. Bank debt was further reduced by $540,000 on March 31, 1998 with a portion of the proceeds of the sale of East Bayou Sorrel. Consequently, interest expense is expected to decline in the second quarter of 1998. Non-cash amortization of debt financing costs increased by $82,000 for 1998 due to the Company's 1997 Notes offering in December 1997 and refinancing its bank credit facility in July 1997.

       The Company's provision for depletion, depreciation and amortization (DD&A) increased by $86,000 (18%) in the first quarter of 1998 as compared to 1997 primarily because of lower reserves and higher costs in 1998. The DD&A rate is expected to decrease in the second quarter of 1998 as a result of the sale of the East Bayou Sorrel property.

LIQUIDITY AND CAPITAL RESOURCES

       Cash Balance, Working Capital and Cash Flows from Operating Activities

       Cash flow from operating activities declined in 1998; however, working capital increased significantly at March 31, 1998. Fortune's operating activities were a net user of cash during the first quarter of 1998 in the amount of $308,000 as compared to cash flow provided from operating activities of $489,000 for 1997. This decrease results primarily from the significant reduction in payables in the first quarter of 1998 as compared 1997. Before considering the effect of changes in assets and liabilities, operating cash flow was $(73,000) for 1998 as compared to $370,000 for 1997. Lower oil and gas revenues and higher cash interest expense were the primary contributors to the 1998 decrease in cash flow. The Company's historically high working capital balance of $4,639,000 at March 31, compares to a December 31, 1997 balance of $1,376,000. The proceeds received from the sale of East Bayou Sorrel were the primary contributor to this significant increase in working capital. Management believes that, even in the face of fluctuating commodity prices, this increase in cash and working capital as a result of the sale of East Bayou Sorrel provides the Company with adequate capital to fully fund its capital program during 1998.

       Fortune's internal liquidity and capital resources in the near term will consist of working capital and cash flow from its oil and gas operations and its unused borrowing capacity, if any, under its bank credit facility.

       Cash Used in Investing Activities - Capital Expenditures

       Cash expenditures for oil and gas properties for the first quarter of 1998 were $850,000 as compared to $899,000 for 1997. The 1998 expenditures include primarily drilling and completion expenditures for the third well at East Bayou Sorrel, which was temporarily plugged and abandoned on March 5, 1998, drilling and completion operations at LaRosa and drilling costs for a dry hole at the S.W. Segno prospect.

       The Company has been involved in two significant proprietary 3D seismic projects along the Texas coast. The La Rosa project, a 24 square mile proprietary 3D survey over one of the Company's existing producing fields in Refugio County, Texas has been shot and is currently being interpreted. The Company sold one-half of its interest in the non-producing portion of this field in exchange for the acquiring parties paying 100% of the Company's 3D seismic costs. Two wells have been drilled to date. The first well was completed as a producer and the second well was plugged and abandoned. Additional drilling is expected in 1998. The Company holds a 37.5% working interest in the producing wells and an 18.75% working interest in the prospective projects covered by this 3D survey.

       The second project is offshore Texas in the intracoastal waters of Espiritu Santo Bay, Calhoun County. This involves a 135 square mile proprietary 3D seismic survey in which the Company owns a 12.5% working interest. The area covered by the survey also includes producing fields. This survey has also been completed and is being interpreted. The Company is encouraged by the results thus far and expects to begin drilling wells by mid 1998.

       The Company continually reviews exploration, development and acquisition opportunities and expects to participate in other such projects in 1998.

       Cash Used in Financing Activities

       On March 31, 1998, the Company paid off all but $10,000 of its bank credit facility using $540,000 of the proceeds from the sale of East Bayou Sorrel. The Company's other debt, all of which is subordinated convertible debt, is not due until 2007. Primarily as a result of the lower revenues in the current quarter, the Company was unable to meet the 3 to 1 coverage ratio of cash flow to fixed-charges which is required by the credit facility for the nine-months period ended March 31, 1998. The Company has obtained a waiver of this covenant from the bank for the period ended March 31, 1998.

       Oil and Gas Prices

       Conditions outside of the Company's control influence the price it receives for oil and gas. As of April 30, 1998, the Company was receiving an average of approximately $13.20 per barrel for its oil production and $2.40 per MCF for its gas production.

       "Year 2000" Compliance

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

FORWARD LOOKING STATEMENTS

       This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements include statements regarding: future oil and gas production and prices, future exploration and development spending, future drilling and operating plans and expected results, reserve and production potential of the Company's properties and prospects and the Company's strategy. Actual events or results could differ materially from those discussed in the forward-looking statements as a result of various factors including, without limitation, the factors set forth below and elsewhere in this 10-Q, and in the Company's annual report on Form 10-K.

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

       Dependence on a Limited Number of Wells. Through the first quarter of 1998, over 60% of the Company's oil and gas revenues, cash flow and proved oil and gas reserves was accounted for by three wells, the South Timbalier Block 76 well and the two East Bayou Sorrel wells. The Company sold all of its interest in the East Bayou Sorrel wells effective April 1, 1998. The South Timbalier
Block 76 well was shut-in for repairs for one month in 1997 and for over two months in 1996 as the result of mechanical failures. A significant curtailment or loss of production from the South Timbalier well for a prolonged period before the Company could replace the reserves through new discoveries or acquisitions would have a material adverse effect on the Company's operating results in 1998.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         Exhibit No.    Description
         -----------    -----------

             4.1        Warrant Agreement by and between Registrant and U.S.
                        Stock Transfer Corporation, as warrant agent (filed as
                        Exhibit 4.1 to Registrant's Registration Statement on
                        Form S-2 (333-45469) and incorporated herein by
                        reference
             4.2        Form of Warrant Certificate (filed as Exhibit 4.2 to
                        Registrant's Registration Statement on Form S-2
                        (333-45469) and incorporated herein by reference
            27.1*       Financial Data Schedule.

(B)      REPORTS ON FORM 8-K / 8K-A

         A report on Form 8-K was filed with the Securities and Exchange Commission on March 31, 1998 to report the Company's sale of East Bayou Sorrel.


*Filed herewith.

                      FORTUNE NATURAL RESOURCES CORPORATION

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FORTUNE NATURAL RESOURCES CORPORATION



                                By:   /s/ TYRONE J. FAIRBANKS
                                    -------------------------------------
                                    Tyrone J. Fairbanks
                                    President and Chief Executive Officer




                                By:   /s/ J. MICHAEL URBAN
                                    -------------------------------------
                                    J. Michael Urban
                                    Vice President and Chief Financial
                                      and Accounting Officer


Date:  May 8, 1998