Form 10-Q
period 1998-06-30
FORTUNE NATURAL RESOURCES CORP
filed 1998-08-03
CIK 38242

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                         12,133,479 as of July 31, 1998

                      FORTUNE NATURAL RESOURCES CORPORATION
                                 BALANCE SHEETS

                                     ASSETS
                                                           June 30,     December 31,
                                                             1998          1997
                                                         ------------   ------------
                                                         (Unaudited)     (Audited)
CURRENT ASSETS:
     Cash and cash equivalents ......................    $  3,530,000   $  1,667,000
     Accounts receivable ............................         435,000        507,000
     Prepaid expenses ...............................          99,000           --
                                                         ------------   ------------
         Total Current Assets .......................       4,064,000      2,174,000
                                                         ------------   ------------

PROPERTY AND EQUIPMENT:
     Oil and gas properties, accounted for
       using the full cost method ...................      24,838,000     27,822,000
     Office and other ...............................         384,000        383,000
                                                         ------------   ------------
                                                           25,222,000     28,205,000
     Less--accumulated depletion,
       depreciation and amortization ................     (19,493,000)   (18,403,000)
                                                         ------------   ------------
                                                            5,729,000      9,802,000
                                                         ------------   ------------
OTHER ASSETS:
     Materials, supplies and other ..................          86,000        124,000
     Debt issuance costs (net of accumulated
       amortization of $285,000 and $93,000
       at June 30, 1998 and December 31,
       1997, respectively) ..........................         335,000        526,000
                                                         ------------   ------------
                                                              421,000        650,000
                                                         ------------   ------------

TOTAL ASSETS ........................................    $ 10,214,000   $ 12,626,000
                                                         ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           June 30,     December 31,
                                                             1998          1997
                                                         ------------   ------------
CURRENT LIABILITIES:
     Accounts payable................................    $    175,000   $    279,000
     Accrued expenses................................         280,000        407,000
     Royalties and working interests payable.........          11,000         36,000
     Accrued interest................................               -         76,000
                                                         ------------   ------------
         Total Current Liabilities...................         466,000        798,000
                                                         ------------   ------------

LONG-TERM DEBT.......................................       3,235,000      3,775,000
                                                         ------------   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $1.00 par value:
         Authorized--2,000,000 shares
         Issued and outstanding--None................               -              -
     Common stock, $.01 par value :
         Authorized--40,000,000 shares
         Issued and outstanding 12,133,479 and
           12,118,982 at June 30, 1998 and
           December 31, 1997, respectively...........         121,000        121,000
     Treasury Stock, at cost (9,769 shares at
       December 31, 1997)............................               -        (38,000)
     Capital in excess of par value..................      30,169,000     30,283,000
     Accumulated deficit.............................     (23,777,000)   (22,313,000)
                                                         ------------   ------------
NET STOCKHOLDERS' EQUITY.............................       6,513,000      8,053,000
                                                         ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........    $ 10,214,000   $ 12,626,000
                                                         ============   ============

                       See accompanying notes to financial statements.


                      FORTUNE NATURAL RESOURCES CORPORATION
                            STATEMENTS OF OPERATIONS


                                                           For the Six Months Ended
                                                         ---------------------------
                                                           June 30,       June 30,
                                                             1998           1997
                                                         ------------   ------------
                                                                 (Unaudited)
REVENUES
     Sales of oil and gas, net of royalties..........    $  1,123,000   $  1,804,000
     Other income....................................          76,000        106,000
                                                         ------------   ------------
                                                            1,199,000      1,910,000
                                                         ------------   ------------

COSTS AND EXPENSES
     Production and operating........................         359,000        736,000
     Provision for depletion, depreciation
       and amortization..............................         830,000        969,000
     Impairment to oil and gas properties............         260,000      3,200,000
     General and administrative......................         813,000      1,012,000
     Debt conversion expense.........................               -        316,000
     Stock offering cost.............................               -        269,000
     Interest paid in cash...........................         209,000        103,000
     Interest - amortization of deferred
       financing cost................................         192,000         27,000
                                                         ------------   ------------
                                                            2,663,000      6,632,000
                                                         ------------   ------------

LOSS BEFORE PROVISION FOR INCOME TAXES...............      (1,464,000)    (4,722,000)
PROVISION FOR INCOME TAXES...........................               -              -
                                                         ------------   ------------

NET LOSS ............................................    $ (1,464,000)  $ (4,722,000)
                                                         ============   ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING..........................      12,127,877     12,049,593
                                                         ============   ============

NET LOSS PER COMMON SHARE............................    $      (0.12)  $      (0.39)
                                                         ============   ============

                 See accompanying notes to financial statements.



                      FORTUNE NATURAL RESOURCES CORPORATION
                            STATEMENTS OF OPERATIONS

                                                          For the Three Months Ended
                                                         ---------------------------
                                                           June 30,       June 30,
                                                             1998           1997
                                                         ------------   ------------
                                                                 (Unaudited)
REVENUES
     Sales of oil and gas, net of royalties .........    $    417,000   $    691,000
     Other income ...................................          59,000         54,000
                                                         ------------   ------------
                                                              476,000        745,000
                                                         ------------   ------------

COSTS AND EXPENSES
     Production and operating .......................         132,000        543,000
     Provision for depletion, depreciation
       and amortization .............................         260,000        485,000
     Impairment to oil and gas properties ...........         260,000      3,000,000
     General and administrative .....................         354,000        459,000
     Stock offering cost ............................               -        155,000
     Interest paid in cash ..........................          99,000         49,000
     Interest - amortization of deferred
       financing cost ...............................          96,000         13,000
                                                         ------------   ------------
                                                            1,201,000      4,704,000
                                                         ------------   ------------

LOSS BEFORE PROVISION FOR INCOME TAXES ..............        (725,000)    (3,959,000)
PROVISION FOR INCOME TAXES ..........................               -              -
                                                         ------------   ------------

NET LOSS ............................................    $   (725,000)  $ (3,959,000)
                                                         ============   ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING .........................      12,133,479     12,123,918
                                                         ============   ============

NET LOSS PER COMMON SHARE ...........................    $      (0.06)  $      (0.33)
                                                         ============   ============


                 See accompanying notes to financial statements.



                      FORTUNE NATURAL RESOURCES CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                     AND THE SIX MONTHS ENDED JUNE 30, 1998




                                                 Common Stock         Capital in                               Stock-
                                            ----------------------    Excess of    Treasury   Accumulated     holders'
                                              Shares       Amount     Par Value     Stock       Deficit        Equity
                                            ----------   ----------  -----------  --------   ------------   ------------
BALANCE, December 31, 1996................  11,853,663   $ 119,000   $29,273,000  $      -   $(16,355,000)  $ 13,037,000

Common stock issued for
   exercise of stock options..............       6,400           -        18,000         -              -         18,000
Common stock issued for
   exercise of warrants...................      45,000           -        89,000         -              -         89,000
Common stock issued in exchange
   for debentures, net of offering costs..     218,858       2,000       889,000         -              -        891,000
Common stock contributed to
   Company 401(k) Plan....................       4,835           -        14,000         -              -         14,000
Common stock repurchased in
   odd-lot buyback........................      (9,769)          -             -   (38,000)             -        (38,000)
Common stock returned to treasury.........          (5)          -             -         -              -              -
Net loss..................................           -           -             -         -     (5,958,000)    (5,958,000)
                                            ----------   ---------   -----------  --------   ------------   ------------

BALANCE, December 31, 1997................  12,118,982   $ 121,000   $30,283,000  $(38,000)  $(22,313,000)  $  8,053,000

Common stock issued for
   exercise of warrants...................       4,312           -        11,000         -              -         11,000
Common stock contributed to
   Company 401(k) Plan....................      10,185           -        24,000         -              -         24,000
Cancellation of treasury stock............           -           -       (38,000)   38,000              -              -
Voluntary exchange of public
   warrants for private warrants..........           -           -       (59,000)        -              -        (59,000)
Repurchase of outstanding
   private warrants.......................           -           -       (52,000)        -              -        (52,000)
Net loss..................................           -           -             -         -     (1,464,000)    (1,464,000)
                                            ----------   ---------   -----------  --------   ------------   ------------

BALANCE, June 30, 1998
   (Unaudited)............................  12,133,479   $ 121,000   $30,169,000  $      -   $(23,777,000)  $  6,513,000
                                            ==========   =========   ===========  ========   ============   ============


                 See accompanying notes to financial statements.


                      FORTUNE NATURAL RESOURCES CORPORATION
                            STATEMENTS OF CASH FLOWS


                                                                        For the Six Months Ended
                                                                       --------------------------
                                                                        June 30,       June 30,
                                                                          1998           1997
                                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss......................................................    $(1,464,000)   $(4,722,000)
     Adjustments to reconcile net loss to net
       cash provided by (used in) operating activities:
         Depletion, depreciation and amortization..................        830,000        969,000
         Non-cash compensation expense.............................         20,000         42,000
         Amortization of deferred financing cost...................        192,000         28,000
         Impairment of oil and gas assets..........................        260,000      3,200,000
         Debt conversion expense...................................              -        316,000
         Stock offering cost.......................................              -        269,000
     Changes in assets and liabilities:
         Accounts receivable.......................................         72,000        225,000
         Prepaids..................................................        (99,000)        18,000
         Accounts payable and accrued expenses.....................       (231,000)     1,227,000
         Royalties and working interest payable....................        (25,000)       (47,000)
         Accrued interest..........................................        (76,000)       (41,000)
         Other assets..............................................         23,000              -
                                                                       -----------    -----------
     Net cash (used in) provided by operating activities...........       (498,000)     1,484,000
                                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for oil and gas properties.......................     (1,711,000)    (2,124,000)
     Restricted cash used..........................................              -        138,000
     Return of exploration venture restricted cash.................              -      2,154,000
     Proceeds from sale of properties and equipment................      4,695,000        203,000
     Net changes in other property and equipment and other assets..         17,000       (129,000)
                                                                       -----------    -----------
     Net cash provided by investing activities.....................      3,001,000        242,000
                                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of long term debt...................................       (540,000)      (450,000)
     Proceeds from issuance of common stock........................         11,000        103,000
     Expenditures for debenture exchange and other offerings.......        (59,000)      (294,000)
     Repurchase of private warrants................................        (52,000)             -
                                                                       -----------    -----------
     Net cash used in financing activities.........................       (640,000)      (641,000)
                                                                       -----------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS..........................      1,863,000      1,085,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.....................      1,667,000      2,174,000
                                                                       -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD...........................    $ 3,530,000    $ 3,259,000
                                                                       ===========    ===========
Supplemental information:
     Interest paid in cash..........................................   $   209,000    $   103,000
Non-cash transactions
     Common stock issued for conversion of debt.....................             -        975,000
     Common stock issued for 401(k) Plan contribution...............        24,000              -




                 See accompanying notes to financial statements

                      FORTUNE NATURAL RESOURCES CORPORATION
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998

(1)  LINE OF BUSINESS AND SUMMARY OF SIGNIFICANT
     ACCOUNTING POLICIES AND PROCEDURES

     The condensed financial statements at June 30, 1998, and for the three months and six months ended June 30, 1998 and 1997 included herein have been prepared by Fortune Natural Resources Corporation ("Fortune" or the "Company"), without audit, pursuant to the Rules and Regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such Rules and Regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. Certain reclassifications have been made to prior period amounts to conform to presentation in the current period. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1998 and December 31, 1997, the results of its operations for the three months and six months ended June 30, 1998 and 1997, and cash flows for the six months ended June 30, 1998 and 1997. The results of the operations for such interim periods are not necessarily indicative of the results for the full year.

(2)  LONG-TERM DEBT

     At June 30,  1998,  a summary of  long-term  debt is as  follows:

                                                   June 30,     December 31,
                                                     1998           1997
                                                ------------    ------------
     Convertible Subordinated Notes
       due December 31, 2007...............     $  3,225,000    $  3,225,000

     Credit Lyonnais credit facility
       due July 11, 1999...................           10,000         550,000
                                                ------------    ------------

     Total long-term debt..................        3,235,000       3,775,000
     Less current installments.............                -               -
                                                ------------    ------------
     Long-term debt,
       excluding current installments......     $  3,235,000    $  3,775,000
                                                ============    ============


     The Convertible Subordinated Notes (the "Notes)" are currently convertible into the Company's Common Stock at a conversion price of $3.00 per share, subject to adjustment. The Notes are convertible by the holders after May 1, 1999, subject to a one-time option by the holders to convert at a lower conversion price prior to that date in the event that the Company issues shares of its Common Stock at a price below the conversion price. The Notes are redeemable by the Company after May 1, 1999, at a premium that reduces monthly from 10% to zero over an 18-month period. Any such premium on redemption is waived in the event that the Company's Common Stock price averages at least $4.50 per share for 30 consecutive trading days. The holders of the Notes will be entitled to receive additional shares upon conversion in the event that the Company's Common Stock price averages less than the conversion price for a certain period prior to May 1, 1999. The Company determined at the time of issuance of the Notes that the value of the potential adjustments to the conversion price was not material. The Notes are subordinate to all of the Company's secured debt, including the credit facility with Credit Lyonnais. The Notes bear interest at a rate of 12% per year, payable quarterly. The costs incurred to issue the Notes are being amortized as additional interest expense over the 18-month period ending May 1, 1999, the first date that the Notes are convertible. As a result of this amortization of issuance costs, the effective interest rate of the Notes over this 18-month period is 21.2%. If the Notes were held to maturity, the effective interest rate over the life of the Notes would be 13.4%.

     The Company has in place a $20 million credit facility with Credit Lyonnais New York Branch ("Credit Lyonnais"). The Credit Lyonnais facility is due July 11, 1999, extendable for one year upon mutual consent. On March 31, 1998, the Company repaid all but $10,000 of the outstanding balance of the credit facility with a portion of the proceeds from the sale of East Bayou Sorrel. (See note 6). Prior to the Company's sale of its interest in the East Bayou Sorrel field, the Company's borrowing base was $2 million. The bank has not completed its redetermination of the borrowing base subsequent to this sale; consequently, the Company does not know how much, if any, is currently available for borrowing under this credit facility. Under the credit facility, once the borrowing base is redetermined, the Company may borrow up to a pre-determined borrowing base, for acquisitions and development projects approved by Credit Lyonnais at either 1.25% above Credit Lyonnais' base rate or 4% above LIBOR. The Credit Lyonnais facility is secured by a mortgage on all of the Company's existing proved oil and gas properties. The Company is also required to pay a commitment fee of 0.5% on the unused portion of the borrowing base. Primarily as a result of the lower revenues in 1998 as a result of lower oil and gas prices and the sale of East Bayou Sorrel, the Company was unable to meet the 3 to 1 coverage ratio of cash flow to fixed-charges which is required by the credit facility for the twelve-month period ended June 30, 1998. The Company has requested a waiver of this covenant from the bank for the period ended June 30, 1998. Although a waiver has not been received from the bank as of the date hereof, the Company has not reclassified the $10,000 outstanding balance on such debt to current liabilities because the amount is not material.

     The Company's maturities of long-term debt over the next three years are as follows:

                  Year               Debt
                --------           --------
                  1998             $      -
                  1999               10,000
                  2000                    -
                                   --------
                                   $ 10,000
                                   ========

(3)  INCOME TAX EXPENSE

     No provision for income taxes was required for the three months and six months ended June 30, 1998.

     At June 30, 1998, the Company estimates it had cumulative net operating loss carryforwards for federal income tax purposes of $14 million which are significantly restricted under IRC Section 382. These carryforwards are available to offset future federal taxable income, if any, with various expirations through 2013. The Company is uncertain as to the recoverability of the above deferred tax assets and has therefore applied a 100% valuation allowance.

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

     On April 16, 1996, Fortune was served with two lawsuits which had been filed in the Federal District Court in New York by purchasers of its Common Stock in an offering in December 1995 under Regulation S. Under the terms of the subscription agreement pursuant to which the plaintiffs acquired their shares, each was entitled to receive additional shares of Common Stock if the market price fell below a stated level during a specified period following the 40-day holding period prescribed by Regulation S. Fortune responded to the suits, admitting that the stock price declined but alleged that suspicious trading activity in its Common Stock occurred immediately prior to and during the time period in which the additional-share allocation was computed. Fortune believes that it has discovered evidence of active market manipulation in the Common Stock by these plaintiffs; accordingly, it has commenced a countersuit for damages suffered by the Company and its shareholders as a result of these acts and has also received leave of court to add third-party defendants whose actions furthered this market manipulation. Discovery has been stayed pending a determination of objections filed by one of these third-party defendants. Fortune intends to resume both the defense of plaintiffs' claims and the aggressive prosecution of its own counterclaims as soon as it is entitled to do so.

(5)  COMPUTATION OF LOSS PER SHARE

     Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted earnings per common share are not presented because the issuance or conversion of additional securities would have an anti-dilutive effect.

(6)  SALE OF EAST BAYOU SORREL

     On March 31, 1998, the Company sold its interest in the East Bayou Sorrel field, Iberville Parish, Louisiana to National Energy Group, Inc. for cash in the amount of $4,695,000. The properties sold consisted of the Company's interest in the Schwing #1 and #2 wells and all of the Company's leases, facilities and interests in the East Bayou Sorrel area of mutual interest, as such area is defined in the East Bayou Sorrel operating agreement. The sale was effective April 1, 1998. The sale closed on March 31, 1998, whereupon the Company received $4,535,000, which is net of ordinary closing adjustments.

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

     The Schwing #1 and #2 wells began producing from permanent production facilities in January 1997 and June 1997, respectively. Although both wells were shut-in from March 13, 1998 through the date of the sale to repair production facilities, they accounted for a significant portion of the Company's oil and gas revenues during 1997 and proved reserves as of December 31, 1997. A third well in the field, the Schwing #3, which was spudded October 9, 1997, was temporarily plugged and abandoned on March 5, 1998 pending further evaluation of the well's potential. During 1997 and 1998, the Company incurred approximately $1 million in connection with drilling and attempting to complete this well as a result of difficult drilling conditions and mechanical problems. Selected financial information attributable to the Company's interest in the East Bayou Sorrel field as reported in its 1997 and year-to-date operating and financial results is as follows:

                                               Year Ended     Six Months Ended
                                           December 31, 1997    June 30, 1998 **
                                           -----------------  ----------------
       Production
           Oil (Bbls)                             55,000           12,000
           Gas (Mcf)                              78,000           18,000

       Oil and Gas Revenues                   $1,241,000         $231,000
       Production and Operating Expense          205,000           60,000
       Provision for Depletion, Depreciation
       and Amortization*                         430,000           54,000

                                                As of
                                           December 31, 1997
                                           -----------------
       Estimated Net Reserve Quantities
       of Total Proved Reserves
           Oil (Bbls)                            152,000
           Gas (Mcf)                             204,000

----------
* Represents the estimated reduction in depreciation, depletion and amortization expense reported by the Company in 1997 and 1998 that would have resulted from excluding the East Bayou Sorrel production and proved reserves.

** Amounts in this column represent 1998 production, revenues and related expenses through March 31, 1998, the date of sale of the East Bayou Sorrel interests.


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

     Under the full cost method of accounting for oil and gas operations, dispositions of oil and gas properties are recorded as adjustments to capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capitalized costs and proved reserves. A significant alteration would not ordinarily be expected to occur for sales involving less than 25 percent of the reserve quantities in a given cost center. Because the sale of East Bayou Sorrel represents less than 25% of the Company's reserve quantities, the entire proceeds of $4,695,000 was credited to capitalized oil and gas properties as of March 31, 1998.

(7)  WARRANT EXCHANGE OFFER

     On February 12, 1998, the Company commenced a voluntary exchange offer of its outstanding publicly traded Common Stock purchase warrants and certain private warrants (collectively referred to herein as the old warrants) for new private warrants. The old warrants include 1,917,000 publicly traded warrants and the right to acquire 63,000 private warrants currently held by unitholders, all of which expire September 28, 1998. Under the terms of the exchange offer, holders of the old warrants had until April 15, 1998, to exchange their old warrants for an equal number of new private warrants that expire September 28, 1999. 1,779,713 warrants were tendered and accepted by the Company, representing 93% of the outstanding public warrants. An additional 3,000 public warrants were exercised by warrantholders during the exchange offer period. The new private warrants will not be listed for trading, are restricted from transfer and do not contain the same anti-dilution provisions as the public warrants. Otherwise, the new private warrants generally contain the same terms and conditions as the old warrants. The Company did not receive any proceeds as a result of this exchange offer. $59,000 of costs incurred by the Company in connection with the exchange offer were charged to Shareholders' Equity during the second quarter of 1998.

                      FORTUNE NATURAL RESOURCES CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF 1998 OPERATING RESULTS TO 1997.

     SECOND QUARTER 1998 VS. 1997

     During the second quarter of 1998, Fortune's net loss decreased to $725,000 compared to a net loss of $3,959,000 for the same 1997 period. The higher 1997 loss was primarily attributable to the $3,000,000 non-cash impairments to oil and gas properties recorded in the second quarter of 1997.

     Significantly lower oil prices and lower oil and gas production resulted in net oil and gas revenues decreasing by $274,000 (40%) in the second quarter of 1998, compared to the same 1997 period. The Company's oil production decreased 59% to 6,700 barrels during the second quarter of 1998 versus 1997. Gas production decreased 15% to 151,000 MCF during the second quarter of 1998 versus 1997. Oil and gas production decreased primarily as a result of the Company's sale of its entire interest in East Bayou Sorrel effective April 1, 1998. See note 6 to the financial statements for a discussion of this sale and the impact on the Company's operating results.

     Gas prices on the Company's production averaged $2.22 per MCF for the second quarter of 1998 as compared to $2.20 per MCF for the same 1997 period (a 1% increase). Oil prices averaged $12.32 per barrel for the second quarter of 1998 compared to $18.33 per barrel for the same 1997 period (a 33% decrease).

     Production and operating expense decreased by $411,000 (76%) during the second quarter of 1998 over 1997. Production and operating expense in 1997 included approximately $400,000 of costs attributable to a workover at South Timbalier Block 76.

     General and administrative expense decreased $105,000 (23%) during the second quarter of 1998 versus 1997 primarily because of lower litigation costs in 1998 in connection with the 1995 Regulation S offering (discussed in note 4 to the financial statements) and lower personnel costs.

     Interest expense paid in cash increased by $50,000 (102%) during the second quarter of 1998 over 1997 due to the higher debt balance. The higher debt balance results from the Company's issuance of subordinated convertible Notes in December 1997. A portion of the proceeds of this issuance were used to repay all of the Company's outstanding debentures due December 31, 1997 and to pay down a portion of its bank debt. Bank debt was further reduced by $540,000 on March 31, 1998 with a portion of the proceeds of the sale of East Bayou Sorrel. Non-cash amortization of debt financing costs increased by $83,000 during 1998 because of the Company's Notes offering in December 1997 and credit facility refinancing in July 1997.

     The Company's provision for depletion, depreciation and amortization (DD&A) decreased by $225,000 (46%) in the second quarter of 1998 as compared to 1997 primarily because of the impact of impairments to oil and gas properties and the sale of East Bayou Sorrel.

     SIX MONTHS ENDED JUNE 30, 1998 VS. 1997

     During the six months ended June 30, 1998, Fortune had a net loss of $1,464,000 compared to a net loss of $4,722,000 for the same 1997 period. The higher 1997 loss was primarily attributable to the $316,000 non-cash debt conversion expense incurred in connection with closing the Company's Exchange Offer on February 26, 1997, the $269,000 of stock offering costs incurred in 1997 for the public offering which was withdrawn in April 1997, the $3,200,000 non-cash impairments to oil and gas properties recorded in 1997 and increased depreciation, depletion and amortization expense in 1997.

     Net oil and gas revenues in the first six months of 1998 decreased by $681,000 (38%) compared to the same 1997 period. The decrease primarily resulted from significantly lower oil and gas prices and oil and gas production in 1998. 1997 revenues included revenues from the Company's East Bayou Sorrel field that was sold effective April 1, 1998. South Timbalier Block 76 was shut-in for 26 days in 1997 for a workover, adversely affecting 1997 revenues and partially offsetting the decrease from 1997 to 1998.

     Oil production decreased 22% to 28,100 barrels during the first six months of 1998 versus 1997 as a result of this sale. Gas production decreased 22% to 320,000 MCF during the first six months of 1998 versus 1997, also primarily because of the sale of East Bayou Sorrel, as discussed above.

     For the first six months of 1998, the Company's natural gas prices averaged $2.30 per MCF as compared to $2.67 per MCF for the same 1997 period (a 14% decrease). Oil prices averaged $13.82 per barrel for the first six months of 1998 compared to $19.76 per barrel for the same 1997 period (a 30% decrease).

     Production and operating expense decreased by $377,000 (51%) for the first six months of 1998 over 1997. Production and operating expense in 1997 included approximately $400,000 of costs attributable to a workover at South Timbalier Block 76.

     General and administrative expense decreased $199,000 (20%) for the first six months of 1998 versus 1997 primarily because of lower litigation costs in 1998 in connection with the 1995 Regulation S offering (discussed in note 4 to the financial statements) and lower personnel costs.

     Interest expense increased by $106,000 (103%) for the first six months of 1998 versus 1997 due to the higher debt balance. Non-cash amortization of debt financing costs increased by $165,000 during 1998 because of the Company's Notes offering in December 1997 and credit facility refinancing in July 1997. The Company's provision for depletion, depreciation and amortization (DD&A) decreased by $139,000 (14%) in the first six months of 1998 as compared to 1997 because of the impact of impairments to oil and gas properties and the sale of East Bayou Sorrel.

     LIQUIDITY AND CAPITAL RESOURCES

     Cash Balance, Working Capital and Cash Flows from Operating Activities

     Cash flow from operating activities declined in 1998; however, working capital increased significantly at June 30, 1998. Fortune's operating activities during the first six months of 1998 generated negative cash flow in the amount of $498,000 as compared to cash flow provided from operating activities of $1,484,000 for the first six months of 1997. This decrease results primarily from the significant increase in payables in 1997 versus a decrease in 1998. Before considering the effect of changes in assets and liabilities, operating cash flow was $(163,000) for 1998 as compared to $102,000 for 1997. Lower oil and gas revenues and higher cash interest expense were the primary contributors to the 1998 decrease in cash flow. The Company's significantly higher working capital balance of $3,598,000 at June 30, compares to a December 31, 1997 balance of $1,376,000. The proceeds received from the sale of East Bayou Sorrel were the primary contributor to this significant increase in working capital. Management believes that, even in the face of fluctuating commodity prices, this increase in cash and working capital as a result of the sale of East Bayou Sorrel provides the Company with adequate capital to fully fund its capital program during 1998.

     Fortune's internal liquidity and capital resources in the near term will consist of working capital and cash flow from its oil and gas operations and its unused borrowing capacity, if any, under its bank credit facility.

     Cash Used in Investing Activities - Capital Expenditures

     Cash expenditures for oil and gas properties for the first six months of 1998 were $1,711,000 as compared to $2,124,000 for the same period in 1997. The 1998 expenditures have been incurred primarily in connection with the Company's projects at LaRosa, Espiritu Santo Bay, East Bayou Sorrel, Whiskey Pass and Southwest Segno.

     The Company has been involved in two significant proprietary 3D seismic projects along the Texas coast. The La Rosa project, a 24 square mile proprietary 3D seismic survey over one of the Company's existing producing fields in Refugio County, Texas has been shot and drilling operations have commenced. The Company sold one-half of its interest in the non-producing portion of this field in exchange for the acquiring parties paying 100% of the Company's 3D seismic costs. Four wells have been drilled based upon the 3D seismic through June 30, 1998. The first well was completed as a producer, two wells have been plugged and abandoned and a fourth is awaiting completion. A fifth well drilled during July 1998 was plugged and abandoned. Additional drilling is expected in 1998. During 1998, the Company has incurred $502,000 of seismic interpretation, leasing and drilling costs through the second quarter. The Company holds a 37.5% working interest in the producing wells and an 18.75% working interest in the prospective projects covered by this 3D seismic survey.

     The second project is offshore Texas in the intracoastal waters of Espiritu Santo Bay, Calhoun County. This involves a 135 square mile proprietary 3D seismic survey in which the Company owns a 12.5% working interest. The area covered by the survey also includes producing fields. This survey was completed in 1997 and is being interpreted. The Company is encouraged by the results thus far and expects to begin drilling wells by late 1998. During 1998, the Company has incurred $137,000 of seismic interpretation and leasing costs through the second quarter.

     During the second quarter of 1998, the Company entered into agreements to participate in the drilling of three wells on prospects in the transition zone offshore Louisiana. Two of the wells are on the Whiskey Pass prospect and the third is on the Sea Serpent prospect. The prospects were identified by another company on a 25 sq. mile transition zone 3D seismic survey which Fortune also owns. Through June 30, 1998, the Company has incurred approximately $305,000 of seismic, leasehold and drilling costs. The first well drilled on the Whiskey Pass prospect was plugged and abandoned in May 1998. The Sea Serpent well was drilled in July 1998 and plugged and abandoned on July 22, 1998. The second well on the Whiskey Pass prospect is planned for the third quarter of 1998. Fortune pays 12.5% of drilling and completion costs of these wells. The Company also incurred $166,000 in 1998 in connection with its dry hole at the Southwest Segno prospect in Liberty County, Texas.

     The Company continually reviews exploration, development and acquisition opportunities and expects to participate in additional projects in 1998.

     Cash Used in Financing Activities

     On March 31, 1998, the Company paid off all but $10,000 of its bank credit facility using $540,000 of the proceeds from the sale of East Bayou Sorrel. The Company's other debt, all of which is subordinated convertible debt, is not due until 2007. Primarily as a result of the lower revenues in the current quarter, the Company was unable to meet the 3 to 1 coverage ratio of cash flow to fixed-charges which is required by the credit facility for the nine-months period ended June 30, 1998. The Company has requested a waiver of this covenant from the bank for the period ended June 30, 1998. The Company has requested a waiver of this covenant from the bank for the period ended June 30, 1998. Although a waiver has not been received from the bank as of the date hereof, the Company has not reclassified the $10,000 outstanding balance on such debt to current liabilities because the amount is not material.

     Oil and Gas Prices

     Conditions outside of the Company's control influence the price it receives for oil and gas. The Company's revenues, profitability and future rate of growth are substantially dependent upon prevailing market prices for natural gas and oil, which can be extremely volatile and in recent years have been depressed by excess domestic and imported supplies. These fluctuating oil and gas prices have contributed to impairments to oil and gas properties such as the $3.2 million impairment recorded in 1997 and the $260,000 impairment recorded in the second quarter of 1998. Oil prices have been particularly low in recent months; and, although they may have recovered somewhat since June 30, 1998, there can be no assurance that continued fluctuations in oil and/or gas prices will not contribute to further revenue declines and impairments to oil and gas properties. As of July 29, 1998, the Company was receiving an average of approximately $11.60 per barrel for its oil production and $2.40 per MCF for its gas production.

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

     Exploration and Development Risks. The business of exploring for and, to a lesser extent, of acquiring and developing oil and gas properties is an inherently speculative activity that involves a high degree of business and financial risk. Although available geological and geophysical information can provide information with respect to a potential oil or gas property, it is impossible to determine accurately the ultimate production potential, if any, of a particular property or well.

     Dependence on a Limited Number of Wells. Through the first six months of 1998, over 60% of the Company's oil and gas revenues and cash flow was accounted for by three wells, the South Timbalier Block 76 well and the two East Bayou Sorrel wells. The Company sold all of its interest in the East Bayou Sorrel wells effective April 1, 1998. For the three months ended June 30, 1998, over 51% of the Company's oil and gas revenues was accounted for by the South Timbalier 76 well. The South Timbalier Block 76 well was shut-in for repairs for one month in 1997 and for over two months in 1996 as the result of mechanical failures. A significant curtailment or loss of production from the South Timbalier well for a prolonged period before the Company could replace the reserves through new discoveries or acquisitions would have a material adverse effect on the Company's operating results in 1998.

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

     Operating and Weather Hazards. The cost and timing of drilling, completing and operating wells is often uncertain. Drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including regulatory and environmental constraints, unexpected drilling conditions, equipment failures, accidents, adverse weather conditions, encountering unexpected formations or pressures in drilling and completion operations, encountering corrosive or hazardous substances, mechanical failure of equipment, blowouts, cratering and fires. These conditions could result in damage or injury to, or destruction of, formations, producing facilities or other property or could result in personal injuries, loss of life or pollution of the environment.

     Additional  factors.  Additional  factors that could cause actual events to vary from those discussed above and elsewhere in this report include, among others: loss of key company personnel; adverse change in governmental regulation; regulatory and/or environmental constraints; inability to obtain critical supplies and equipment, personnel and consultants; and inability to access capital to pursue the Company's plans.

                      FORTUNE NATURAL RESOURCES CORPORATION
                           PART II - OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of shareholders of the Company was held April 28, 1998. The following matters were voted on at that meeting:

                                                                                            Broker
              Matter                    Votes in Favor  Votes Opposed  Abstain Non-Votes  Non-Votes
--------------------------------------  --------------  -------------  -----------------  ---------
Election of Daniel R. Shaughnessy
   to Board of Directors                     9,651,783            0          671,131          0

Election of Graham S. Folsom
   to Board of Directors                    10,102,383            0          220,531          0

Election of Dewey A. Stringer, III
   to Board of Directors                    10,102,871            0          220,043          0

Ratification of KPMG Peat Marwick LLP
   as Company Auditors                      10,222,868       82,600           17,446          0


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS

        Exhibit No.           Description
        -----------    ----------------------------
            27.1*      Financial Data Schedule.


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


Date:  August 3, 1998