Form 10-Q
period 1998-09-30
FORTUNE NATURAL RESOURCES CORP
filed 1998-11-12
CIK 38242

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________


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


                       12,134,677 as of October 30, 1998

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                      FORTUNE NATURAL RESOURCES CORPORATION
                                 BALANCE SHEETS

                                     ASSETS
                                                     September 30,  December 31,
                                                         1998           1997
                                                     ------------   ------------
                                                      (Unaudited)     (Audited)
CURRENT ASSETS:
   Cash and cash equivalents.......................  $  2,385,000   $  1,667,000
   Accounts receivable.............................       266,000        507,000
   Prepaid expenses................................        86,000           --
                                                     ------------   ------------
      Total Current Assets.........................     2,737,000      2,174,000
                                                     ------------   ------------
PROPERTY AND EQUIPMENT:
   Oil and gas properties, accounted for
     using the full cost method....................    26,159,000     27,822,000
   Office and other................................       384,000        383,000
                                                     ------------   ------------
                                                       26,543,000     28,205,000
   Less--accumulated depletion, depreciation
     and amortization                                 (20,383,000)   (18,403,000)
                                                     ------------   ------------
                                                        6,160,000      9,802,000
                                                     ------------   ------------
OTHER ASSETS:
   Materials, supplies and other ..................        86,000        124,000
   Debt issuance costs (net of accumulated
     amortization of $446,000 and $93,000 at
     September 30, 1998 and December 31, 1997,
     respectively).................................       173,000        526,000
                                                     ------------   ------------
                                                          259,000        650,000
                                                     ------------   ------------

TOTAL ASSETS.......................................  $  9,156,000   $ 12,626,000
                                                     ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     September 30,  December 31,
                                                         1998           1997
                                                     ------------   ------------
CURRENT LIABILITIES:
   Current portion of long-term debt...............  $     10,000   $       --
   Accounts payable................................       183,000        279,000
   Accrued expenses................................       378,000        407,000
   Royalties and working interests payable.........        10,000         36,000
   Accrued interest................................          --           76,000
                                                     ------------   ------------
      Total Current Liabilities....................       581,000        798,000
                                                     ------------   ------------

LONG-TERM DEBT.....................................     3,225,000      3,775,000
                                                     ------------   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value:
      Authorized--2,000,000 shares
      Issued and outstanding--None..................         --             --
   Common stock, $.01 par value :
      Authorized--40,000,000 shares
      Issued and outstanding 12,134,678 and
        12,118,982 at September 30, 1998 and
        December 31, 1997, respectively                   121,000        121,000
   Capital in excess of par value..................    30,171,000     30,283,000
   Accumulated deficit.............................   (24,942,000)   (22,313,000)
   Treasury Stock, at cost (9,769 shares at
     December 31, 1997)                                      --          (38,000)
                                                     ------------   ------------
NET STOCKHOLDERS' EQUITY...........................     5,350,000      8,053,000
                                                     ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........  $  9,156,000   $ 12,626,000
                                                     ============   ============

                 See accompanying notes to financial statements.


                      FORTUNE NATURAL RESOURCES CORPORATION
                            STATEMENTS OF OPERATIONS


                                                            For the Nine Months Ended
                                                           ---------------------------
                                                           September 30,  September 30,
                                                               1998           1997
                                                           ------------   ------------
                                                                   (Unaudited)
REVENUES
   Sales of oil and gas, net of royalties ...............  $  1,511,000   $  2,870,000
   Other income .........................................       118,000        137,000
                                                           ------------   ------------
                                                              1,629,000      3,007,000

COSTS AND EXPENSES
   Production and operating .............................       477,000        940,000
   Provision for depletion, depreciation and amortization     1,120,000
                                                                             1,609,000
   Impairment to oil and gas properties .................       860,000      3,200,000
   General and administrative ...........................     1,142,000      1,481,000
   Debt conversion expense ..............................          --          316,000
   Stock offering cost ..................................          --          323,000
   Interest paid in cash ................................       306,000        160,000
   Interest - amortization of deferred financing cost ...       353,000         62,000
                                                           ------------   ------------
                                                              4,258,000      8,091,000
                                                           ------------   ------------

LOSS BEFORE PROVISION FOR INCOME TAXES ..................    (2,629,000)    (5,084,000)
PROVISION FOR INCOME TAXES ..............................          --             --
                                                           ------------   ------------

NET LOSS ................................................  $ (2,629,000)  $ (5,084,000)
                                                           ============   ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING .............................    12,130,015     12,074,959
                                                           ============   ============

NET LOSS PER COMMON SHARE (BASIC AND DILUTED) ...........  $      (0.22)  $      (0.42)
                                                           ============   ============



                     See accompanying notes to financial statements.


                      FORTUNE NATURAL RESOURCES CORPORATION
                            STATEMENTS OF OPERATIONS

                                                           For the Three Months Ended
                                                           ---------------------------
                                                           September 30,  September 30,
                                                               1998           1997
                                                           ------------   ------------
                                                                   (Unaudited)
REVENUES
   Sales of oil and gas, net of royalties ...............  $    388,000   $  1,066,000
   Other income .........................................        42,000         29,000
                                                           ------------   ------------
                                                                430,000      1,095,000
                                                           ------------   ------------

COSTS AND EXPENSES
   Production and operating .............................       118,000        204,000
   Provision for depletion, depreciation and amortization       290,000
                                                                               640,000
   Impairment to oil and gas properties .................       600,000           --
   General and administrative ...........................       328,000        467,000
   Stock offering cost ..................................          --           54,000
   Interest paid in cash ................................        97,000         57,000
   Interest - amortization of deferred financing cost ...       162,000         35,000
                                                           ------------   ------------
                                                              1,595,000      1,457,000
                                                           ------------   ------------

LOSS BEFORE PROVISION FOR INCOME TAXES ..................    (1,165,000)      (362,000)
PROVISION FOR INCOME TAXES ..............................          --             --
                                                           ------------   ------------

NET LOSS ................................................  $ (1,165,000)  $   (362,000)
                                                           ============   ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING .............................    12,134,222     12,124,862
                                                           ============   ============

NET LOSS PER COMMON SHARE (BASIC AND DILUTED) ...........  $      (0.10)  $      (0.03)
                                                           ============   ============


                     See accompanying notes to financial statements.




                      FORTUNE NATURAL RESOURCES CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                  AND THE NINE MONTHS ENDED SEPTEMBER 30, 1998



                                                             Capital in                                Stock-
                                           Common Stock      Excess of     Accumulated    Treasury     holders'
                                        Shares     Amount    Par Value       Deficit       stock        Equity
                                      ----------  --------  ------------  ------------   ----------  -----------
BALANCE, December 31, 1996..........  11,853,663  $119,000  $ 29,273,000  $(16,355,000)  $     --    $13,037,000

Common stock issued for
  exercise of stock options.........       6,400       --         18,000          --           --         18,000
Common stock issued for
  exercise of warrants..............      45,000       --         89,000          --           --         89,000
Common stock issued in exchange
  for debentures, net of
  offering costs....................     218,858     2,000       889,000          --           --        891,000
Common stock contributed to
  Company 401(k) Plan...............       4,835       --         14,000          --           --         14,000
Common stock repurchased in
  odd-lot buyback...................      (9,769)      --           --            --        (38,000)     (38,000)
Common stock returned to treasury...          (5)      --           --            --           --           --
Net loss............................         --        --           --      (5,958,000)        --     (5,958,000)
                                      ----------  --------   -----------  ------------   ----------  -----------
BALANCE, December 31, 1997..........  12,118,982  $121,000    30,283,000  $(22,313,000)  $  (38,000) $ 8,053,000

Common stock issued for
  exercise of warrants and options..       5,512       --         13,000          --           --         13,000
Common stock contributed to
  Company 401(k) Plan...............      10,185       --         24,000          --           --         24,000
Cancellation of treasury stock.....          --        --        (38,000)         --         38,000         --
Voluntary exchange of public
  warrants for private warrants.....         --        --        (59,000)         --           --        (59,000)
Repurchase of outstanding
  private warrants..................         --        --        (52,000)         --           --        (52,000)
Common stock returned to treasury...          (1)      --           --            --           --           --
Net loss............................         --        --           --      (2,629,000)        --     (2,629,000)
                                      ----------  --------  ------------  ------------   ----------  -----------
BALANCE, September 30, 1998
  (Unaudited).......................  12,134,678  $121,000  $ 30,171,000  $(24,942,000)  $     --    $ 5,350,000
                                      ==========  ========  ============  ============   ==========  ===========



                     See accompanying notes to financial statements.


                      FORTUNE NATURAL RESOURCES CORPORATION
                            STATEMENTS OF CASH FLOWS


                                                                 For the Nine Months Ended
                                                                ---------------------------
                                                                September 30,  September 30,
                                                                    1998           1997
                                                                ------------   ------------
                                                                        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ................................................... $ (2,629,000)  $ (5,084,000)
   Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
      Depletion, depreciation and amortization ................    1,120,000      1,609,000
      Non-cash compensation expense ...........................       20,000         57,000
      Amortization of deferred financing cost .................      353,000         62,000
      Impairment of oil and gas assets ........................      860,000      3,200,000
      Debt conversion expense .................................         --          316,000
      Stock offering cost .....................................         --          323,000
   Changes in assets and liabilities:
      Accounts receivable .....................................      241,000       (300,000)
      Prepaids ................................................      (86,000)        18,000
      Accounts payable and accrued expenses ...................     (125,000)       713,000
      Royalties and working interest payable ..................      (26,000)       (52,000)
      Accrued interest ........................................      (76,000)       (46,000)
      Other assets ............................................       24,000           --
                                                                ------------   ------------
   Net cash (used in) provided by operating activities ........     (324,000)       816,000
                                                                ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for oil and gas properties ....................   (3,032,000)    (3,414,000)
   Restricted cash used .......................................         --          138,000
   Return of exploration venture restricted cash ..............         --        2,154,000
   Proceeds from sale of properties and equipment .............    4,695,000        203,000
   Net changes in other property and equipment and other assets       17,000        (26,000)
                                                                ------------   ------------
   Net cash provided by (used in) investing activities ........    1,680,000       (945,000)
                                                                ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt ...................         --           65,000
   Repayment of long term debt ................................     (540,000)      (450,000)
   Proceeds from issuance of common stock .....................       13,000        103,000
   Expenditures for debenture exchange and other offerings ....      (59,000)      (353,000)
   Expenditures for debt refinancing ..........................         --         (171,000)
   Repurchase of private warrants .............................      (52,000)          --
                                                                ------------   ------------
   Net cash used in financing activities ......................     (638,000)      (806,000)
                                                                ------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..........      718,000       (935,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ................    1,667,000      2,174,000
                                                                ------------   -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...................... $  2,385,000   $  1,239,000
                                                                ============   ============
Supplemental information:
   Interest paid in cash ......................................  $   382,000   $    160,000
Non-cash transactions
   Common stock issued for conversion of debt .................         --          975,000
   Common stock issued for 401(k) Plan contribution ...........       24,000         14,000


                      See accompanying notes to financial statements

                      FORTUNE NATURAL RESOURCES CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998

(1)  Line of Business and Summary of Significant Accounting Policies and
     Procedures

     The condensed financial statements at September 30, 1998, and for the three months and nine months ended September 30, 1998 and 1997 included herein have been prepared by Fortune Natural Resources Corporation ("Fortune" or the "Company"), without audit, pursuant to the Rules and Regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such Rules and Regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. Certain reclassifications have been made to prior period amounts to conform to presentation in the current period. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1998 and December 31, 1997, the results of its operations for the three months and nine months ended September 30, 1998 and 1997, and cash flows for the nine months ended September 30, 1998 and 1997. The results of the operations for such interim periods are not necessarily indicative of the results for the full year.

(2)  Long-Term Debt

     At September 30, 1998, a summary of long-term debt is as follows:

                                                    September  30,  December 31,
                                                         1998           1997
                                                     ----------     ----------
     Convertible Subordinated Notes
       due December 31, 2007..................       $3,225,000     $3,225,000

     Credit Lyonnais credit facility
       due July 11, 1999......................           10,000        550,000
                                                     ----------     ----------

     Total long-term debt.....................        3,235,000      3,775,000
     Less current installments................           10,000              -
                                                     ----------     ----------

     Long-term debt, excluding current
       installments...........................       $3,225,000     $3,775,000
                                                     ==========     ==========

     The Convertible Subordinated Notes (the "Notes)" are currently convertible into the Company's Common Stock at a conversion price of $3.00 per share, subject to adjustment. The Notes are convertible by the holders after May 1, 1999, subject to a one-time option by the holders to convert at a lower conversion price prior to that date in the event that the Company issues shares of its Common Stock at a price below the conversion price. (See note 7 regarding transactions that may trigger this option.) The Notes are redeemable by the Company after May 1, 1999, at a premium that reduces monthly from 10% to zero over an 18-month period. Any such premium on redemption is waived in the event that the Company's Common Stock price averages at least $4.50 per share for 30 consecutive trading days. The holders of the Notes will be entitled to receive additional shares upon conversion in the event that the Company's Common Stock price averages less than the conversion price for a certain period prior to May 1, 1999. The Company determined at the time of issuance of the Notes that the value of the potential adjustments to the conversion price was not material. The Notes are subordinate to all of the Company's secured debt, including the credit facility with Credit Lyonnais. The Notes bear interest at a rate of 12% per year, payable quarterly. The costs incurred to issue the Notes are being amortized as additional interest expense over the 18-month period ending May 1, 1999, the first date that the Notes are convertible. As a result of this amortization of issuance costs, the effective interest rate of the Notes over this 18-month period is 21.2%. If the Notes were held to maturity, the effective interest rate over the life of the Notes would be 13.4%.

     The Company has in place a $20 million credit facility with Credit Lyonnais New York Branch ("Credit Lyonnais"). The Credit Lyonnais facility is due July 11, 1999, extendable for one year upon mutual consent. On March 31, 1998, the Company repaid all but $10,000 of the outstanding balance of the credit facility with a portion of the proceeds from the sale of East Bayou Sorrel. (See note 6). Prior to the Company's sale of its interest in the East Bayou Sorrel field, the Company's borrowing base was $2 million. The bank has not completed its redetermination of the borrowing base subsequent to this sale; consequently, the Company does not know how much, if any, is currently available for borrowing under this credit facility. Once the borrowing base is redetermined, the Company may borrow up to such pre-determined borrowing base, for acquisitions and development projects approved by Credit Lyonnais at either 1.25% above Credit Lyonnais' base rate or 4% above LIBOR. The Credit Lyonnais facility is secured by a mortgage on all of the Company's existing proved oil and gas properties. The Company is also required to pay a commitment fee of 0.5% on the unused portion of the borrowing base. Primarily as a result of lower oil and gas prices and lower production after the sale of East Bayou Sorrel, the Company was unable to meet the 3 to 1 coverage ratio of cash flow to fixed-charges which is required by the credit facility for the twelve-month period ended September 30, 1998. The Company has received a waiver of this covenant from the bank for the period ended September 30, 1998.

     The Company's maturities of long-term debt over the next two years are as follows:

                         Year                  Debt
                         ----                --------
                         1998                $    --
                         1999                  10,000
                                             --------
                                             $ 10,000
                                             ========

(3)  Income Tax Expense

     No provision for income taxes was required for the three months and nine months ended September 30, 1998.

     At September 30, 1998, the Company estimates it had cumulative net operating loss carryforwards for federal income tax purposes of $14 million which are significantly restricted under IRC Section 382. These carryforwards are available to offset future federal taxable income, if any, with various expirations through 2013. The Company is uncertain as to the recoverability of the above deferred tax assets and has therefore applied a 100% valuation allowance.

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

     On April 16, 1996, Fortune was served with two lawsuits which had been filed in the Federal District Court in New York by purchasers of its Common Stock in an offering in December 1995 under Regulation S. Under the terms of the subscription agreement pursuant to which the plaintiffs acquired their shares, each was entitled to receive additional shares of Common Stock if the market price fell below a stated level during a specified period following the 40-day holding period prescribed by Regulation S. Fortune responded to the suits, admitting that the stock price declined but alleged that suspicious trading activity in its Common Stock occurred immediately prior to and during the time period in which the additional-share allocation was computed. Fortune believes that it has discovered evidence of active market manipulation in the Common Stock by these plaintiffs. Accordingly, it has commenced a countersuit for damages suffered by the Company and its shareholders as a result of these acts and has also received leave of court to add third-party defendants whose actions furthered this market manipulation. Discovery has been stayed pending a determination of objections filed by one of these third-party defendants. Fortune intends to resume both the defense of plaintiffs' claims and the aggressive prosecution of its own counterclaims as soon as it is entitled to do so.

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

                                           Year Ended      Nine Months Ended
                                       December 31, 1997   September 30, 1998 **
                                       -----------------   -----------------
     Production
        Oil (Bbls)                            55,000             12,000
        Gas (Mcf)                             78,000             18,000

     Oil and Gas Revenues                 $1,241,000           $231,000
     Production and Operating Expense        205,000             60,000
     Provision for Depletion, Depreciation
        and Amortization*                    430,000             54,000

                                             As of
                                       December 31, 1997
                                       -----------------
     Estimated Net Reserve Quantities
     of Total Proved Reserves
        Oil (Bbls)                          152,000
        Gas (Mcf)                           204,000

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


     This represents 32% and 30% of the Company's oil and gas revenues and equivalent oil production and 23% of the Company's estimated quantities of equivalent proved oil reserves as of December 31, 1997. Consequently, the Company's revenues and cash flow from operations have decreased significantly since the sale.

     Under the full cost method of accounting for oil and gas operations, dispositions of oil and gas properties are recorded as adjustments to capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capitalized costs and proved reserves. A significant alteration would not ordinarily be expected to occur for sales involving less than 25 percent of the reserve quantities in a given cost center. Because the sale of East Bayou Sorrel represents less than 25% of the Company's reserve quantities, the entire proceeds of $4,695,000 was credited to capitalized oil and gas properties as of March 31, 1998. Subsequent to charging these proceeds against capitalized oil and gas property costs, the Company recorded impairments to oil and gas properties. Consequently, if the Company had reported a gain on the sale of this property, it would have been completely offset by additional impairments to oil and gas properties.

(7)  Subsequent Events

     On November 2, 1998, the Company executed a letter of intent with 3DX Technologies Inc., a NASDAQ-traded exploration and production company that uses state-of-the-art geophysical interpretation and processing technology in its oil and gas activities. On November 4, 1998, the Company executed a second letter of intent with Petro-Guard Company, Inc. and Petro-Guard Production LLC, two privately-held operating and production companies that operate producing properties and exploratory projects along the Gulf Coast. The boards of directors of each of the four entities have approved the letters of intent, which provide for the merger of both 3DX and the Petro-Guard group into Fortune. Each of the transactions is conditioned upon, among other things, the preparation and approval of definitive merger agreements and the approval of the shareholders of each of the companies.

     Petro-Guard Company, Inc. and Petro-Guard Production LLC (collectively, Petro-Guard) are both privately owned companies held principally by Dewey A. Stringer, III, a director of Fortune. Petro-Guard also operates and participates in Fortune's Espiritu Santo Bay project in Calhoun County, Texas.

     The terms of the 3DX acquisition provide for the issuance initially of up to 6,965,431 shares of Fortune stock. 3DX shareholders could also receive up to 3,862,605 additional Fortune stock on or about two years after closing if additional reserves attributable to the exploration properties acquired from 3DX contribute disproportionately to the total of all reserves added by Fortune from all exploration properties. No such additional shares will be issued, however, if Fortune's closing common stock price averages at least $3.50 per share for a thirty-day consecutive period any time prior to December 31, 2000. The letter of intent with Petro-Guard provides for Fortune to issue three million shares of its common stock to the Petro-Guard shareholders in exchange for the assets of those companies. The Company expects to mail proxies by February 1, 1999 seeking shareholder approval of these transactions. The Company expects to close the transactions before the end of the first quarter of 1999. Fortune has also obtained a conditional commitment from a private investor for an additional $5 million dollars in capital, on terms to be agreed upon, to facilitate the additional exploration capital requirements of the combined companies. The terms of this conditional commitment will be reported when they are finalized.

     3DX reported total revenues for the six months ended June 30, 1998, of $2.1 million and a net loss for the same period of $6.4 million. The Petro-Guard companies report their financial results on a tax basis; consequently, accounting information prepared on a generally accepted accounting basis is not currently available.

     In the event that the Company issues common stock at a price below $3.00 per share prior to May 1, 1999, the holders of the Convertible Subordinated Notes discussed in note 2 have a one-time option to convert the Notes at a conversion price lower than $3.00 per share. At the holders option, the current $3.00 per share conversion price is reduced by an amount obtained by multiplying the difference between $3.00 and the price at which new shares are issued by the ratio of total new shares issued over total shares outstanding after the new issuance. If these proposed acquisition transactions are consummated prior to May 1, 1999, this one-time conversion option may be triggered.

                      FORTUNE NATURAL RESOURCES CORPORATION


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of 1998 Operating Results to 1997.

     Third Quarter 1998 vs. 1997

     During the third quarter of 1998, Fortune's net loss increased to $1,165,000 compared to a net loss of $362,000 for the same 1997 period. The higher 1998 loss was primarily attributable to the $600,000 non-cash impairments to oil and gas properties recorded in the third quarter of 1998.

     The sale of East Bayou Sorrel as well as significantly lower oil prices and lower oil and gas production resulted in net oil and gas revenues decreasing by $678,000 (64%) in the third quarter of 1998, compared to the same 1997 period. The Company's oil production decreased 73% to 7,500 barrels during the third quarter of 1998 versus 1997. Gas production decreased 39% to 142,800 MCF during the third quarter of 1998 versus 1997. Oil and gas production decreased primarily as a result of the Company's sale of its entire interest in East Bayou Sorrel effective April 1, 1998. See note 6 to the financial statements for a discussion of this sale and the impact on the Company's operating results. Additional production declines in 1998 resulted from shutting in South Timbalier 76 for approximately one-half of September 1998 because of tropical storms in the Gulf of Mexico.

     Gas prices on the Company's production averaged $2.09 per MCF for the third quarter of 1998 as compared to $2.36 per MCF for the same 1997 period (an 11% decrease). Oil prices averaged $11.75 per barrel for the third quarter of 1998 compared to $18.46 per barrel for the same 1997 period (a 36% decrease).

     Production and operating expense decreased by $86,000 (42%) during the third quarter of 1998 over 1997 primarily because of the sale of East Bayou Sorrel.

     General and administrative expense decreased $139,000 (30%) during the third quarter of 1998 versus 1997 primarily because of lower litigation costs in 1998 in connection with the 1995 Regulation S offering (discussed in note 4 to the financial statements) and lower personnel costs.

     Interest expense paid in cash increased by $40,000 (70%) during the third quarter of 1998 over 1997 due to the higher debt balance. The higher debt balance results from the Company's issuance of subordinated convertible Notes in December 1997. A portion of the proceeds of this issuance were used to repay all of the Company's outstanding debentures due December 31, 1997 and to pay down a portion of its bank debt. Bank debt was further reduced by $540,000 on March 31, 1998 with a portion of the proceeds of the sale of East Bayou Sorrel. Non-cash amortization of debt financing costs increased by $127,000 during 1998 because of the Company's Notes offering in December 1997 and credit facility refinancing in July 1997.

     Fortune incurred a $600,000 non-cash impairment to oil and gas properties expense during the third quarter 1998 as a result of its full cost accounting ceiling test. The Company's provision for depletion, depreciation and amortization (DD&A) decreased by $350,000 (55%) in the third quarter of 1998 as compared to 1997 primarily because of the impact of impairments to oil and gas properties and the sale of East Bayou Sorrel.

     Because the Company is currently not profitable and has not been so for over five years, Fortune is below the continued listing requirements of the AMEX and there can be no assurance that the Company will remain listed on the exchange. Based upon discussions with AMEX officials, management believes that the mergers with 3DX and the Petro-Guard companies discussed in Item 5 of Part II herein will reflect favorably upon future decisions regarding continued listing.

     Nine Months Ended September 30, 1998 vs. 1997

     During the nine months ended September 30, 1998, Fortune had a net loss of $2,629,000 compared to a net loss of $5,084,000 for the same 1997 period. The higher 1997 loss was primarily attributable to the $316,000 non-cash debt conversion expense incurred in connection with closing the Company's Exchange Offer on February 26, 1997, the $269,000 of stock offering costs incurred in 1997 for the public offering which was withdrawn in April 1997, the $3,200,000 non-cash impairments to oil and gas properties recorded in 1997 and increased depreciation, depletion and amortization expense in 1997.

     Net oil and gas revenues in the first nine months of 1998 decreased by $1,359,000 (47%) compared to the same 1997 period. The decrease primarily resulted from significantly lower oil and gas prices and oil and gas production in 1998. 1997 revenues included revenues from the Company's East Bayou Sorrel field that was sold effective April 1, 1998. South Timbalier Block 76 was shut-in for 26 days in 1997 for a workover, adversely affecting 1997 revenues and partially offsetting the decrease from 1997 to 1998.

     Oil production decreased 44% to 35,600 barrels during the first nine months of 1998 versus 1997 as a result of the sale of East Bayou Sorrel. Gas production decreased 28% to 462,700 MCF during the first nine months of 1998 versus 1997, also primarily because of the sale of East Bayou Sorrel.

     For the first nine months of 1998, the Company's natural gas prices averaged $2.23 per MCF as compared to $2.56 per MCF for the same 1997 period (a 13% decrease). Oil prices averaged $13.38 per barrel for the first nine months of 1998 compared to $19.20 per barrel for the same 1997 period (a 30% decrease).

     Production and operating expense decreased by $463,000 (49%) for the first nine months of 1998 over 1997. Production and operating expense in 1997 included approximately $400,000 of costs attributable to a workover at South Timbalier Block 76.

     General and administrative expense decreased $339,000 (23%) for the first nine months of 1998 versus 1997 primarily because of lower litigation costs in 1998 in connection with the 1995 Regulation S offering (discussed in note 4 to the financial statements) and lower personnel costs.

     Interest expense paid in cash increased by $146,000 (91%) for the first nine months of 1998 versus 1997 due to the higher debt balance. Non-cash amortization of debt financing costs increased by $292,000 during 1998 because of the Company's Notes offering in December 1997 and credit facility refinancing in July 1997. The Company's provision for depletion, depreciation and amortization (DD&A) decreased by $489,000 (30%) in the first nine months of 1998 as compared to 1997 because of the impact of impairments to oil and gas properties and the sale of East Bayou Sorrel.

     Liquidity and Capital Resources

     Cash Balance, Working Capital and Cash Flows from Operating Activities

     Cash flow from operating activities declined in 1998; however, working capital increased significantly at September 30, 1998. Fortune's operating activities during the first nine months of 1998 generated negative cash flow in the amount of $324,000 as compared to cash flow provided from operating activities of $816,000 for the first nine months of 1997. This decrease results primarily from the significant increase in payables in 1997 versus a decrease in 1998. Before considering the effect of changes in assets and liabilities, operating cash flow was a negative $276,000 for 1998 as compared to a positive $483,000 for 1997. Lower oil and gas revenues and higher cash interest expense were the primary contributors to the 1998 decrease in cash flow. The Company's significantly higher working capital balance of $2,156,000 at September 30, compares to a December 31, 1997 balance of $1,376,000. The proceeds received from the sale of East Bayou Sorrel were the primary contributor to this significant increase in working capital. Management believes that, even in the face of fluctuating commodity prices, this increase in cash and working capital as a result of the sale of East Bayou Sorrel provides the Company with adequate capital to fully fund its capital program during 1998.

     Fortune's internal liquidity and capital resources in the near term will consist of working capital and cash flow from its oil and gas operations and its unused borrowing capacity, if any, under its bank credit facility.

     Cash Used in Investing Activities - Capital Expenditures

     Cash expenditures for oil and gas properties for the first nine months of 1998 were $3,032,000 as compared to $3,414,000 for the same period in 1997. The 1998 expenditures have been incurred primarily in connection with the Company's projects at LaRosa, Espiritu Santo Bay, East Bayou Sorrel, Whiskey Pass, Sea Serpent and Southwest Segno.

     The Company has been involved in two significant proprietary 3D seismic projects along the Texas coast. The LaRosa project, a 24 square mile proprietary 3D seismic survey over one of the Company's existing producing fields in Refugio County, Texas has been shot and drilling operations have commenced. The Company sold one-half of its interest in the non-producing portion of this field in exchange for the acquiring parties paying 100% of the Company's 3D seismic costs. Seven wells have been drilled based upon the 3D seismic through September 30, 1998. Four wells have been completed as producers and three wells have been plugged and abandoned. Additional drilling is expected in 1999. During 1998, the Company has incurred $750,000 of seismic interpretation, leasing and drilling and completion costs through the third quarter. The Company holds a 37.5% working interest in the producing wells and an 18.75% working interest in the prospective projects covered by this 3D seismic survey.

     The second project is offshore Texas in the intracoastal waters of Espiritu Santo Bay, Calhoun County. This involves a 135 square mile proprietary 3D seismic survey in which the Company owns a 12.5% working interest. The area covered by the survey also includes producing fields. This survey was completed in 1997 and drilling has commenced. Three wells have been spud based upon the 3D seismic through September 30, 1998. The first well has been plugged and abandoned and the other two wells are being evaluated. A fourth well was spud in October and is currently being evaluated. During 1998, the Company has incurred $725,000 of seismic interpretation, leasing costs and drilling and completion for this project through the third quarter.

     During the second quarter of 1998, the Company entered into agreements to participate in three wells on prospects in the transition zone offshore Louisiana. Two of the wells are on the Whiskey Pass prospect and the third is on the Sea Serpent prospect. The prospects were identified by another company on a 25 square mile transition zone 3D seismic survey which Fortune also owns. All three wells have been drilled and plugged and abandoned. Through September 30, 1998, the Company has incurred approximately $731,000 of seismic, leasehold and drilling costs for these projects. The Company also incurred $166,000 in 1998 in connection with its dry hole at the Southwest Segno prospect in Liberty County, Texas.

     The Company continually reviews exploration, development and acquisition opportunities and expects to participate in additional projects in 1998.

     Cash Used in Financing Activities

     On March 31, 1998, the Company repaid all but $10,000 of its bank credit facility using $540,000 of the proceeds from the sale of East Bayou Sorrel. The Company's other debt, all of which is subordinated convertible debt, is not due until 2007. Primarily as a result of the lower revenues in the current quarter, the Company was unable to meet the 3 to 1 coverage ratio of cash flow to fixed-charges which is required by the credit facility for the twelve-month period ended September 30, 1998. The Company has received a waiver of this covenant from the bank for the period ended September 30, 1998.

     Oil and Gas Prices

     Conditions outside of the Company's control influence the price it receives for oil and gas. The Company's revenues, profitability and future rate of growth are substantially dependent upon prevailing market prices for natural gas and oil, which can be extremely volatile and in recent years have been depressed by excess domestic and imported supplies. These fluctuating oil and gas prices have contributed to impairments to oil and gas properties such as the $3.2 million impairment recorded in 1997 and the $860,000 of impairment recorded during the first nine months of 1998. As of November 10, 1998, the Company was receiving an average of approximately $11.00 per barrel for its oil production and $2.15 per MCF for its gas production.

     "Year 2000" Compliance

     The Company is aware of the issues associated with the inability of many computer systems worldwide to recognize dates beyond December 31, 1999 and that a failure to correct this problem could result in significant disruption to those systems. The Company has reviewed its internal and accounting systems and believes that they are "year 2000 compliant." The Company currently does not operate any of its producing properties; accordingly it does not use any operating systems internally that must be evaluated for compliance. The Company's concerns regarding year 2000 compliance rests almost solely with its third party business associates. The Company has been assessing the readiness of the third parties that it believes are important to its business, such as: operators of its properties, its oil and gas product purchasers, its accounting system providers, consultants, communication systems providers, etc. The third parties contacted thus far have represented either to be in compliance or have communicated their plans and timetables for compliance. This process, however, is ongoing. The Company has begun making contingency plans in the event that its third parties are unable to achieve compliance. With respect to product purchasers, systems providers, consultants, its bank, and its stock transfer agent, for example, the Company does not have any contracts that extend beyond January 1999 and it will change to goods and service providers who are year 2000 compliant, if necessary. With respect to operators of its properties, the Company believes that a failure to comply by the operator or its critical suppliers would generally not be material except at South Timbalier Block 76. CNG Producing Company ("CNG") operates South Timbalier Block 76 and the Company is reviewing CNG's compliance efforts. The Company does not believe that the direct, out-of-pocket cost of its year 2000 compliance requirements will be significant. There are, however, numerous parties with whom the Company has no direct contact but who nonetheless could have a significant impact on the Company's business activities if such parties do not achieve compliance. These indirect third parties include oil and gas refiners, gas and oil transmission companies, third party banking institutions, suppliers of supplier, etc. Although the Company has no practical way of assessing the viability of these companies, Fortune believes that its risk are no greater in this regard than businesses and the public in general. The Company will continue to monitor the status of year 2000 compliance issues to determine the impact, if any, on its operations.


Proposed merger and acquisition transactions

     See note 7 to the financial statements and Item 5 of Part II herein for a discussion of the proposed acquisitions of 3DX Technologies Inc. and the Petro-Guard companies. As is discussed in Item 5, there are conditions that could prevent these mergers from closing. However, if they do close, the Company expects that its proved reserves, revenues, operating costs and overhead costs will increase significantly after closing.

Forward Looking Statements

     This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements include statements regarding: future oil and gas production and prices, future exploration and development spending, future drilling and operating plans and expected results, reserve and production potential of the Company's properties and prospects, "Year 2000" compliance issues and the Company's strategy. Actual events or results could differ materially from those discussed in the forward-looking statements as a result of various factors including, without limitation, the factors set forth below and elsewhere in this 10-Q, and in the Company's annual report on Form 10-K.

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

     Dependence on a Limited Number of Wells. Through the first nine months of 1998, over 58% of the Company's oil and gas revenues and cash flow was accounted for by three wells, the South Timbalier Block 76 well and the two East Bayou Sorrel wells. The Company sold all of its interest in the East Bayou Sorrel wells effective April 1, 1998. For the three months ended September 30, 1998, 50% of the Company's oil and gas revenues was accounted for by the South Timbalier 76 well. The South Timbalier Block 76 well was shut-in for repairs for one month in 1997 and for over two months in 1996 as the result of mechanical failures. The well was also shut in for approximately one-half of September 1998 because of tropical storms. A significant curtailment or loss of production from the South Timbalier well for a prolonged period before the Company could replace the reserves through new discoveries or acquisitions would have a material adverse effect on the Company's operating results in 1998.

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

                      FORTUNE NATURAL RESOURCES CORPORATION
                           PART II - OTHER INFORMATION


ITEM 5.     Other Information

     On November 2, 1998, the Company executed a letter of intent with 3DX Technologies Inc., a NASDAQ-traded oil and gas exploration and production company that uses state-of-the-art geophysical interpretation and processing technology in its oil and gas activities. On November 4, 1998, the Company executed a second letter of intent with Petro-Guard Company, Inc. and Petro-Guard Production LLC, two privately-held operating and production companies that operate producing properties and exploratory projects along the Gulf Coast. The boards of directors of each of the four entities have approved the letters of intent, which provide for the merger of both 3DX and the Petro-Guard group into Fortune. Each of the transactions is conditioned upon, among other things, the preparation and approval of definitive merger agreements and the approval of the shareholders of each of the companies. The Company expects to mail proxies by February 1, 1999 seeking shareholder approval of these transactions. The Company expects closing to occur before the end of the first quarter of 1999. This summary of the proposed transactions is qualified in its entirety by the letters of intent between the Company and the sellers attached as exhibits hereto.

     Proposed transaction with 3DX -

     Upon closing the acquisition of 3DX, Fortune will:

     (i) issue to the 3DX shareholders up to 0.75 share of the $.01 par value common stock of Fortune (the "Fortune Common") for each share of the outstanding common stock of 3DX, not to exceed 6,965,431 shares of Fortune common stock;

     (ii) reserve up to an additional 923,778 shares of Fortune common stock to be issued upon the exercise of outstanding 3DX options and warrants; and

     (iii) reserve, up to 3,862,605 additional shares of Fortune Common, to be earned and distributed on or about two years after closing, if certain disproportionate contributions to Fortune's proved reserves, as established by its independent petroleum engineers, are made in accordance with the following formula.

          If Fortune books proved reserves attributable to the exploration properties acquired from 3DX prior to January 1, 2001 that exceed proved reserves Fortune books for other exploration projects, the difference (the "3DX Exploration Reserves") will be used to calculate the number of additional shares to be issued. Such shares shall be issued at the rate of one (1) share for every nine (9) MCFE of 3DX Exploration Reserves. However, no such shares will be issued if Fortune's closing common stock price averages $3.50 for any consecutive thirty-day period between closing and December 31, 2000.

     3DX reported total revenues for the six months ended June 30, 1998, of $2.1 million and a net loss for the same period of $6.4 million.

     Fortune has also obtained a conditional commitment from a private investor for an additional $5 million dollars in capital, on terms to be agreed upon, to facilitate the additional exploration and capital requirements of the combined companies. The terms of this conditional commitment will be reported when they are finalized.

     Proposed transaction with the Petro-Guard companies-

     Petro-Guard Company, Inc. and Petro-Guard Production LLC (collectively, Petro-Guard) are both privately owned companies held principally by Dewey A. Stringer, III, a director of Fortune. Petro-Guard also operates and participates in Fortune's Espiritu Santo Bay project in Calhoun County, Texas.

     Upon closing the proposed transaction with Petro-Guard, Fortune will issue to the owners of Petro-Guard three million shares of the $.01 par value common stock of Fortune (the "Fortune Stock") in exchange for 100% of Petro-Guard and 100% of Mr. Stringer's interest in certain other oil and gas assets. The Petro-Guard companies report their financial results on a tax basis; consequently, accounting information prepared on a generally accepted accounting basis is not currently available.

     Any additional financial information, including any necessary pro forma information, relating to these transactions which may be required under generally accepted accounting principles and Securities and Exchange Commission guidelines will be reported when such information becomes available.

ITEM 6.     Exhibits and Reports on Form 8-K

(a)  EXHIBITS

     Exhibit No. Description

     10.1* Letter of Intent dated November 2, 1998 between Registrant and 3DX Technologies Inc.

     10.2* Letter of Intent dated November 4, 1998 between Registrant and Dewey A. Stringer, III, Petro-Guard Company, Inc. and Petro-Guard Production LLC.

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


Date:  November 12, 1998