Form 10-K
period 1998-12-31
FORTUNE NATURAL RESOURCES CORP
filed 1999-03-15
CIK 38242

1998

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

       Registrant's telephone number, including area code: (281) 872-1170

Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class                  Name of exchange on which registered
------------------------------            ------------------------------------
Common Stock, $.01 par value                      American Stock Exchange

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


      The aggregate market value of voting stock held by non-affiliates at February 26, 1999: $2,998,000


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Shares of common stock outstanding as of February 26, 1999:  12,134,675


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

                                      None

                                     PART I

ITEMS 1 AND 2.   BUSINESS AND PROPERTIES

GENERAL

      Fortune Natural Resources Corporation is an independent public oil and gas exploration and production company. We primarily explore, develop and produce oil and gas properties onshore and offshore Louisiana and Texas.

      During 1995, we implemented a program to explore for significant oil and gas reserves using state-of-the-art 3D seismic and computer aided exploration technology. Fortune believes that the use of 3D seismic and CAEX technology provides more accurate and comprehensive geological data for evaluating drilling prospects than traditional 2D evaluation methods. Since implementing this program in early 1995, Fortune has been acquiring interests in oil and gas prospects in the Gulf Coast and is continually evaluating 3D and 2D exploration projects.

      Fortune also seeks to acquire producing properties at attractive prices. In furtherance of that objective, Fortune purchased for cash an additional interest in the East Bayou Sorrel Field in early 1997 as well as an interest in the South Timbalier Block 76 in December 1995. Fortune subsequently sold its entire interest at East Bayou Sorrel.

STRATEGY

      Fortune's strategy is to invest in a diversified portfolio of oil and gas exploration and development properties within its area of interest. Fortune mitigates the risks of exploration drilling by generally taking minority interests in projects with large potential reserves as well as additional development potential. Fortune has invested in seismic programs to identify new exploration prospects, in exploration prospects ready to drill, and in producing properties with additional development potential, each described in more detail below.

      Fortune seeks to participate, generally as a minority, non-operating interest holder, in a variety of exploration and development projects with industry partners. Fortune's approach to prospect acquisition is twofold. It seeks prospects on an opportunistic basis, evaluating individual prospect opportunities presented to it by other oil and gas companies or consultants. It also seeks to develop prospects through multi-year strategic joint ventures designed to evaluate a wide area for potential drilling prospects, such as the recently commenced venture along the Texas coast at Espiritu Santo Bay.

      Fortune and its partners use state-of-the-art technologies including, where appropriate, 3D seismic and CAEX technology in defining and evaluating drilling prospects. Fortune believes that these techniques have undergone important technological advances in recent years and that their use can provide Fortune with a more accurate and complete prospect evaluation. These advancements should materially increase the likelihood of finding commercial quantities of oil and gas at lower reserve finding costs.

      Although Fortune does not currently operate properties or originate exploration prospects, it actively participates in the evaluation of those properties and prospects. In order to maintain the ability to employ state-of-the-art technology while controlling fixed operating costs, Fortune relies heavily on industry consultants for its project evaluations. With aggressive downsizing and reorganizing by larger oil companies in recent years, Fortune has found that highly qualified prospect originators and technical advisors are available as consultants and joint venturers. This enables Fortune to acquire expert technical assistance in its target geographic areas while avoiding the overhead associated with a larger number of employees.

      Fortune employs the services of Interpretation3, a consulting company headed by Daniel Shaughnessy, formerly an exploration supervisor with Mobil Oil Company, to assist in evaluating prospects. Mr. Shaughnessy became a director of Fortune in early 1997. See "Management." Fortune employs Huddleston & Co., Inc., Houston, Texas, independent petroleum engineers, to estimate reserves in successful wells and in properties being evaluated for acquisition. Fortune does not have contracts with these consultants that obligate the consultants to continue their availability to Fortune. However, we believe that these consultants will continue to provide services to Fortune for the foreseeable future.

      In furtherance of its business strategy, Fortune entered into non-binding letters of intent with 3DX Technologies Inc., Petro-Guard Company, Inc. and Petro-Guard Production LLC in November 1998, providing for the merger of each of these entities into Fortune. Subsequently, merger discussions with each of these entities were terminated prior to the execution of a definitive merger agreement.

EXPLORATION ACTIVITIES

      Fortune reviews prospects developed by companies that have particular expertise in specific exploration areas and uses its own consultants and management knowledge to analyze the exploration data. By taking a minority non-operating position in such projects, Fortune gains opportunities to participate in significant discoveries while minimizing its losses if the exploration wells are unproductive. Recent significant exploration projects undertaken by Fortune include the 3D seismic surveys at Espiritu Santo Bay and LaRosa Field, both of which are discussed below.

PROPERTY ACQUISITION ACTIVITIES

      Prior to mid-1994, Fortune focused its efforts on the acquisition of producing properties in an effort to take advantage of competitive prices for proved reserves with development potential. In mid-1994, Fortune made a strategic decision to shift its emphasis from the acquisition of producing properties to exploration for oil and gas reserves, although Fortune continues to examine attractive acquisition opportunities. This decision was prompted by increasing price competition for attractive producing properties as well as the recent important advances in exploration technology. To help facilitate its exploration strategy and focus its efforts, Fortune sold all of its California properties and relocated its offices to Houston, Texas in early 1996.

      Oil and gas prices are currently depressed and Fortune believes that there may be opportunities again to acquire proved reserves at very attractive prices. Accordingly, Fortune closely monitors opportunities to acquire both producing properties and other oil and gas companies.

SIGNIFICANT PROPERTIES AND ACTIVITIES

ESPIRITU SANTO BAY PROPRIETARY 3D SEISMIC EXPLORATION JOINT VENTURE, OFFSHORE CALHOUN COUNTY, TEXAS

      On February 27, 1997, Fortune entered into a multi-year proprietary 3D seismic joint venture to evaluate and identify exploration prospects in a 166.5 square mile AMI in and around the Texas transition zone, including the intracoastal waters at Espiritu Santo Bay. Fortune owns a 12.5% working interest in the joint venture which has completed a 135 square mile proprietary 3D seismic survey. Fortune and its working interest partners currently own 19,090 leasehold acres and hold options to acquire leases on an additional 11,322 acres within the area of the seismic survey.

      Seismic acquisition activities commenced in April 1997 and were completed in September 1997. The seismic data has been processed and is continually being interpreted. Each partner may elect whether to participate in drilling an initial well or farm out all or part of its interest to other joint venture partners or third parties. Over a dozen prospects have been delineated to date, however no assurance can be given that any commercial quantities of hydrocarbons will be discovered. Drilling began in September 1998. Five wells have been drilled to date. Two have been plugged, two are being completed and the fifth is a potential discovery which may need to be redrilled as the result of experiencing an underground blowout. The joint venture agreement ends July 15, 2002 but may be extended if necessary.

      On April 18, 1997, the Espiritu Santo Bay 3-D Seismic Project joint venture acquired the Steamboat Pass Field, Calhoun County, Texas from Neumin Production Company. The Steamboat Pass Field is in Espiritu Santo Bay. As a result, Fortune owns a 12.5% working interest in the 5,766 acres held by production in the field and the facilities on the site. The acquisition was made in exchange for the assumption of Neumin's future obligation to plug and abandon the field. We do not expect the cost of such abandonment to be material to Fortune.

LA ROSA PROPRIETARY 3D SEISMIC EXPLORATION PROGRAM, REFUGIO COUNTY, TEXAS

      In 1994, Fortune acquired an undivided 50% interest in the LaRosa Field, a producing oil and gas field. In January 1997, Fortune's working interest was reduced to a 37.5% working interest as the result of an after-payout back-in. On February 13, 1997, Fortune and its partners commenced a proprietary 3D seismic survey covering 24 square miles over the La Rosa Field and surrounding acreage in Refugio County, Texas. The survey was conducted using state-of-the-art technology. Processing was completed in September 1997. Fortune farmed out 50% of its rights in this proprietary seismic program in exchange for the payment of all of Fortune's costs of such 3D survey. Accordingly, Fortune currently owns an undivided 18.75% working interest in all newly-generated prospects. Fortune maintains its 37.5% working interest in all production from wellbores existing prior to the commencement of the 3D seismic survey.

      Fortune and its working interest partners currently own 5,616 acres in the field and hold seismic options to acquire up to an additional 4,000 acres. The first well drilled based upon the 3D data was spudded December 2, 1997. Since then six additional wells have been drilled. Four of these wells have been completed and three have been plugged and abandoned. Further drilling has been suspended pending a review of the results obtained from the first phase of this drilling program.

DIVESTITURE OF EAST BAYOU SORREL, IBERVILLE PARISH, LOUISIANA

      On March 31, 1998, Fortune sold its interest in the East Bayou Sorrel field to National Energy Group, Inc. for cash in the amount of $4,695,000. The properties sold consisted of Fortune's interest in the Schwing #1 and #2 wells and all of Fortune's leases, facilities and interests in the East Bayou Sorrel area of mutual interest, as defined in the East Bayou Sorrel operating agreement.

      Fortune's interest in the two productive wells at East Bayou Sorrel was pledged to secure a credit facility with Credit Lyonnais. The total balance outstanding under the credit facility prior to this sale was $550,000. Concurrently with closing the sale of the field, Fortune paid down substantially all of the outstanding balance of the credit facility.

      The Schwing #1 and #2 wells began producing in January 1997 and June 1997, respectively. Although both wells were shut-in from March 13, 1998 through the date of the sale to repair production facilities, they accounted for a significant portion of Fortune's oil and gas revenues during 1997 and proved reserves as of December 31, 1997. A third well in the field, the Schwing #3, was spudded October 9, 1997, but was temporarily plugged and abandoned on March 5, 1998 pending further evaluation of the well's potential. During 1997 and 1998, Fortune incurred approximately $1 million to drill and to attempt completion of this well as a result of difficult drilling conditions and mechanical problems.

SOUTH TIMBALIER BLOCK 76 - FEDERAL WATERS, OFFSHORE LOUISIANA

      South Timbalier Block 76 is Fortune's most prolific producer, currently accounting for over 40% of Fortune's revenues and proved reserves. On December 11, 1995, Fortune acquired a 16.67% working interest in this 5,000 acre producing oil and gas property. This property includes a producing well which was completed in 1990, a drilling and production platform and a transmission line. The effective date of the acquisition was June 1, 1995; accordingly, Fortune received the net cash flow from the well from that date. The effective date for financial reporting purposes was November 1, 1995. Fortune initially paid $2.2 million for its interest in the property plus 150,000 common stock purchase warrants at prices from $4.625 to $6.00 per share. All the warrants expired unexercised in December 1997. In the acquisition, Fortune granted an option, exercisable until March 11, 1996, to a third party to acquire a 4.167% working interest in the property for $940,000. The option was timely exercised, which reduced Fortune's interest in the block to a 12.5% working interest effective January 1, 1996.

      On April 29, 1996, the South Timbalier 76 well was shut in due to a mechanical failure of downhole equipment. A remedial workover, started June 16, 1996, cost Fortune approximately $300,000. The well was brought back on production July 6, 1996. The well was also shut-in from March 24 to April 19, 1997 for a workover to repair a leak that caused the well to lose casing pressure. Fortune's share of the costs of this second workover was approximately $360,000. Notwithstanding these shut-ins, the well has already returned over two times Fortune's initial investment, and Fortune is evaluating the possibilities for additional development.

      To finance the acquisition of the South Timbalier well and to provide Fortune with additional working capital, Fortune sold 1,321,117 shares of its common stock to a group of overseas investors in a transaction which qualified for an exemption from the registration requirements of the Securities Act under Regulation S. From this sale in December 1995, Fortune netted approximately $3.3 million after payment of expenses of the offering. The shares were sold subject to certain "reset" provisions pursuant to which the purchasers could receive additional shares if the price of the common stock were to drop. Despite a drop in the price of the common stock during the calculation period, Fortune does not expect that it will be required to issue any reset shares. See "- Legal Proceedings."

SHIP SHOAL BLOCKS 43 AND 67 - STATE WATERS, OFFSHORE LOUISIANA

      On April 24, 1998 and July 1, 1998, Fortune agreed to participate with Rozel Energy, LLC in Rozel's Whiskey Pass Block 43 and Sea Serpent Block 67, respectively. The agreement on Block 43 required Fortune to pay $138,000 for an assignment of a 12.5% working interest in approximately 2,284 acres offshore Terrebonne Parish. The agreement further provided for the drilling of two wells to test this acreage. Both wells were drilled at a combined cost to Fortune of $410,000 and were subsequently plugged and abandoned as dry holes.

      The agreement on Block 67 required Fortune to pay $64,000 to acquire a 12.5% working interest in approximately 390 leasehold acres. A single well was drilled on this prospect in August at a cost to Fortune of approximately $260,000. Although hydrocarbons were encountered, they were not economic and the well was plugged and abandoned.

BACON AND WEST BACON PROSPECTS - CHICKASAW COUNTY, MISSISSIPPI

      Fortune also participated in two exploration wells in December 1998 in Mississippi's Black Warrior Basin. The Bacon Prospect Anderson #24-7 was logged and completed on December 28, 1998 with three pay zones totaling approximately 95' of gross pay and 29' of net pay. The bottom two pay sands (the Lewis and Evans) are to be dually completed during the first quarter of 1999, weather permitting. The upper zone of interest (the Abernathy "B" sand) will not be tested until the lower zones have depleted. Fortune owns a 10% working interest in the discovery. Its cost for the shallow well was approximately $25,000. This discovery sets up a development location under our lease block for future drilling.

      Earlier in December 1998, the West Bacon Prospect was drilled as a dry hole. Fortune owned a 25% working interest in that well; its share of dry hole and abandonment costs was approximately $36,000.

JOINT VENTURE WITH ZYDECO

      Fortune owns varying working or royalty interests in sixteen projects located in the transition zone and Timbalier Trench regions offshore Louisiana. These joint venture projects were acquired by a joint venture formed with Zydeco to identify, evaluate and explore oil and gas prospects in this area. The projects were identified using a combination of advanced 2D and 3D seismic and computer aided exploration technology in conjunction with geological analysis of existing wells.

      Under its exploration agreement with Zydeco, Fortune contributed $4.8 million to the venture in 1995. The funds were to be used to pay all of the leasehold acquisition and seismic costs on the projects, entitling Fortune to a 50% working interest in each project. As of June 1997, $2.2 million of the funds remained unspent and were returned to Fortune in accordance with the terms of the exploration agreement. Fortune's 50% working interest in the projects that have not been farmed out is subject to proportionate reduction in the event that Zydeco expends additional funds on the projects. Fortune has farmed out its interest in five of the joint venture projects, retaining overriding royalties and/or the right to participate as a working interest owner. Fortune also has a 100% working interest on one of the projects.

      One of the prospects, located on South Timbalier Block 86, was recently farmed out to Sonat Exploration Company. Sonat successfully completed a well in late 1998. Fortune owns a 3.166% override before payout, which converts to a 4% override after payout, in this project. Fortune expects production to commence by mid-1999.

      Two other wells have been drilled on joint venture projects. Hydrocarbons were encountered in both wells, but were of insufficient quantities to justify completion attempts. A third party drilled one of these wells on the Polaris Prospect under a farmout for which Fortune received $66,000 in fees. Fortune incurred approximately $832,000 in 1996 in costs on the initial well on the Aurora Prospect.

      The remaining projects are being evaluated for drilling, farmout or resale opportunities. Many of the joint venture projects are in the vicinity of recent discoveries in the transition zone and Timbalier Trench and, as such, should represent opportunities to find significant oil and gas production. However, Fortune may not have sufficient resources to participate in any exploration wells proposed or be able to farmout its interest on favorable terms. The leases have remaining lease terms varying from 1 to 3 years, during which the venture must either commence drilling operations or lose the leases. Fortune does not expect that wells will be drilled on all of the joint venture projects or that it will retain a working interest of more than 25% in any wells that are drilled. In keeping with its strategy of balancing risk, Fortune intends to farm out its remaining interest to other oil companies. Under a farmout arrangement, Fortune would be relieved of all or part of its obligation to pay drilling expenses, and could recover its acquisition and exploration costs but would wind up with a smaller interest in any given prospect. Fortune may not be able to farm out any of the projects or to enter into farmouts on the terms described above. Each of the parties in the joint venture has a right to farm out any portion of its interest in any prospect to the other under a "put" arrangement.

      Fortune acquired its interest in the joint venture through its acquisition in May 1995 of Lagniappe Exploration, Inc. for 1,200,000 shares of common stock and 1,200,000 stock purchase warrants exercisable at $4.75 per share through May 12, 2000. The interest in the joint venture was the only significant asset of Lagniappe.

      In connection with the return of the unexpended funds from the joint venture in June 1997, Fortune reviewed its $4.3 million remaining unevaluated investment in the Joint Venture Projects. The $4.3 million investment includes the value of the Fortune common stock that was issued in 1995 to acquire Lagniappe as well as the funds that Fortune expended for joint venture leases and seismic. As a result of this review, Fortune transferred all of its investment in the joint venture projects to the evaluated property account in 1997. This was the major contributing factor to Fortune's $3.7 million impairments to oil and gas properties in 1997.

SOUTHWEST SEGNO, LIBERTY COUNTY, TEXAS

      On September 24, 1997, Fortune entered into an agreement to drill a well on the Southwest Segno Prospect in Liberty County, Texas. Fortune paid $36,000 to acquire an undivided 30% before-payout working interest in this prospect. A well was drilled in early 1998 at a cost of approximately $166,000 to Fortune. Testing disclosed that the well was not economic to complete and it was plugged and abandoned.

SAN JUAN BASIN, RIO ARRIBA COUNTY, NEW MEXICO

      On June 24, 1994, Fortune acquired a 25% interest in EnRe-1, LLC, a newly formed Texas limited liability company, which owned three Jicarilla Apache Minerals Development Agreements in Rio Arriba County, New Mexico. The development agreement covered 60,000 producing, development and exploratory acres and associated tangible property. The acquisition also included an approximate 22% working interest in 10,000 exploratory acres. These interests were acquired for $1.7 million. Since that date, Fortune has expended approximately $1.5 million for its share of the cost of drilling wells in the San Juan Basin. In 1996, one of the development agreements comprising approximately 20,000 acres terminated, and the acreage reverted to the lessors. In 1997, approximately 14,000 additional acres also reverted to the lessors pursuant to the terms of the development agreements. On August 26, 1998 Fortune sold its entire interest in these properties and in EnRe-1, LLC to the operator in exchange for the operator assuming all existing liabilities of the operation.

    Of the seven wells drilled on these properties during 1994 and 1995, two were completed as producing wells. Fortune did not drill any additional wells. Production revenues from the properties had not exceeded the total cost to acquire and drill wells on the properties. Fortune's reserve engineers did not assign any proved reserves to the San Juan Basin properties because of the limited data available from which to evaluate the properties. Given the tight sands and the production history, the engineers did not believe that future production would be economic. At June 30, 1997, Fortune transferred all of its remaining $1.3 million of unevaluated costs attributable to these properties to the evaluated property account.

BELLE PEPPER AND BELLE JEFFERS FIELDS, WEBB COUNTY, TEXAS

      On October 5, 1993, Fortune acquired certain producing and non-producing properties from Michael Petroleum Corporation, Brazos Resources, Inc., Pioneer Drilling Company and Endowment Energy Partners. The properties included working interests in the Belle Pepper and Belle Jeffers Fields. Fortune acquired interests in approximately 2,300 acres of mineral leases, including 10 producing gas wells. The Lobo sand in this area has very low permeability, under one millidarce, which has qualified all the acquired production as a "tight" gas sand. As a tight gas sand, the production from the nine wells drilled before January 1, 1993 is exempt from Texas state severance tax. Fortune participated in the drilling of a 10,000 foot exploratory test well to the Lobo sand in 1994 which was determined to be non-commercial. Fortune had a 25% working interest in this well; dry hole costs to Fortune were $115,000. Fortune has a 20% interest in a proved undeveloped in-fill location within the Belle Pepper Field.

      Fortune paid an adjusted price of $6.5 million in cash and 195,000 three-year common stock purchase warrants which were either exercised or expired in 1996. Aggregate production from this property has not yet returned Fortune's investment in this area.

AWP FIELD, MCMULLEN COUNTY, TEXAS

      In 1992, Fortune acquired a 10% working interest in the AWP Field as part of a package of California and Texas properties for a purchase price of 243,153 shares of common stock and the assumption of a $2,000,000 note. Fortune has since sold the California properties and paid off the $2,000,000 note. The Texas property includes approximately 3,500 acres of oil and gas leases and 10 proved undeveloped locations remaining to be drilled on either 40 or 80 acre spacing. Fortune's estimated share of the drilling and completion costs for each of these wells is $48,000. In February 1996, developmental drilling resumed with the Bracken Ranch #47 well which was successfully completed as a producer. The Bracken Ranch #48 well was completed as a producer in January 1997. Production to date has not returned Fortune's investment.

DIVESTITURE OF CALIFORNIA PROPERTIES

      At December 31, 1995, Fortune owned and operated 39 gross and 29.92 net wells in California. Production in California during 1995 totaled approximately 57,160 net Bbls of oil and 66,292 net Mcf of gas. This represented about 62% of Fortune's 1995 oil production and about 7% of its gas production.

      Despite the high percentage of Fortune's oil production represented by these properties, the costs of operating the wells in California was, in our view, disproportionately high in relation to the revenues generated. The high cost of production in California was a result of several factors, including the low gravity of the oil, the small production from each well and environmental and worker's compensation costs.

      On February 23, 1996, Fortune closed the sale of its interest in all but one of its California properties for cash in the amount of $840,000. The properties sold consisted of Fortune's interest in the Hopper Canyon, Holser Canyon, Oxnard and Sheils Canyon Fields in Ventura County and the Bacon Hills Field in Kern County. The sale was effective December 31, 1995. Fortune paid sales commissions and expenses of approximately

$75,000. In April 1996, Fortune closed the sale of its remaining California property, the Sespe Field, Ventura County, California, to Seneca Resources for approximately $300,000 net of closing adjustments. Fortune recorded a loss on sale of $3.6 million in 1995 as a result of these divestitures.

      All of Fortune's California properties were pledged to secure Fortune's bank debt. Upon closing the sale of the non-Sespe properties, Fortune reduced its bank debt by $1.1 million, representing the entire indebtedness secured by Fortune's California properties. The closing of the sales of these properties and the relocation of Fortune's headquarters to Houston completed Fortune's strategic move to focus its efforts on exploration in the Gulf Coast.

      Prior to 1994, Fortune made various other acquisitions, primarily of producing properties located in California, which have since been sold.

DRILLING ACTIVITIES

      The following table sets forth information regarding wells drilled by Fortune in the years ended December 31, 1998, 1997 and 1996:

                             WELL DRILLING ACTIVITY

                                        Year Ended December 31,
                                ----------------------------------------
                                    1998          1997         1996
                                ------------  ------------  ------------
                                Gross   Net   Gross   Net   Gross   Net
                                -----  -----  -----  -----  -----  -----
      Exploratory Wells
        Productive                  8   1.14      -      -      1    .11
        Dry                        11   1.83      1    .13      3   1.21
                                -----  -----  -----  -----  -----  -----
                                   19   2.97      1    .13      4   1.32
                                =====  =====  =====  =====  =====  =====

      Development Wells
        Productive                  -      -      1    .13      2    .20
        Dry                         -      -      -      -      -      -
                                -----  -----  -----  -----  -----  -----
                                    -      -      1    .13      2    .20
                                =====  =====  =====  =====  =====  =====

OIL AND GAS RESERVES

      Fortune's reserves are located onshore and offshore Texas and Louisiana. Proved reserves represent estimated quantities of oil and gas which geological and engineering data demonstrate to be reasonably certain to be recoverable in the future from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are proved reserves that can be expected to be recovered through existing wells using existing equipment and operating methods.

      The oil and gas reserve estimates at December 31, 1998, 1997 and 1996 were determined by Huddleston & Co., Inc., Houston, Texas, independent petroleum engineers. Such estimates are subject to numerous uncertainties inherent in the estimation of proved reserves and in the projection of future production, costs and prices. The accuracy of any reserve estimate is a function of available data and of engineering and geological interpretation and judgment. Estimates of the economically recoverable oil and gas reserves and classifications of such reserves based on risk of recovery by different engineers or by the same engineers at different times, may vary substantially. The "Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves," determined from such reserve data, are estimates only. They should not be construed to be the current market values of Fortune's oil and gas reserves or the costs that would be incurred to obtain equivalent reserves. While these reserve estimates are believed to be reasonable, they should be viewed with the understanding that future production, development drilling and changes in pricing will affect the reserve estimate.

      The following sets forth estimated proved oil and gas reserves as determined by Fortune's independent petroleum engineers attributable to Fortune's interests in oil and gas properties as of December 31, 1998, 1997 and 1996. At December 31, 1997, these figures included 152,000 barrels of oil and 204,000 mcf of gas attributable to Fortune's interest at East Bayou Sorrel. Fortune sold its entire interest in East Bayou Sorrel effective March 31, 1998. See note 3 to the December 31, 1998 financial statements.

           These estimates are based in part on the price at which the product was sold as of the end of each year. If the cost of producing the oil and gas exceeds the sales price, the quantity of "recoverable reserves" is reduced. The decrease in proved reserves in 1998 versus 1997 was primarily attributable to the sale of Fortune's interest in East Bayou Sorrel in March 1998, and natural depletion, partially offset by the exploration discoveries at Espiritu Santo Bay and LaRosa. The slight decrease in equivalent proved reserves in 1997 versus 1996 was primarily attributable to natural depletion, which was almost offset by reserve extensions and discoveries.


                        ESTIMATED NET RESERVE QUANTITIES

                                                       December 31,
                                            --------------------------------
                                               1998        1997       1996
                                            ---------   ---------  ---------
     Total Proved Reserves:
        Oil (Bbls).....................       106,000     257,000     249,000
        Gas (Mcf)......................     3,082,000   3,217,000   3,481,000
     Equivalent Mcf
     MCFE (oil at 6 MCFE to 1 Bbl)...     3,718,000   4,759,000   4,975,000

     Total Proved Developed Reserves:
        Oil (Bbls).....................         47,000    198,000     160,000
        Gas (Mcf)......................      1,413,000  1,548,000   1,749,000
     Equivalent  Mcf
     (MCFE (oil at 6 MCFE to 1 Bbl)...      1,695,000  2,736,000   2,709,000


DISCOUNTED PRESENT VALUE OF FUTURE NET REVENUES

      The following table represents the estimated undiscounted and discounted future net revenues using unescalated prices from the proved reserves at December 31, 1998, 1997 and 1996.

                               FUTURE NET REVENUES

                                                       December 31,
                                        ----------------------------------------
                                               1998        1997       1996
                                        ------------  ------------  ------------
   Estimated Future Net Revenue
    Undiscounted......................  $  4,985,000  $  8,410,000  $ 14,112,000
                                        ------------  ------------  ------------
   Standardized Measure of Discounted
    Future Net Cash Flows.............  $  3,527,000  $  6,503,000  $ 10,820,000
                                        ------------  ------------  ------------

      A significant factor in the decline in reserve values since 1996 is the decline in prices used in each year end evaluation. The year end prices used are:

                                                    Year end
                                          ---------------------------
                                            1998      1997      1996
                                          -------  --------  --------
      Oil - $/Bbl.......................  $  9.85  $  16.90  $  22.79
      Gas - $/Mcf.......................  $  2.25  $   2.60  $   4.04


      Other factors in the decline from 1997 to 1998 include -

o     The sale of 140,000 Bbls and 186 Mmcf at East Bayou Sorrel in March 1998

o     Natural depletion

o Offset partially by exploration discoveries at Espiritu Santo Bay and LaRosa

PRODUCTION

      Fortune's net production for the years ended December 31, 1998, 1997 and 1996 is set forth below:

                               NET PRODUCTION DATA

                                                     December 31,
                                          -------------------------------
                                             1998       1997       1996
                                          ---------  ---------  ---------
      Oil (Bbls)........................    42,000      87,000     57,000
      Gas (Mcf).........................   609,000     821,000  1,038,000


PRICES AND PRODUCTION COSTS

      The following table sets forth Fortune's approximate average sales prices and production (lifting) costs for the years ended December 31, 1998, 1997 and 1996:

                    AVERAGE SALES PRICES AND PRODUCTION COSTS

                                                         December 31,
                                                ----------------------------
                                                   1998     1997      1996
                                                --------  --------  --------
      Average Sales Price Received:
        Oil (per Bbl)............................  $  13.08  $  19.04  $  20.24
        Gas (per Mcf)............................      2.19      2.66      2.56
        Average Production and Operating Cost
          per MCFE (including production taxes)..      0.69      0.81      0.85


PRODUCING WELLS

      The following table lists Fortune's total gross and net producing oil and gas wells at December 31, 1998:

                                 PRODUCING WELLS

                                                Gross            Net
                                            -------------   -------------
                                             Oil     Gas     Oil     Gas
                                            -----   -----   -----   -----
      Texas..............................      47      44    6.73   11.41
      Federal waters - Gulf of Mexico....       -       1       -     .13
                                            -----   -----   -----   -----
         Total...........................      47      45    6.73   11.54
                                            =====   =====   =====   =====

PRINCIPAL CUSTOMERS

    Fortune routinely sells more than 10% of its oil and gas production to single customers. Often, all of the oil or gas production from a field for the entire year is sold to a single customer. However, there are a large number of customers that purchase both oil and gas in Fortune's area of operations. Accordingly, we do not believe that the loss of any of our customers would have a material adverse effect on our operations.

PROPERTIES

LEASEHOLD ACREAGE

      Fortune's approximate holdings of developed and undeveloped leasehold acreage as of December 31, 1998 were as follows:

                                LEASEHOLD ACREAGE

                                                  Developed     Undeveloped
                                               --------------  --------------
                                                Gross    Net    Gross   Net
                                               ------  ------  ------  ------
      Louisiana.............................        -       -   4,081     992
      Federal waters - Gulf of Mexico.......      500      63  20,945   7,824
      Texas.................................   12,550   1,837  20,835   3,536
      Mississippi...........................        -       -   1,600     304
      Oklahoma..............................        -       -      80       5
                                               ------  ------  ------  ------
        Total...............................   13,050   1,900  47,541  12,661
                                               ======  ======  ======  ======

TITLE TO PROPERTIES

      Updated title opinions were issued for many of Fortune's properties in 1997 in conjunction with refinancing Fortune's bank credit facility. Fortune believes it holds valid title on all its properties, free and clear of any liens or encumbrances except for encumbrances described herein. Title opinions are obtained on newly acquired properties as of the date of the closing. As is customary in the oil and gas industry, Fortune performs only a perfunctory title examination at the time exploratory oil and gas properties are acquired. Prior to drilling wells, a thorough title examination of the drillsite and any pass-through parcels is conducted and any significant defects are remedied before proceeding with operations. All of Fortune's producing leasehold interests have been pledged to secure Fortune's bank credit facility. Transfers of many of Fortune's properties are subject to various restrictions.

OFFICE FACILITIES

      In February 1996, Fortune relocated its headquarters to Houston, Texas. Prior to that, Fortune leased office space in Agoura Hills, California. On February 13, 1996, Fortune entered into an agreement with Animation Magazine to sublease the Agoura Hills office space, under terms and conditions identical to those contained in Fortune's lease with its landlord, for the balance of the term of Fortune's lease. The lease in Agoura Hills, California expired in January 1999. At its present location Fortune occupies approximately 5,400 square feet of office space under a lease agreement with a term of 5 years. See note 8 to the December 31, 1998 financial statements.

COMPETITION

      The principal resources necessary to conduct oil and gas exploration and production activities are:

o     leasehold prospects under which oil and gas reserves may be discovered

o drilling and other service contractors to evaluate and explore for such reserves

o     knowledgeable personnel to conduct all phases of oil and gas operations.

      Fortune must compete for such resources with both major companies and independent oil and gas operators. Although demand for these resources is currently not as great as in the recent past, many of Fortune's competitors are better equipped to acquire them. Accordingly Fortune may not be able to acquire any portion of these resources in a timely and economical manner.

EMPLOYEES

      As of March 5, 1999 Fortune employed six persons, all in management and administration. In addition, Fortune engages outside consultants in certain technical aspects of Fortune's business. Fortune utilizes these consultants to aid in the evaluation of projects and to evaluate oil and gas assets for acquisitions.

GOVERNMENTAL REGULATION

      Environmental laws and regulations are having an increasing impact on Fortune's operations. Drilling and production activities are subject to regulations under federal and state pollution control and environmental laws and regulations. It is impossible to predict the effect that additional environmental requirements may have on future earnings and operations, but it will continue to be necessary to incur costs in complying with these laws and regulations.

      Fortune is not currently a party to any judicial or administrative proceedings which involve environmental regulations or requirements and believes that it is in substantial compliance with all applicable environmental regulations. Fortune believes that it is reasonably likely that the trend in environmental legislation and regulations will continue toward stricter standards. Fortune is unaware of future environmental standards that are reasonably likely to be adopted that will have a material effect on Fortune's financial position or results of operations, but cannot rule out the possibility.

      Fortune has never had a material environmental problem, but if one of its properties is found to be contaminated, Fortune could be required to participate in a "clean up" program. Such a clean up, depending on its magnitude and Fortune's ownership interest therein, could require undetermined amounts of capital and exceed Fortune's ability to pay. Fortune has obtained insurance against certain environmental hazards providing $11,000,000 of coverage with a $5,000 deductible.

      Fortune's operating activities must comply with spacing and other conservation rules of various state commissions, the United States Geological Survey or the Bureau of Land Management. State conservation laws regulate the rates of production from oil and gas wells for the purpose of ensuring maximum production of the resource. Such regulations may require Fortune to produce certain wells at less than their maximum flow rate.

      State law also governs unitization proceedings, which apportion production among property owners and producers where numerous wells may be producing from a single reservoir. Unitization rulings may allocate production in a particular reservoir in a manner that decreases Fortune's share of production.

      Other regulations prevent Fortune from freely conducting operations at certain times during the year, such as those which protect the whooping crane habitat which occupies a portion of Fortune's Espiritu Santo Bay prospect. There is no assurance that laws and regulations enacted in the future will not adversely affect Fortune's oil and gas activities. From time to time, proposals are introduced in Congress or by the Administration that could affect Fortune's oil and gas operations.

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

      On April 16, 1996, Fortune was advised that two other buyers in the same offering had filed similar suits in Federal District Court in New York. Fortune responded to the suits, admitting that the stock price declined but alleged that suspicious trading activity in Fortune stock occurred immediately prior to and during the time period in which the additional-share allocation was computed. Fortune believes that it has discovered evidence of active market manipulation in the common stock by these plaintiffs; accordingly, it has commenced a countersuit for damages suffered by Fortune and its shareholders as a result of these acts and has also received leave of court to add third-party defendants whose actions furthered this market manipulation. Fortune intends to continue to vigorously defend plaintiffs' actions and prosecute its own counterclaims. Discovery has been stayed pending a ruling by the court on a motion filed by one of these third-party defendants.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None during the fourth quarter of 1998.

                                     PART II

ITEM 5 . MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATEDSTOCKHOLDER MATTERS

      The following table sets forth the high and the low closing prices of Fortune's common stock on the AMEX for the periods indicated. In February 1999, the AMEX notified Fortune that the stock would be delisted beginning March 1, 1999 because of noncompliance with listing guidelines. Fortune is appealing this decision; accordingly, Fortune's common stock remains listed on the AMEX as of the date hereof. If Fortune stock is delisted, trades in its common stock will be reported on the OTC Bulletin Board or regional exchanges.

                                                   Common Stock
                                                --------------------
                                                  High        Low
                                                --------    --------
      1996
        First Quarter....................       5           2
        Second Quarter...................       4           2   5/8
        Third Quarter....................       3 11/16     2   1/4
        Fourth Quarter...................       3   1/2     2   1/4

      1997
        First Quarter....................       3   1/4     2   1/4
        Second Quarter...................       2  7/16     1   5/8
        Third Quarter....................       2   1/2     1  9/16
        Fourth Quarter...................       3  3/16     2   3/8

      1998
        First Quarter....................       2   5/8     1   1/2
        Second Quarter...................       1 11/16     1  3/16
        Third Quarter....................       1  7/16       11/16
        Fourth Quarter...................       1   5/8         3/8

      1999
        First Quarter (through March 12).           1/2        3/16


      At March 12, 1999, the closing price of the common stock was $0.13 per share. At February 26, 1999, there were 12,134,675 shares of common stock outstanding held of record by approximately 3,000 stockholders.

      Fortune has not paid dividends on its stock and does not intend to pay dividends in the foreseeable future. Under its credit facility, Fortune may not pay dividends on its capital stock without the prior written consent of its bank.

ITEM 6.    SELECTED FINANCIAL DATA

      The following Summary Condensed Financial Data for each of the years in the five-year period ended December 31, 1998, are derived from, and qualified by, reference to Fortune's financial statements appearing elsewhere herein. This data should be read in conjunction with the financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7.

       (dollars and shares in thousands, except per share data)


                                                                 Years Ended December 31,
                                               ----------------------------------------------------------
                                                  1998        1997        1996        1995        1994
                                               ----------  ----------  ----------  ----------  ----------
Statement of Operations Data:
   Total revenues............................. $    2,023  $    4,005  $    4,040  $    3,143  $    3,397
   Loss on sale of oil and gas properties.....          -           -           -       3,607           -
   Impairment to oil and gas properties.......        960       3,650           -           -       3,347
   Net loss...................................     (3,275)     (5,958)     (1,330)     (5,876)     (4,453)
   Net loss per share.........................      (0.27)      (0.49)      (0.12)      (0.90)      (1.69)
   Net weighted average shares outstanding....     12,132      12,086      11,351       6,556       2,639

Operating Data:
   Net Production:
      Oil (Bbl)...............................     42,000      87,000      57,000      92,000      88,000
      Gas (Mcf)...............................    609,000     821,000   1,038,000     909,000   1,017,000
      Gas equivalent (MCFE)...................    859,000   1,343,000   1,383,000   1,461,000   1,542,000
   Average Sales Price:
      Oil ($ per Bbl).........................   $  13.08   $   19.04   $   20.24  $    14.66   $   14.14
      Gas ($ per Mcf).........................       2.19        2.66        2.56        1.77        2.09


                                                                       December 31,
                                               ----------------------------------------------------------
                                                  1998        1997        1996        1995        1994
                                               ----------  ----------  ----------  ----------  ----------
Balance Sheet Data:
   Total assets............................... $    8,492  $   12,626  $   16,335  $   17,800  $   10,066
   Total debt.................................      3,235       3,775       2,933       4,897       7,123
   Net stockholders' equity...................      4,704       8,053      13,037      12,314       2,130


      Estimates of oil and gas reserves are based in part on the sales price at December 31 of the respective year. To the extent that the cost of producing the oil and gas, plus applicable taxes, from any particular property exceeds the sales price, the quantity of proved reserves is reduced. See "Business and Properties - Oil and Gas Operations - Oil and Gas Reserves."


                                                                       December 31,
                                               ----------------------------------------------------------
                                                  1998        1997        1996        1995        1994
                                               ----------  ----------  ----------  ----------  ----------
Reserves:
   Estimated Net Proved Reserves:
      Oil (MBbl)..............................        106        257          249         347       1,647
      Gas (Bcf)...............................        3.1        3.2          3.5         5.9         5.9
   Estimated future net revenues before
     income taxes............................. $    4,985  $   8,410   $   14,112  $   12,600  $   15,932
   Standardized measure of future
     net cash flow............................     $3,527  $   6,503   $   10,820  $    8,942  $    8,148


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Fortune primarily explores, develops and produces oil and gas properties in the U.S. Gulf Coast. All of Fortune's operating revenues are derived from the production and sale of oil and gas.

      Operating revenues decreased in 1998 primarily because Fortune sold its interest in East Bayou Sorrel on March 31, 1998. Although this sale resulted in lower 1998 revenues and cash flow, the price received was a significant premium over proved reserve value. Furthermore, the cash proceeds strengthened Fortune's balance sheet and allowed a very active exploration program in 1998.

      Operating revenues increased slightly from 1996 to 1997, primarily because production from the East Bayou Sorrel exploration success more than offset production declines from depletion and the reduced revenues from the effect of selling a portion of South Timbalier Block 76 in early 1996.

      Results in 1998 and 1997 were adversely affected by substantial impairments to oil and gas properties. Results in 1997 were also adversely affected by debt conversion expense and stock offering costs. No such expense was recorded in 1996. General and administrative expense has decreased during 1998 because of lower litigation costs.

      Fortune experienced substantial net losses in 1998 and 1997, primarily attributed to the items described above, and a smaller net loss in 1996. Operations contributed cash in 1996 and 1997, primarily due to relatively high gas prices and/or increases in production, but consumed cash in 1998 because of decreased revenues and low prices.

      Fortune made substantial net investments in oil and gas properties in 1997, and somewhat smaller net investments in 1998 and 1996. Fortune's primary sources of capital have been the sale of equity and proceeds from the sale of oil and gas properties. Since 1994, Fortune reduced its total debt by $3.9 million and, as a result of restructuring its borrowing relationships, significantly increased the maturity of its remaining debt obligations. Fortune believes that it has adequate capital resources to satisfy its obligations over the short term. Fortune also believes that its operating cash flow will increase as a result of successful exploitation of its inventory of projects and prospects or the acquisition of producing properties and that this increased cash flow will be the basis for future company growth. However, there is no assurance that Fortune will be successful in exploiting any of its projects. Furthermore, operating cash flow has decreased significantly in the short term as the result of the sale of Fortune's interest in East Bayou Sorrel in March 1998. In the event that Fortune's operating cash flow does not increase significantly, or Management determines to accelerate the growth plans for Fortune, the company will continue to require equity and debt financing for its growth.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 AND 1997

      Fortune had a net loss of $3.3 million in 1998 compared to a net loss of $6.0 million in 1997. The higher 1997 loss was primarily attributable to the following items recorded in 1997:

o $316,000 non-cash debt conversion expense incurred to exchange a portion of Fortune's debentures

o     $323,000 stock offering costs for an aborted 1997 public offering

o $3.7 million non-cash impairment to oil and gas properties versus $1.0 million in 1998

o     higher depreciation, depletion and amortization

      Analysis of change in oil and gas revenues -

                                                                 Percent
                                          1998        1997       Change
                                        --------    --------    --------
                                       (Thousands except where indicated)
           Production
             Oil  -  MBbl                     42          87       (52)%
             Gas  -  Mmcf                    609         821       (26)%
                  -  MMCFE                   859       1,343       (36)%
           Prices
             Oil - $/Bbl                $  13.08    $  19.04       (31)%
             Gas - $/Mcf                    2.19        2.66       (18)%
           Revenues
             Oil                        $    544    $  1,663       (67)%
             Gas                           1,337       2,188       (39)%


      As can be seen in the above table, the revenue decrease primarily resulted from significantly lower oil and gas prices and oil and gas production in 1998. 1997 revenues included revenues from Fortune's East Bayou Sorrel field that was sold effective April 1, 1998. South Timbalier Block 76 was shut-in for 26 days in 1997 for a workover, adversely affecting 1997 revenues and partially offsetting the decrease from 1997 to 1998.

      If East Bayou Sorrel production was excluded from both 1998 and 1997, the decrease in oil and gas production would have been 11% and 20%, respectively. Notwithstanding the decrease in revenues and cash flow, management believes that the sale of East Bayou Sorrel was very positive for Fortune. At the time of the sale, Fortune's reserve report reflected approximately $1.9 million of discounted proved reserves value for East Bayou Sorrel. 1997 net cash flow from the property was approximately $1.0 million. Substantially all of this 1997 cash flow was reinvested in the property to drill the Schwing #3 which was a dry hole. The $4.7 million sales price represented 250% of the proved reserve and 460% of the 1997 net cash flow for the property. East Bayou Sorrel was primarily an oil property and oil prices declined significantly in 1998 after the sale. The cash from the sale enabled Fortune to repay substantially all of its bank debt and to conduct an active exploration program in 1998.

      Analysis of change in selected expenses -

                                                                       Percent
                                                1998        1997       Change
                                              --------    --------    --------
                                             (Thousands except where indicated)
     Production and operating expense         $     595    $  1,094       (46)%
            - per MCFE                             0.69        0.81       (15)%
     Depreciation, depletion and amortization     1,365       2,219       (38)%
            - per MCFE                             1.59        1.65        (5)%
        Impairment to oil and gas properties        960       3,650       (74)%


      Production and operating expense in 1997 included approximately $360,000 of costs attributable to a workover at South Timbalier Block 76. No significant workovers were undertaken in 1998. The sale of East Bayou Sorrel contributed to additional decreases.

      Fortune's provision for depletion, depreciation and amortization decreased because of the impact of impairments to oil and gas properties in 1997 and the sale of East Bayou Sorrel in 1998.

                                                                       Percent
                                                1998        1997       Change
                                              --------    --------    --------
                                             (Thousands except where indicated)
     General and administrative expense       $   1,547    $  1,965       (21)%
     Interest - payable in cash                     403         249        62 %
              - amortization of financing cost      428         147       191 %


      General and administrative expense decreased primarily because of lower litigation costs in 1998 in connection with the 1995 Regulation S offering, discussed in note 8 to the December 31, 1998 financial statements, and lower personnel costs. We are in the process of reducing general and administrative costs up to an additional 27% in 1999 versus 1998. The 1999 reductions will be in almost all categories and are in response to continued depressed oil and gas prices.

      Interest expense paid in cash increased due to the higher debt balance. Non-cash amortization of debt financing costs increased because of Fortune's notes offering in December 1997 and credit facility refinancing in July 1997.

YEARS ENDED DECEMBER 31, 1997 AND 1996

      Fortune had a net loss of $6.0 million in 1997 compared to a net loss of $1.3 million in 1996. The increased net loss in 1997 is primarily attributable to the following 1997 items:

o     $3.7 million non-cash impairments to oil and gas properties

o $316,000 non-cash debt conversion expense incurred to exchange a portion of Fortune's debentures

o $323,000 of stock offering costs for an aborted 1997 public offering in April 1997

      Analysis of change in oil and gas revenues -

                                                                       Percent
                                                1997        1996       Change
                                              --------    --------    --------
                                             (Thousands except where indicated)
     Production
       Oil  -  MBbl                                  87          57        52 %
       Gas  -  Mmcf                                 821       1,038       (21)%
            -  MMCFE                              1,343       1,383        (3)%
     Prices
       Oil - $/Bbl                            $   19.04   $   20.24        (6)%
       Gas - $/Mcf                                 2.66        2.56         4 %
     Revenues
       Oil                                    $   1,663   $   1,162        43 %
       Gas                                        2,188       2,663       (18)%


      1996 revenues included revenues from Fortune's California properties that were sold in February and March 1996 and a higher ownership interest at South Timbalier Block 76 through March 1996. On March 8, 1996, Fortune sold 25% of its interest in the South Timbalier Block 76 for $940,000 pursuant to a preexisting option agreement. 1997 revenues were adversely affected by shutting in the South Timbalier Block 76 well from March 24, 1997 to April 19, 1997 for a workover. The same well was also shut in from April 29, 1996 to June 15, 1996 for a prior workover. Offsetting these decreases was the commencement of production at East Bayou Sorrel in January 1997. The second well at East Bayou Sorrel was completed and placed on production on June 23, 1997.

      Oil production increased as a result of the Bayou Sorrel discovery. Gas production decreased primarily because of the reduced ownership interest in 1997 in South Timbalier Block 76, as discussed above, and natural depletion on Fortune's properties.

      Analysis of change in selected expenses -

                                                                       Percent
                                                1997        1996       Change
                                              --------    --------    --------
                                             (Thousands except where indicated)
     Production and operating expense         $  1,094    $  1,172        (7)%
         - per MCFE                               0.81        0.85        (5)%
     Depreciation, depletion and amortization    2,219       1,623        37 %
         - per MCFE                               1.65        1.17        41 %
     Impairment to oil and gas properties        3,650           -        N/A


      The decrease in production and operating expenses results primarily from Fortune selling its relatively expensive-to-operate California properties in early 1996. Both 1997 and 1996 were adversely affected by the workovers at South Timbalier Block 76 that cost approximately $360,000 in 1997 and $300,000 in 1996.

      Fortune's provision for depletion, depreciation and amortization increased because of higher average property costs and lower average proved reserves in 1997.

                                                                       Percent
                                                1997        1996       Change
                                              --------    --------    --------
                                             (Thousands except where indicated)
     General and administrative expense       $  1,965    $  1,924         2 %
     Interest - payable in cash                    249         361       (31)%
              - amortization of financing cost     147          74        99 %

      Interest expense payable in cash decreased due to the lower average debt balance for most of 1997. Non-cash amortization of debt financing costs increased because of Fortune's notes offering in December 1997 and credit facility refinancing in July 1997. See "Liquidity."

LIQUIDITY

CASH BALANCE, WORKING CAPITAL AND CASH FLOWS FROM OPERATING ACTIVITIES

- 1998 and 1997

    Analysis of changes in selected liquidity measures -

                                                                       Percent
                                                1998        1997       Change
                                              --------    --------    --------
                                             (Thousands except where indicated)
     Cash balance at year end                 $  1,452    $  1,667       (13)%
     Net working capital at year end             1,324       1,376        (4)%
     Long-term debt                              3,225       3,775       (15)%

     Cash flow from operating
       activities for the year                $   (616)   $  1,379        N/A
     Less:  change in assets and liabilities      (138)        624        N/A
                                              --------    --------    --------
     Cash flow from operations before
       change in assets and liabilities       $   (478)   $    755        N/A
                                              ========    ========    ========

      The decrease in cash flow from operating activities results primarily from the significant increase in payables in 1997 versus a decrease in 1998. Before considering the effect of changes in assets and liabilities, the decrease in cash flow was considerably less. Lower oil and gas revenues and higher cash interest expense were the primary contributors to the 1998 decrease in cash flow. Management believes that, even in the face of fluctuating oil and gas prices, Fortune has adequate capital to fund its capital program during the short term.

      Fortune's internal liquidity and capital resources in the near term will consist of working capital and its unused borrowing capacity, if any, under its bank credit facility.

-     1997 and 1996

    Analysis of changes in selected liquidity measures -

                                                                       Percent
                                                1997        1996       Change
                                              --------    --------    --------
                                             (Thousands except where indicated)
     Cash balance at year end                 $  1,667    $  2,174       (23)%
     Net working capital at year end             1,376         276       399 %
     Long-term debt                              3,775         680       455 %

     Cash flow from operating
      activities for the year                 $  1,379    $    607       127 %
     Less:  change in assets and liabilities       624         216       189 %
                                              --------    --------    --------
     Cash flow from operations before
       change in assets and liabilities       $    755    $    391        93 %
                                              ========    ========    ========

      Although Fortune's cash balance decreased from 1996 to 1997, working capital increased significantly. Refinancing Fortune's bank debt in July 1997 and completing a convertible subordinated debt offering in December 1997 were major contributing factors to this increase in working capital. During 1997, operating activities and financing activities were providers of cash while investing activities were net users of cash.

      Changes in accounts receivable and accounts payable were significant components of the net cash flow amounts in both 1997 and 1996. Accounts payable increased in 1997 as a result of increased exploration activity and accounts receivable decreased in 1997 primarily as a result of lower year end prices. Before considering changes in asset and liability accounts, net operating cash flow still increased in 1997 compared to 1996. The absence of corporate relocation costs in 1997 and lower interest and production and operating expense in 1997 contributed to this increase. Fortune's 1996 exploratory discovery at East Bayou Sorrel, Iberville Parish, Louisiana had no impact on Fortune's revenues in 1996. Its impact on 1997 production was partially offset by the items discussed in the 1997 operating results section above.

CAPITAL RESOURCES

CASH USED IN INVESTING ACTIVITIES - CAPITAL EXPENDITURES

- 1998

      Cash expenditures for oil and gas properties in 1998 were $3.7 million as compared to $4.9 million for the same period in 1997. The 1998 expenditures have been incurred primarily in Fortune's projects at LaRosa, Espiritu Santo Bay, East Bayou Sorrel, Whiskey Pass, Sea
Serpent and Southwest Segno.

      Fortune has been involved in two significant proprietary 3D seismic projects along the Texas coast. The La Rosa project, a 24-square mile proprietary 3D seismic survey over one of Fortune's existing producing fields has been shot and drilling operations have commenced. Fortune sold one-half of its interest in the non-producing portion of this field in exchange for the acquiring parties paying 100% of Fortune's 3D seismic costs. Drilling began in December 1997. Seven wells had been drilled based upon the 3D seismic. Four wells were completed as producers and three wells have been plugged and abandoned. During 1998, Fortune incurred $770,000 of seismic interpretation, leasing and drilling costs. Fortune holds a 37.5% working interest in the wells drilled prior to the 3D seismic survey and an 18.75% working interest in the prospective projects covered by this 3D seismic survey.

      The second project is offshore Texas in the intracoastal waters of Espiritu Santo Bay. This involves a 135-square mile proprietary 3D seismic survey in which Fortune owns a 12.5% working interest. This survey was completed in 1997 and is continually being interpreted. Drilling began in August 1998. Five wells have been drilled to date. Two have been plugged, two are being completed and the fifth is a potential discovery which may need to be redrilled as the result of experiencing an underground blowout. Additional drilling is planned. During 1998, Fortune incurred $1,068,000 of seismic interpretation, leasing costs and well operations.

      During the second quarter of 1998, Fortune entered into agreements to participate in the drilling of three wells on prospects in the transition zone offshore Louisiana. Two of the wells are on the Whiskey Pass prospect and the third is on the Sea Serpent prospect. The prospects were identified by another company on a 25-square mile transition zone 3D seismic survey which Fortune also owns. All three wells were drilled and plugged and abandoned. In 1998, Fortune incurred approximately $887,000 of seismic, leasehold and drilling costs. Fortune also incurred $166,000 in 1998 in connection with its dry hole at the Southwest Segno prospect in Liberty County, Texas.

      Fortune continually reviews exploration, development and acquisition opportunities and expects to participate in additional projects in 1999.

- 1997 and prior

      Capital expenditures funded with cash for the years ended December 31, 1997 and 1996 were $4.9 million and $3.2 million, respectively. 1997 capital expenditures consisted primarily of $2.5 million for 3D seismic and leases at Espiritu Santo Bay; $1.5 million for development at East Bayou Sorrel and $0.4 million for the acquisition of an additional interest at East Bayou Sorrel. 1996 capital expenditures were primarily for four exploratory wells (East Bayou Sorrel, Lirette, DABM and South Lake Arthur) and continued lease and seismic acquisition offshore Louisiana.

      In June 1997, Zydeco returned to Fortune $2.2 million of exploration venture cash under the terms of the venture agreement, as discussed in note 2 to the December 31, 1998 financial statements. The cash was previously reported on Fortune's balance sheet as restricted cash in "Other Assets." Fortune also received $1.2 million for the sale of the California properties that was used to retire debt in February 1996 and $940,000 for the sale of 25% of its interest in South Timbalier Block 76. See "Business and Properties - Exploration Activities" and " -- Property Acquisition Activities."

CASH FLOWS FROM FINANCING ACTIVITIES -

      - OUTSTANDING DEBT AND DEBT REDUCTION

      On March 31, 1998, Fortune paid off all but $10,000 of its bank credit facility using $540,000 of the proceeds from the sale of East Bayou Sorrel. Fortune's other debt, all of which is subordinated convertible debt, is not due until 2007. Since 1994, Fortune has reduced its total debt by $3.9 million and virtually eliminated its current maturities of long-term debt.

      - CONVERTIBLE SUBORDINATED NOTES DUE DECEMBER 31, 2007

      On December 1, 1997, Fortune completed a private placement of 12% Convertible Subordinated Notes due December 31, 2007. An aggregate of $3,225,000 principal amount of notes was sold and Fortune received $2,815,000 of net proceeds after offering expenses and commissions. The notes were sold to a group of accredited investors under a placement agreement with J. Robbins Securities L.L.C.

      The net proceeds of the private placement were used to refinance existing debt and for general corporate purposes. On December 5, 1997, using the proceeds of the notes offering, Fortune redeemed the remaining outstanding balance of $1,028,000 of Fortune's debentures due December 31, 1997. In addition, $315,000 of net proceeds of the notes offering were used to reduce the borrowings under Fortune's credit facility with Credit Lyonnais. See note 5 of the December 31, 1998 financial statements for the terms of the notes.

      - CREDIT FACILITY

      Fortune has in place a $20 million credit facility with Credit Lyonnais New York Branch ("Credit Lyonnais"). The Credit Lyonnais facility is due July 11, 1999, extendable for one year upon mutual consent. On March 31, 1998, Fortune repaid all but $10,000 of the outstanding balance of the credit facility with a portion of the proceeds from the sale of East Bayou Sorrel. Prior to Fortune's sale of its interest in the East Bayou Sorrel field, Fortune's borrowing base was $2 million. The bank has not completed its redetermination of the borrowing base subsequent to this sale; consequently, Fortune does not know how much, if any, is currently available for borrowing under this credit facility. Primarily as a result of the lower revenues in 1998 because of lower oil and gas prices and the sale of East Bayou Sorrel, Fortune was unable to meet the 3 to 1 coverage ratio of cash flow to fixed-charges which is required by the credit facility for the twelve-month period ended December 31, 1998. Fortune received a waiver of this covenant from the bank for the period ended December 31, 1998. Fortune will need a wavier of this debt covenant in future periods until operating cash flow increases significantly. See note 5 of the December 31, 1998 financial statements for the terms of this credit facility.

      - DEBENTURES

      On February 26, 1997, Fortune closed an exchange offer for the Convertible Subordinated Debentures due December 31, 1997 which resulted in 40%, or $697,000 principal amount, of debentures being exchanged for 218,858 shares of common stock and 174,250 common stock warrants. Consequently, the balance due on the Debentures at December 31, 1997 was $1,028,000. This remaining balance was repaid on December 5, 1997 with proceeds from the notes offering discussed above.

      In connection with the February 1997 exchange of debentures, Fortune recorded a non-cash debt conversion expense of approximately $316,000 during the first quarter of 1997. This expense represents the difference between the fair market value of all of the common stock and warrants issued in the exchange offer and the fair market value of the lower number of shares of common stock that could have been issued upon the conversion of the debentures under their original terms.

      - CASH PROVIDED FROM EQUITY TRANSACTIONS

      Fortune's primary source of capital during 1996 was stock offerings and the exercise of warrants and options. In December 1996, Fortune received net proceeds of approximately $1.1 million from the sale of 412,000 shares of common stock at a price of $3.00 per share in a private placement.

OIL AND GAS PRICES AND RESERVES

      Fortune's revenues, profitability and future growth are substantially dependent upon oil and gas prices. These prices can be extremely volatile and in recent years have been depressed by excess supplies. These fluctuating oil and gas prices have contributed to impairments to oil and gas properties such as the $3.7 million impairments recorded in 1997 and the $960,000 impairments recorded in 1998. As a result of continued fluctuating oil and gas prices, Fortune expects to incur further impairments in 1999. As of March 4, 1999, Fortune was receiving an average of approximately $11.00 per Bbl for its oil production and $1.70 per Mcf for its gas production.

      Analysis of selected reserve information at year end:

                                                                       Percent
                                                1998        1997       Change
                                              --------    --------    --------
                                             (Thousands except where indicated)
     Proved Reserves
       Oil  -  MBbl                                106         257       (59)%
       Gas  -  Mmcf                              3,082       3,217        (4)%
            -  MCFE                              3,718       4,759       (22)%

     Year end Prices
       Oil  -  $/Bbl                          $   9.85    $  16.90       (42)%
       Gas  -  $/Mcf                              2.25        2.60       (13)%

     Estimated future net revenue
      undiscounted                            $  4,985    $  8,410       (41)%
     Standardized measure of discounted
      future net cash flow                    $  3,527    $  6,503       (46)%


      Fortune's 1998, 1997 and 1996 year end oil and gas reserve reports have been prepared by Huddleston & Co. Inc., of Houston, Texas, its independent petroleum engineers. The present value of the reserves decreased in 1998 primarily because of the sale of East Bayou Sorrel and significantly lower oil and gas prices at year end 1998. The present value discounted at 10% of the East Bayou Sorrel proved reserves at the time of the sale was approximately $1.9 million. Fortune sold this property for $4.7 million, resulting in a significant economic gain on this transaction. At December 31, 1997, these net proved reserve figures included 152,000 barrels of oil and 204,000 Mcf of gas attributable to Fortune's interest at East Bayou Sorrel. See note 3 to the December 31, 1998 financial statements regarding this sale.

"YEAR 2000" COMPLIANCE

      Fortune is aware of the issues associated with the inability of many computer systems worldwide to recognize dates beyond December 31, 1999 and that a failure to correct this problem could result in significant disruption to those systems. Fortune has reviewed its internal and accounting systems and believes that they are "year 2000 compliant." Fortune currently does not operate any of its producing properties; accordingly it does not use any operating systems internally that must be evaluated for compliance. Fortune's concerns regarding year 2000 compliance rests almost solely with its third party business associates. Fortune has been assessing the readiness of the third parties that it believes are important to its business, such as: operators of its properties, its oil and gas product purchasers, its accounting system providers, consultants, communication systems providers, etc. The third parties contacted thus far have represented either to be in compliance or have communicated their plans and timetables for compliance. This process is ongoing. Fortune has begun making contingency plans in the event that its third parties are unable to achieve compliance. With respect to oil and gas product purchasers, systems providers, consultants, its bank, and its stock transfer agent, for example, Fortune does not have any contracts that extend beyond mid-1999. Accordingly, Fortune can change to goods and service providers who are year 2000 compliant, if necessary. With respect to operators of its properties, Fortune believes that a failure to comply by the operator or its critical suppliers would generally not be material except at South Timbalier Block 76. CNG Producing Company operates South Timbalier Block 76 and Fortune is monitoring CNG's compliance efforts. Fortune does not believe that the direct, out-of-pocket cost of its year 2000 compliance requirements will be significant. There are, however, numerous parties who Fortune has no direct contact with but who nonetheless could have a significant impact on Fortune's business activities if such parties do not achieve compliance. These indirect third parties include oil and gas refiners, gas and oil transmission companies, third party banking institutions, suppliers of supplier, etc. Although Fortune has no practical way of assessing the viability of these companies, Fortune believes that its risks are no greater in this regard than businesses and the public in general. Fortune will continue to monitor the status of year 2000 compliance issues to determine the impact, if any, on its operations.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

      In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. As it has not historically utilized derivative instruments, the impact upon Fortune of SFAS 133 is not expected to have an effect on the reporting of future operating results.

FORWARD LOOKING STATEMENTS

      This annual report contains forward-looking statements. Forward-looking statements include statements regarding future oil and gas production and prices, future exploration and development spending, future drilling and operating plans, reserve and production potential of Fortune's properties and prospects and Fortune's business strategy. Actual events or results could differ materially from those discussed in the forward-looking statements as a result of various risk factors including the factors described below.

RISKS ASSOCIATED WITH FORTUNE

      FORTUNE'S RELIANCE ON EXPLORATORY PROJECTS INCREASES THE RISKS INHERENT IN THE OIL AND GAS INDUSTRY. We base our individual decisions to participate in particular exploration projects on assumptions and judgements concerning the oil and gas industry, such as future oil and gas prices, varying levels of competition for leases, reserves, and equipment, and our management's perceived risk of success. These assumptions and judgments may be speculative and are often subjective. Although we can obtain information with respect to potential oil or gas properties, it is impossible to determine with certainty the ultimate production potential, if any, of a particular property or well. Moreover, the successful completion of an oil or gas well does not insure a profit on our investment, since completion and production expenses must also be considered. Our current investments are primarily in exploration projects, where the risks are substantially greater than in the case of wells drilled into already producing formations. We anticipate that one or more of our next wells will be designed to test the deeper formations beneath known production in Espiritu Santo Bay. These formations have not been extensively tested to date, leaving seismic imaging as one of the few tools available to aid in understanding subsurface geology. The exploration risks, therefore, are higher on this project than they might be where a greater number of underground references exist. Fortune has realized less success than originally anticipated in developing some of its recent prospects and we expect that a substantial number of our future projects could experience similar results.

      FORTUNE CHANGED ITS BUSINESS STRATEGY IN MID-1994 TO EMPHASIZE EXPLORATORY PROJECTS INSTEAD OF PROPERTY ACQUISITIONS. In mid-1994, Fortune changed its strategy from the acquisition of producing oil and gas properties with anticipated development potential to one which stresses exploratory drilling for oil and gas. Fortune made substantial changes in management and personnel and, in 1996, sold all of its California properties. At the time, those properties accounted for a significant portion of our oil and gas reserve volumes. We relocated our offices to Houston, developed a new area of interest and new working relationships, and invested in new prospects. It is too early to fully assess the operating results of these changes, but current and future results of operations may not be comparable to historical performance.

      FORTUNE HAS INCURRED NET LOSSES FOR EACH OF THE LAST THREE years. Fortune has incurred substantial net losses in each of the last three years. Although we are making significant budget cuts in 1999, oil and gas prices remain historically low. This makes it likely that these losses will continue. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      FORTUNE IS NOT CURRENTLY REPLACING ALL OF ITS EXISTING reserves. Oil and gas reserves which are being produced are depleting assets. Fortune's future cash flow and income are highly dependent on our ability to find or acquire additional reserves to replace those being currently produced. We are not adding reserves at present at the same pace at which they are being produced. Therefore, without adding additional reserves in the future, our oil and gas reserves and production will decline.

      OUR REVENUE IS DEPENDENT UPON A LIMITED NUMBER OF PRODUCING WELLS. Approximately 40% of our oil and gas revenues, cash flow, and proved oil and gas reserves are currently accounted for by a single well at South Timbalier Block
76. This well was shut-in for repairs for one month in 1997 and for over two months during 1996 as the result of mechanical failures. See "Business and Properties Significant Properties and Activities - South Timbalier Block 76 federal waters, offshore Louisiana." A significant curtailment or loss of production for a prolonged period before we could replace the reserves through new discoveries or acquisitions would have a material adverse effect on our projected operating results and financial condition.

      OUR NEED FOR WORKING CAPITAL MAY AFFECT OUR LEVEL OF PARTICIPATION IN VARIOUS PROJECTS. Investment in oil and gas exploration requires the commitment of substantial amounts of capital over significant periods of time. For the three-year period ended December 31, 1998, Fortune incurred over $11 million of capital costs in its oil and gas exploration, development and acquisition activities. While we believe we have sufficient capital or cash flow to meet our projected capital needs over the short-term, it is very difficult for small-cap energy companies to raise additional funds because of the depressed state of the oil and gas industry. We do not expect this situation to change in the near term. We may not have sufficient liquid capital resources to participate at our existing working interest level if the operators of any of our properties propose an accelerated drilling schedule. If we fail to participate in the capital expenditures for any project, our interest in that project will be substantially reduced or lost entirely.

      FORTUNE IS DEPENDENT ON OPERATORS, CONSULTANTS AND PARTNERS OVER WHOM IT HAS LITTLE CONTROL. Since we do not operate our projects, we are dependent on other oil and gas companies to conduct operations in a prudent, competent, and timely manner. Although we are actively involved in project evaluations, we often have little or no control over the manner or timing of such operations. If the operator proves incompetent, we could be forced to incur additional costs to conduct remedial procedures and could lose our investment in a property altogether. Because we employ a variety of technological approaches to our geologic, geophysical, and engineering evaluation of properties and projects, we rely heavily on outside consultants for their expertise. Fortune has no long-term agreements with such consultants, all of whom are available to other oil and gas companies, including our competitors. In the current environment of low oil and gas prices, our partners may determine that projects which have previously been agreed upon are no longer economically feasible. If this were to occur, projects could be delayed or cancelled completely.

      ACCOUNTING RULES MAY RESULT IN ADDITIONAL WRITE-DOWNS OF PROPERTY VALUES. We report our operations using the full-cost method of accounting for oil and gas properties. Under these rules, all exploration and development costs are capitalized. Dispositions of properties are generally accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless it is deemed to be significant. See note 1 to the December 31, 1998 financial statements. Under these rules, the net capitalized costs of properties may not exceed a "ceiling" limit of the tax-effected present value of estimated future net revenues from proved reserves, discounted at 10%, plus the lower of cost or fair market value of unproved properties. This requires calculating future revenues at the unescalated prices in effect as of the end of each fiscal quarter. A write-down is required if the net capitalized costs of the properties exceed the ceiling limit, even if price declines are only temporary. The risk that we will be required to write down the carrying value of our properties increases when oil and gas prices are depressed or unusually volatile or when previously unevaluated properties carried at cost are disposed of below that cost. For example, we recognized a $3.7 million impairment in 1997 and a $960,000 impairment for in 1998. As a result of continued low oil and gas prices, it is likely that we will incur further impairments in 1999.

      ALL OUR PROVED PROPERTIES ARE PLEDGED TO SECURE DEBT. All of our proved properties are pledged to secure our bank credit facility. If we fail to pay the principal or interest to the bank or breach the financial covenants under our credit facility, we could lose our principal producing properties. The entire principal balance of the credit facility is due July 11, 1999. Although the current balance is only $10,000, we may borrow additional amounts if the bank approves. If our operating activities are significantly curtailed or our financial position weakens significantly and we are unable to repay such debt when it comes due, our properties could be seized through a foreclosure. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      THERE ARE UNINSURED RISKS IN OUR OPERATIONS WHICH COULD CAUSE MATERIAL LOSSES. The operators of each of the projects in which we are involved are required to carry insurance against certain risks of oil and gas operations. We normally pay our proportionate share of the premiums for such insurance and are named as an additional insured under the policy. In addition to such insurance, we also carry insurance against operating risks such as pollution control and blowouts. However, we may not be fully insured against all risks because such insurance is not available, is not affordable, or losses may exceed policy limits.

      THE MARKET FOR FORTUNE COMMON STOCK IS LIMITED. On February 11, 1999, Fortune was notified by the American Stock Exchange that its stock would be delisted from the exchange effective March 1, 1999. Fortune has failed to comply with the exchange's continued listing guidelines because it has not reported a profit in any of the last five years. We have appealed the delisting decision, but our appeal may not be successful. If the appeal is unsuccessful, trades in Fortune's stock will be reported on the OTC Bulletin Board or regional exchanges in the near future. Because of the current low volume of trading in Fortune stock, there may not be a ready market for our stock. Fortune is not now aware of any broker/dealer who intends to make a market in Fortune stock.

      THE NUMBER OF SHARES ELIGIBLE FOR FUTURE SALE WILL POTENTIALLY DILUTE THE PRICE OF FORTUNE STOCK. At December 31, 1998, 12,134,675 shares of our common stock were outstanding, of which 11,566,054 shares were freely tradeable and 568,621 shares were "restricted securities" as that term is defined in Rule 144 under the Securities Act. At that date, we also had outstanding options and private warrants to acquire 6,604,827 shares of common stock. We also had $3,225,000 of notes convertible into common stock at $3.00 per share, subject to adjustment. Beginning May 1, 1999, the notes are convertible into Fortune common stock at a conversion price based on the stock's average closing price from March 2 through April 30. If the conversion price were based on the closing price of the stock on March 12, 1999, approximately 9.8 million additional shares would be issuable upon conversion of the notes. The issuance of substantial additional shares or sales of substantial amounts of the common stock in the public market could adversely affect the market price of Fortune's common stock. We are investigating ways to reduce this potential dilution.

      FORTUNE DEPENDS ON A KEY OFFICER. Fortune depends to a large extent on the abilities and continued participation of its key employee, Tyrone J. Fairbanks, President and Chief Executive Officer. The loss of Mr. Fairbanks could have a material adverse effect on Fortune. In an effort to reduce the risk, Fortune has entered into an employment agreement with Mr. Fairbanks which expires May 31, 2000. See "Management." Fortune also has obtained $500,000 of key man life insurance on the life of Mr. Fairbanks.

      ADDITIONAL FACTORS. Additional factors that apply generally to the oil and gas industry but that could cause actual events to vary from those discussed in this annual report include: adverse change in governmental regulation; inability to obtain critical supplies and equipment, personnel and consultants; and inability to access capital to pursue our plans.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DISCLOSURE ABOUT MARKET RISK

      Fortune is exposed to market risk, including adverse changes in oil and gas prices and interest rates as discussed below. Fortune does not currently use derivative financial instruments to mitigate fluctuations in oil and gas prices or interest rates.

      OIL AND GAS PRICE RISK. Fortune's oil and gas revenues can be significantly affected as oil and gas prices fluctuate widely in response to changing market forces. These fluctuations can be reduced through the proper use of oil and gas price hedging tools. We currently do not use oil and gas price hedges because we do not believe that Fortune has sufficient production volumes to justify their use. Consequently, our oil and gas revenues will continue to fluctuate as prices fluctuate.

      INTEREST RATE RISK. Fortune's exposure to changes in interest rates primarily results from its short-term and long-term debt with both fixed and floating interest rates.

      Fortune's debt structure is comprised of:

             Stated              Balance
          Interest Rate     December 31, 1998       Matures
          -------------     -----------------       -------
            12% Fixed          $3,225,000            2007

        Variable at banks
       Base rate + 1 1/4% or
           LIBOR + 4%            $10,000             1999

      Changes in interest rates currently will not have a significant impact on Fortune's operations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The response to this item is submitted beginning at page 43.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON AUDITING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

      The directors and executive officers of Fortune are:


                                         Director
    Executive Officer             Age     Since                Title
    --------------------------    ---     ------   -----------------------------
    Tyrone J. Fairbanks..........  42      1991    President, Chief Executive Officer,
                                                     and Director
    Dean W. Drulias..............  52      1990    Executive Vice President, General Counsel,
                                                     Corporate Secretary and Director
    J. Michael Urban.............  45       --     Vice President, Chief Financial Officer
                                                     and Assistant Secretary
    Graham S. Folsom.............  41      1992    Director
    Barry Feiner.................  64      1995    Director
    Gary Gelman..................  33      1995    Director
    Daniel R. Shaughnessy........  48      1997    Director
    Dewey A. Stringer, III.......  56      1998    Director


      Tyrone J. Fairbanks serves as President and Chief Executive Officer of Fortune. Mr. Fairbanks served as Vice President and Chief Financial Officer of Fortune from January 1991 to June 1994. Prior to joining Fortune, Mr. Fairbanks served as President, Chief Executive Officer and Director of Fairbanks & Haas, Inc. from January 1990 to January 1991. Fairbanks & Haas, Inc. was an oil and gas exploration, production, acquisition and operations company located in Ventura, California. Mr. Fairbanks co-founded Fairbanks & Haas, Inc. and served in the capacity of Director and Executive Vice President from February 1987 to January 1990.

      Dean W. Drulias was hired effective October 16, 1996 as Executive Vice President and General Counsel. Prior to his employment by Fortune, Mr. Drulias was a stockholder of and a practicing attorney at the law firm of Burris, Drulias & Gartenberg, a Professional Corporation, Los Angeles, California, which served as counsel to Fortune since its incorporation in May 1987. He had practiced law in the Los Angeles area since 1977, specializing in the areas of energy, environmental and real property law. Mr. Drulias is a member of the State Bars of California and Texas and serves on the Compensation Committee of the board.

    J. Michael Urban was hired effective March 11, 1996 as Fortune's Vice President and Chief Financial Officer. Mr. Urban previously served as Vice-President, Finance with Norcen Explorer, Inc., a Houston based oil and gas company with operations primarily in the Gulf of Mexico. Norcen was a wholly owned subsidiary of Norcen Energy Resources Limited, a Canadian public company. Mr. Urban had been with Norcen since March 1986. Mr. Urban is also a director of Community Bank, a private commercial bank located in the Houston area. Mr. Urban received his B.B.A. in Accounting from the University of Texas in 1976 and has been a Certified Public Accountant in the State of Texas since 1978.

      Graham S. Folsom has served as the Chief Financial Officer of Klein Ventures, Inc. since April 1987. Klein Ventures, Inc. is a diversified investment company. Mr. Folsom has been active in the oil investments of such company and its affiliates since 1987. Mr. Folsom has been licensed as a Certified Public Accountant in the State of California since 1982 and is responsible for all of the accounting and financial affairs of Klein Ventures and its affiliates. Mr. Folsom is chairman of the board's Audit Committee.

      Barry Feiner graduated from Columbia Law School and is a member of the Bar of the State of New York. He has practiced law in the State of New York since 1965. His practice concentrates on the areas of corporate and securities law. Prior to beginning private practice, Mr. Feiner served on the staff of the Securities and Exchange Commission. Mr. Feiner also serves on the board of directors of Alfin, Inc., a company whose stock is listed on the American Stock Exchange. He is chairman of the board's Compensation Committee.

      Gary Gelman has served as president of GAR-COR Holding Corporation, a real estate management and brokerage firm, since 1989. Mr. Gelman is a principal of and serves as a loan consultant for National Bank of New York City and is a member of the Audit Committee.

      Daniel R. Shaughnessy is a geologist and geophysicist. He is the founder and president of Interpretation3, a company that specializes in interpretation of 2D and 3D seismic data. His firm provides consultation services to Fortune. Prior to organizing Interpretation3, Mr. Shaughnessy served as a consultant with Interactive Exploration Solutions, Inc. for approximately one year. For most of the period from 1980 through 1993, he worked for Mobil Oil, most recently as Exploration Supervisor in Louisiana. See "Business and Properties - Strategy." Mr. Shaughnessy is a member of the Audit Committee.

      Dewey A. Stringer has been the president of Petro-Guard Company, Inc. since 1982. Petro-Guard specializes in acquiring operated and non-operated oil and gas properties, exploration utilizing 3D seismic technology and organizing large exploration projects. Petro-Guard currently operates the Espiritu Santo Bay project in which Fortune is a participant. Mr. Stringer received his B.S. degree from the University of Houston in 1966 and serves on the Compensation Committee.

ITEM 11.   EXECUTIVE COMPENSATION

      The following table lists the total compensation paid by Fortune to its chief executive officer during the periods indicated and up to four other executive officers whose combined 1998 salary and bonus exceeded $100,000:


                      SUMMARY COMPENSATION TABLE
                                                                           Long Term Compensation
                                                                  ---------------------------------------
                                        Annual Compensation                 Awards               Payouts
                                     ---------------------------  -------------------------      --------
                                                                  Restricted   Securities
                                                                    Stock      Underlying          LTIP      All Other
   Name and Principal                 Salary     Bonus    Other     Awards  Options/Warrants     Payouts   Compensation
      Position                Year      ($)       ($)       ($)       ($)        (No.)             ($)          ($)
--------------------------    ----   --------  --------  --------  --------  --------------      --------   ----------
Tyrone J. Fairbanks.......    1998    164,667    17,500    20,885      -     100,000               -            5,000
  President and CEO           1997    155,833    17,500    35,309      -     120,000               -            4,748
                              1996    150,000         -    20,934      -      80,000               -            3,000

Dean W. Drulias...........    1998    125,000         -         -      -     150,000               -            5,000
  Executive Vice President    1997    125,000     3,000         -      -      75,000               -            4,750
                              1996     26,291       250         -      -      56,000               -            1,643

J. Michael Urban..........    1998    120,000         -         -      -     150,000               -            5,000
  Chief Financial Officer     1997    120,000     5,000         -      -     100,000               -            4,750
                              1996     97,308         -         -      -      55,000               -            4,750



      "Other" annual compensation includes automobile expenses and loan forgiveness, but are shown only if such amounts exceed 10% of the total annual salary and bonus.

      The following table lists the outstanding options and warrants held on December 31, 1998 by Fortune's executive officers under our stock option plans:

         AGGREGATE OPTIONS EXERCISES IN 1998 AND YEAR END OPTION VALUES

                                                                       Number of          Value of Unexercised
                                                                  Unexercised Options/    in the Money Options
                                                                   Warrants at FY-End          at FY-End
                          Shares Acquired                             Exercisable/            Exercisable/
         Name               on Exercise     Value Realized ($)        Unexercisable           Unexercisable
 ----------------------     -----------     ------------------       --------------         ----------------
 Tyrone J. Fairbanks             -                -                    506,999 / 0                  -
 Dean W. Drulias1,200          1,200              -                    299,800 / 0                  -
 J. Michael Urban-               -                -                    305,000 / 0                  -


EMPLOYMENT AGREEMENTS

      Fortune has an employment agreement with Tyrone J. Fairbanks, its President and Chief Executive Officer. The agreement provides that if employment is terminated for any reason other than cause, death or disability within two years following a change in control, Mr. Fairbanks is entitled to receive a single payment equal to two year's compensation and all shares of common stock subject to stock options then held by him without payment of the exercise price therefor. For purposes of the employment agreement, change in control means a change in more than one-third of the board of directors following certain special events. Mr. Fairbanks' agreement also provides for two years of consulting services upon the completion of the primary term of his contract at 40% of the last compensation thereunder. Mr. Fairbanks' employment agreement provides for an annual salary of $168,000 and additional compensation, in an amount not to exceed his annual salary, based upon certain increases in the value of Fortune's common stock. Mr. Fairbanks' employment contract expires the later of May 31, 2000, or six months following notice of non-renewal. As part of the relocation of Fortune's headquarters to Houston, Texas, Fortune provided Mr. Fairbanks with an incentive relocation package to facilitate his move and with various loans and other benefits. See "Certain Relationships and Related Transactions."

STOCK OPTIONS

      Fortune has two stock option plans that cover its directors, officers and employees. Awards are made by the board of directors upon recommendations of its compensation committee. There is no performance formula or measure. Options granted under each of these plans must be exercised within five years of the date of grant or they are forfeited.

      On January 12, 1995 Fortune reduced the exercise price of all options granted in 1991, 1993, 1994 and 1995 that were held by employees and directors on that date. The repricing included options held by one executive officer as follows:

                           TEN-YEAR OPTION REPRICINGS

                                                                                           Length of
                                   Securities                                               original
                                   underlying    Market price                              option term
                                    number of     of stock at     Exercise       New        remaining
                                    options        time of      price at time  exercise     at date of
  Name and Position        Date     repriced       repricing    of repricing    price       repricing
----------------------   -------   ----------    ------------   ------------   --------    -----------
President and CEO -
  Tyrone J. Fairbanks    1/12/95      10,000         $1.75          $6.00        $2.75      2.1 years
  Tyrone J. Fairbanks    1/12/95      22,500         $1.75          $5.00        $2.75      4.1 years
  Tyrone J. Fairbanks    1/12/95      78,900         $1.75          $5.48        $2.75      4.1 years
  Tyrone J. Fairbanks    1/12/95     105,599         $1.75          $6.03        $2.75      5.0 years


      During the ten year period ended December 31, 1998, no other options held by executive officers were repriced or amended.

      The following table shows the grants of stock options during 1998 to each of the executives named in the Summary Compensation Table.

                              OPTION GRANTS IN 1998

                                         Individual Grants
                        -------------------------------------------------------- Potential Realizable Value At
                        Number of      % of Total                                  Assumed Annual Rates of
                        Securities      Options                                   Stock Price Appreciation
                        Underlying     Granted to    Exercise or                       For Option Term
                         Options      Employee in     Base Price     Expiration      -------------------
     Name                Granted       Fiscal Year    ($/Share)         Date            5%         10%
-------------------     ----------    ------------   -----------   -------------     --------    --------
Tyrone J. Fairbanks       100,000     17.9%              1.56      March 4, 2003     $ 43,000    $ 95,000
Dean W. Drulias           150,000     26.8%              1.56      March 4, 2003     $ 65,000    $143,000
J. Michael Urban          150,000     26.8%              1.56      March 4, 2003     $ 65,000     $143,000



      In the event of a change in control of Fortune, the shares of common stock subject to options granted to all option holders under the stock option plans will be issued to them without further action on their part or the payment of the exercise price for such shares.

RETIREMENT PLAN

      During 1996, Fortune adopted the Fortune Natural Resources Corporation 401(k) Profit Sharing Plan for its eligible employees. Under the plan, eligible employees are permitted to make salary deferrals of up to 15% of their annual compensation, subject to Internal Revenue Service (IRS) limitations. Salary deferrals will be matched 50% by Fortune, subject to IRS limitations, and are 100% vested after two years of service with Fortune. Salary deferrals are 100% vested at all times. Fortune does not make profit sharing contributions to the plan. Messrs. Drulias and Urban are the trustees of the plan.

      For the 1998 plan year, Fortune's matching contribution obligation was $24,000, all of which will be paid in shares of common stock. The amounts contributed to the plan as matching contributions for Fortune's executives are shown in the Summary Compensation Table set forth above.

DIRECTOR COMPENSATION

      Fortune pays outside directors fees of $2,500 per quarter. Inside directors do not receive any compensation for serving as directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table contains information at February 26, 1999, as to all persons who, to our knowledge, were the beneficial owners of five percent or more of the outstanding shares of Fortune's common stock, and of all officers and directors.


                                           Position                 Amount and Nature        Percent
    Name and Address                     with Fortune            of Beneficial Ownership     of Class
------------------------------      ------------------------     -----------------------     --------
Barry Blank
  5353 N. 16th Street
  Phoenix, AZ  85016                      -                              1,132,604             8.6%

William D. Forster
  237 Park Avenue
  New York, NY                            -                                681,000             5.4%

Tyrone J. Fairbanks
  515 W. Greens Road, #720          Director, President
  Houston, TX  77067                 and CEO                               511,021             4.0%

Dean W. Drulias                     Director, Executive Vice
  515 W. Greens Road, #720           President, General Counsel
  Houston, TX  77067                 and Corporate Secretary               333,641             2.7%

J. Michael Urban
  515 W. Greens Road, #720
  Houston, TX  77067                Vice President and CFO                 323,701             2.6%

Graham S. Folsom
  515 W. Greens Road, #720
  Houston, TX  77067                Director                               168,501             1.4%

Gary Gelman
  515 W. Greens Road, #720
  Houston, TX  77067                Director                               131,583             1.1%

Barry Feiner
  515 W. Greens Road, #720
  Houston, TX  77067                Director                               127,993             1.0%

Daniel R. Shaughnessy
  515 W. Greens Road, #720
  Houston, TX  77067                Director                                77,500              *

Dewey A. Stringer, III
  515 W. Greens Road, #720
  Houston, TX  77067                Director                                15,000              *

All Officers and Directors
 as a group of eight persons                                             1,688,940            12.4%


* indicates less than 1%.

ADDITIONAL INFORMATION REGARDING THESE HOLDINGS FOLLOWS:

o     MR. BLANK'S HOLDING

      Mr. Blank's holdings include 137,000 shares of common stock and the following warrants:

              Number of          Warrant            Common Stock
              Warrants        Exercise Price         Equivalent
              --------        --------------        ------------
               200,000            $2.40               200,000
                17,917            $3.60                17,917
               541,000            $3.75               777,687

      See "Certain Relationships and Related Transactions" regarding Mr. Blank's acquisition of certain of the warrants.

o     MR. FORSTER'S HOLDING

      Mr. Forster's holdings include 515,000 shares of common stock underlying stock purchase warrants exercisable at $4.75 per share and expiring April 2000.

o     OFFICER AND DIRECTOR HOLDINGS

      The table includes the following shares of common stock issuable upon the exercise of stock options granted under Fortune's various stock option plans and shares of common stock issuable upon the exercise of stock purchase warrants issued to employees in lieu of stock options:

                                     Common Stock      Average Weighted
                                        Issuable         Exercise Price
                                      ------------      ----------------
           Tyrone J. Fairbanks          484,499              $2.63
           J. Michael Urban             305,000               2.25
           Dean W. Drulias              299,800               2.27
           Graham S. Folsom             148,475               2.61
           Gary Gelman                  111,750               2.56
           Barry Feiner                 111,750               2.56
           Daniel R. Shaughnessy         47,500               1.87
           Dewey A. Stringer, III        10,000               1.50

      Mr. Folsom's holdings also include 7,187 shares issuable upon exercise of 5,000 stock purchase warrants exercisable at $3.75 per warrant.

      Mr. Feiner's holdings also include 1,868 shares of common stock and 14,375 shares issuable upon exercise of 10,000 stock purchase warrants exercisable at $3.75 per warrant. These shares and warrants are owned by Mr. Feiner's wife, Janet Portelly. Mr. Feiner disclaims beneficial ownership of all such securities owned by Mrs. Portelly.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On October 14, 1997, Fortune commenced a private placement of up to $4.5 million of 12% Convertible Subordinated Notes due December 31, 2007. The private placement was completed on December 1, 1997. An aggregate of $3,225,000 principal amount of notes was sold, and Fortune received $2,815,000 of net proceeds after offering expenses and commissions. The notes were sold under an agreement with J. Robbins Securities, L.L.C. who served as placement agent. The placement agent received a ten percent sales commission, a three percent non-accountable expense allowance, and warrants to purchase 89,583 shares of common stock. The warrants are exercisable over a five-year period at $3.60 per warrant. Barry W. Blank, a beneficial owner of more than five percent of Fortune's common stock, was a managing director for the placement agent at the time of the offering and marketed substantially the entire private placement. As such, Mr. Blank earned approximately 50% of the fees and commissions paid to the placement agent for the notes sold by him and 20% of the warrants issued to the placement agent. A trust established by and, under certain circumstances, for the benefit of Mr. Blank acquired $500,000 of the notes. Mr. Blank's mother also acquired $50,000 of notes. Mr. Blank disclaims beneficial ownership of the notes purchased by his mother. Barry Feiner, a director of Fortune, acted as outside counsel for the placement agent in the private placement and earned $32,250 in legal fees from the placement agent. Mr. Feiner's wife acquired $50,000 in notes for which Mr. Feiner disclaims beneficial ownership. Mr. Feiner recused himself from voting on all board of director matters associated with the private placement.

      As part of the relocation of Fortune's headquarters to Houston, Texas, Fortune provided Tyrone J. Fairbanks, its President and Chief Executive Officer, with an incentive relocation package to facilitate his move to Texas. The package consisted of a payment by Fortune of Mr. Fairbanks' moving expenses, a non-recourse, unsecured loan in the amount of $80,000 and a secured recourse loan in the amount of $70,000. The $80,000 loan bears interest at the rate of 6% per annum, with $20,000 of such loan forgiven in each of four consecutive years beginning in 1996 contingent on Mr. Fairbank's continued employment by Fortune. As of January 31, 1999, the entire amount of this loan had been forgiven. The $70,000 loan also bears interest at the rate of 6% per annum, payable interest only for two years with $35,000 principal payments due on the second and third anniversaries of the loan. Mr. Fairbanks had repaid all but $5,000 of the $70,000 loan as of December 31, 1998. On December 4, 1998 Fortune granted an extension of the due date of the remaining balance to July 1, 1999. See "Management - Employment Agreements.

      During 1996, the law firm of which Dean W. Drulias was formerly a shareholder billed Fortune a total of $152,000 for legal fees and costs. See "Management - Directors and Executive Officers."

      During 1998, 1997 and 1996, Fortune incurred $421,000, $182,000 and
$45,000, respectively, for consulting services provided by Interpretation-3, of which Daniel R. Shaughnessy is the owner and president. Mr. Shaughnessy was elected to Fortune's board of directors in January 1997. See "Management - Directors and Executive Officers."

      Petro-Guard Company, Inc., the operator at Espiritu Santo Bay, is owned by Dewey A. Stringer III. Mr. Stringer has been a director of Fortune since April 1998. As the operator of Espiritu Santo Bay, Petro-Guard bills Fortune and the other Espiritu Santo Bay partners their share of the monthly expenditures on the project. As such, Petro-Guard billed Fortune $1,042,000 of Espiritu Santo Bay exploration expenditures in 1998.

      All of the foregoing transactions were, and any future transactions with related parties will be, on terms no less favorable to Fortune than those which could be obtained from unaffiliated third parties. In addition, no transaction will be entered into between Fortune and its management or principal stockholders unless they are approved by a majority of the directors who are not members of management or principal stockholders.

LIMITED LIABILITY OF DIRECTORS

      In accordance with the Delaware General Corporation Law, Fortune has included a provision in its Certificate of Incorporation to limit the personal liability of its directors for violations of their fiduciary duties. The provision eliminates such directors' liability to Fortune or its stockholders for monetary damages, except for any breach of the directors' duty of loyalty to Fortune or its stockholders, for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, for unlawful payment of dividends or unlawful stock purchases or redemptions, or for any transaction from which any director derived an improper personal benefit.

    This provision protects Fortune's directors against personal liability for monetary damages arising from breaches of their duty of care. Directors remain liable for breaches of their duty of loyalty to Fortune and its stockholders and for the specific matters set forth above, as well as for violations of the federal securities laws. The provision has no effect on the availability of equitable remedies such as injunction or rescission. Additionally, these provisions do not protect a director from activities undertaken in any capacity other than that of director.

INDEMNIFICATION OF OFFICERS AND DIRECTORS

      Fortune's bylaws provide for indemnification of its officers and directors to the fullest extent permitted by the Delaware General Corporation Law in effect at the time of a claim for indemnification. Such indemnification applies to any threatened, pending or contemplated suit or proceeding arising by reason of such person acting as an officer or director of Fortune or its affiliates.

      Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling Fortune pursuant to the foregoing provisions, Fortune has been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Documents filed as part of the report:

        (1) Financial Statements
                                                                        Page
            Independent Auditors' Report--KPMG LLP.................      44
            Balance Sheets--December 31, 1998 and 1997.............      45
            Statements of Operations for the years ended
               December 31, 1998, 1997 and 1996....................      46
            Statements of Stockholders' Equity for the years ended
               December 31, 1998, 1997 and 1996....................      47
            Statements of Cash Flows for the years ended
               December 31,1998, 1997 and 1996.....................      48
            Notes to Financial Statements..........................      49

        (2) Financial Statement Schedules

            None

        (3) Exhibits

            Number   Description
            ------   -----------
             3.1     Certificate of Incorporation of Registrant (filed as
                     Exhibit 3.1 to Registrant's Quarterly Report Form 10-Q for
                     the quarter ended June 30, 1997 and incorporated herein by reference).
             3.2     By-laws of Registrant (filed as Exhibit 3.3 to Registrant's
                     Quarterly Report Form 10-Q for the quarter ended June 30,
                     1997 and incorporated herein by reference)
             4.1     Warrant Agreement by and between Registrant and U.S. Stock
                     Transfer Corporation, as warrant agent (filed as Exhibit
                     4.1 to Registrant's Registration Statement on Form S-2
                     (333-45469) and incorporated herein by reference)
             4.2     Form of Warrant Certificate (filed as Exhibit 4.2 to
                     Registrant's Registration Statement on Form S-2 (333-45469)
                     and incorporated herein by reference)
             4.3     Form of Note between Registrant and holders of Convertible
                     Subordinates Notes due December 31, 2007 (filed as Exhibit
                     4.1 to Registrant's Quarterly Report Form 10-Q for the
                     quarter ended September 30, 1997 and incorporated herein by reference)
             4.4     Form of Placement Agent Warrant  Agreement between
                     Registrant  and  J.  Robbins  Securities,   L.L.C.
                     (filed as Exhibit  4.2 to  Registrant's  Quarterly
                     Report Form 10-Q for the quarter  ended  September
                     30, 1997 and incorporated herein by reference)
             4.5     Shareholder Rights Plan of Registrant dated March 21, 1997
                     (filed as Exhibit 4.1 to Registrant's Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference)
             4.6     Form of Exchange Warrant exercisable at $4.00 per share
                     (filed as Exhibit 4.2 to Registrant's Registration
                     Statement on Form S-2 (333-00087) and incorporated herein by reference)
             4.7     Form of Exchange Warrant exercisable at $5.00 per share
                     (filed as Exhibit 4.3 to Registrant's Registration
                     Statement on Form S-2 (333-00087) and incorporated herein by reference)
             4.8     Form of Co-Conversion Agent warrant exercisable at $3.4965 per share (filed as Exhibit 4.4 to Registrant's registration Statement on Form S-2 (333-00087) and incorporated herein by reference)
             4.9     Form of Warrant Agreement  between  Registrant and
                     U.S. Stock Transfer Corporation (incorporated by reference to Registrant's Registration Statement on Form SB-2, Registration No. 33-88452)
            10.1     Amendment dated November 3, 1997 to Credit Agreement
                     between Registrant and Credit Lyonnais New York Branch and
                     Certain Lenders (filed as Exhibit 10.1 to Registrant's Form
                     10-Q for the quarter ended September 30, 1997 and incorporated herein by reference)
            10.2     Participation  Agreement by and between Registrant
                     and Smith Management Company, Inc. et al. to acquire a 12.5% working interest in Espiritu
                     Santo Bay (filed as Exhibit  10.1 to  Registrant's
                     Registration Statement on Form S-2 (333-22599) and incorporated herein by reference)
            10.3     Credit Agreement between Registrant and Credit Lyonnais New
                     York Branch and Certain Lenders dated July 11, 1997 (filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference)

            10.4     Employment Agreement dated June 1, 1997 by and between
                     Registrant and Tyrone J. Fairbanks (filed as Exhibit 10.2
                     to Registrant's Form 10-Q for the quarter ended June 30,
                     1997 and incorporated herein by reference)
            10.5     Employment Agreement dated August 1, 1996 by and between
                     Registrant and Dean W. Drulias (filed as Exhibit 10.2 to
                     Registrant's Registration Statement on Form S-2 (333-22599)
                     and incorporated herein by reference)
            10.6     1993 Stock Option Plan (filed as an Exhibit to Registrant's
                     Registration Statement on Form SB-2 (33-64600) and
                     incorporated herein by reference)
            10.7     1988 Stock  Option Plan (filed as Exhibit  10.8 to
                     Registrant's  Pre-Effective Amendment No. 1 to the
                     Registration  Statement on Form S-1 (33-49190) and
                     incorporated herein by reference)
            10.8     1998 Stock Option Plan (filed as Exhibit 10.8 to
                     Registrant's Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)
            10.9     Lease Agreement for 515 W. Greens Road, Houston, Texas
                     77067 (filed as Exhibit 10.3 to Registrant's Form 10-KSB
                     for the year ended December 31, 1995 and incorporated
                     herein by reference)
           10.10     Sublease Agreement with Animation Magazine (filed as
                     Exhibit 10.4 to Registrant's Form 10-KSB for the year ended
                     December 31, 1995 and incorporated herein by reference)
           10.11     Fairbanks Loan Documents (filed as Exhibit 10.5 to the
                     Registrant's Form 10-KSB for the year ended December 31,
                     1995 and incorporated herein by reference)
           10.12     Agreement   dated   December   8,  1995,   between
                     Whitechappel  Management  Ltd. and  Registrant  to
                     act as  distributor  of  the  Common  Stock  under
                     Regulation   S   (filed   as   Exhibit   10.1   to
                     Registrant's  Current  Report  on Form  8-K  dated
                     December  26,  1995,  and  incorporated  herein by
                     reference)
           10.13     Regulation S Subscription Agreements and related Joint
                     Escrow Instructions for the sale of 627,450 shares of
                     Common Stock (filed as Exhibit 10.2 to Registrant's Current
                     Report on Form 8-K dated December 26, 1995, and
                     incorporated herein by reference)
           10.14     Offshore Securities Subscription Agreements and related
                     Joint Escrow Instructions for the sale of 602,897 shares of
                     Common Stock (filed as Exhibit 10.3 to the Registrant's
                     Current Report on Form 8-K dated December 26, 1995, and
                     incorporated herein by reference)
            23.1*    Consent of KPMG LLP
            23.2*    Consent of Huddleston & Co., Inc.
            27.1*    Financial Data Schedule

    (b) Reports on Form 8-K

        Form 8-K filed March 12, 1999 to report Fortune's press release of its year end and fourth quarter 1998 financial results.



* Filed herewith

                          INDEX TO FINANCIAL STATEMENTS



                                                                        Page
                                                                        ----
Independent Auditors' Report - KPMG LLP.........................         44

Balance Sheets - December 31, 1998 and 1997.....................         45

Statements of Operations for the years ended
   December 31, 1998, 1997 and 1996.............................         46

Statements of Stockholders' Equity for the years ended
  December 31, 1998, 1997 and 1996..............................         47

Statements of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996..............................         48

Notes to Financial Statements...................................         49

                          INDEPENDENT AUDITORS' REPORT






The Board of Directors and Stockholders
Fortune Natural Resources Corporation:

      We have audited the accompanying balance sheets of Fortune Natural Resources Corporation as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fortune Natural Resources Corporation as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.




/s/ KPMG LLP
---------------------

Houston, Texas
March 5, 1999

                      FORTUNE NATURAL RESOURCES CORPORATION
                                 BALANCE SHEETS

                                     ASSETS

                                                                      December 31,
                                                             -----------------------------
                                                                 1998             1997
                                                             ------------     ------------
CURRENT ASSETS:
    Cash and cash equivalents .............................  $  1,452,000    $   1,667,000
    Accounts receivable ...................................       361,000          507,000
    Prepaid expenses ......................................        74,000             --
                                                             ------------     ------------
    Total Current Assets ..................................     1,887,000        2,174,000
                                                             ------------     ------------

PROPERTY AND EQUIPMENT:
    Oil and gas properties, accounted for
      using the full cost method ..........................    26,800,000       27,822,000
    Office and other ......................................       384,000          383,000
                                                             ------------     ------------
                                                               27,184,000       28,205,000
    Less--accumulated depletion, depreciation
      and amortization ....................................   (20,728,000)     (18,403,000)
                                                             ------------     ------------
                                                                6,456,000        9,802,000
                                                             ------------     ------------
OTHER ASSETS:
    Deposits and other ....................................        51,000          124,000
    Debt issuance costs (net of accumulated amortization of
      $346,000 and $93,000 at December 31, 1998
      and 1997, respectively) .............................        98,000          526,000
                                                             ------------     ------------
                                                                  149,000          650,000
                                                             ------------     ------------

TOTAL ASSETS ..............................................  $  8,492,000     $ 12,626,000
                                                             ============     ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt .....................  $     10,000     $       --
    Accounts payable ......................................        93,000          279,000
    Accrued expenses ......................................       351,000          407,000
    Royalties payable .....................................        12,000           36,000
    Accrued interest ......................................        97,000           76,000
                                                             ------------     ------------
    Total Current Liabilities .............................       563,000          798,000
                                                             ------------     ------------

LONG-TERM DEBT, net of current portion ....................     3,225,000        3,775,000
                                                             ------------     ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, $1.00 par value:
    Authorized--2,000,000 shares
    Issued and outstanding--None ..........................          --                --
    Common stock, $.01 par value
      Authorized--40,000,000 shares
      Issued and outstanding--12,134,675 and 12,118,982 shares
        shares at December 31, 1998 and 1997, respectively.       121,000
                                                                                   121,000
    Capital in excess of par value ........................    30,171,000       30,283,000
    Treasury stock, at cost (9,769 shares at
      December 31, 1997)                                             --            (38,000)
    Accumulated deficit ...................................   (25,588,000)     (22,313,000)
                                                             ------------     ------------

NET STOCKHOLDERS' EQUITY ..................................     4,704,000        8,053,000
                                                             ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ................  $  8,492,000     $ 12,626,000
                                                             ============     ============

                 See accompanying notes to financial statements.

                      FORTUNE NATURAL RESOURCES CORPORATION

                            STATEMENTS OF OPERATIONS


                                                                 For the Years Ended December 31,
                                                          --------------------------------------------
                                                              1998            1997            1996
                                                          ------------    ------------    ------------
REVENUES
    Sales of oil and gas, net of royalties .............  $  1,881,000    $ 3,851,000        3,825,000
    Other income .......................................       142,000        154,000          215,000
                                                          ------------    ------------    ------------
                                                             2,023,000       4,005,000       4,040,000
                                                          ------------    ------------    ------------

EXPENSES
    Production and operating ...........................       595,000       1,094,000       1,172,000
    Provision for depletion, depreciation
      and amortization .................................     1,365,000       2,219,000       1,623,000
    General and administrative .........................     1,547,000       1,965,000       1,924,000
    Corporate relocation ...............................          --              --           216,000
    Debt conversion expense ............................          --           316,000            --
    Stock offering cost ................................          --           323,000            --
    Interest ...........................................       831,000         396,000         435,000
    Impairments to oil and gas properties ..............       960,000       3,650,000            --
                                                          ------------    ------------    ------------
                                                             5,298,000       9,963,000       5,370,000
                                                          ------------    ------------    ------------

LOSS BEFORE PROVISION FOR INCOME TAXES .................    (3,275,000)     (5,958,000)     (1,330,000)
PROVISION FOR INCOME TAXES .............................          --             --               --
                                                          ------------    ------------    ------------

NET LOSS ...............................................  $ (3,275,000)   $ (5,958,000)     (1,330,000)
                                                          ============    ============    ============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING ............................    12,132,362      12,086,219      11,351,211
                                                          ============    ============    ============
NET LOSS PER COMMON SHARE
  (BASIC AND DILUTED) ..................................  $      (0.27)   $      (0.49)   $      (0.12)
                                                          ============    ============    ============

                 See accompanying notes to financial statements.

                      FORTUNE NATURAL RESOURCES CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                             Capital in                                Stock-
                                               Common Stock  Excess of    Treasury    Accumulated      holders'
                                      Shares      Amount     Par Value      Stock       Deficit        Equity
                                    ----------   --------   -----------   ---------   ------------   -----------
BALANCE, December 31, 1995          11,139,709   $111,000   $27,228,000     $     -   $(15,025,000)  $12,314,000

Common stock issued for exercise
   of stock options................     46,150      1,000       114,000           -              -       115,000
Common stock issued for
   exercise of warrants............    255,638      3,000       813,000           -              -       816,000
Common stock issued for
   directors' fees.................      1,395          -         4,000           -              -         4,000
Common stock canceled and
   stock issuance cost.............     (1,227)         -       (31,000)          -              -       (31,000)
Common stock issued for
  stock offerings .................    412,000      4,000     1,145,000           -              -     1,149,000
Common stock returned to treasury..         (2)         -             -           -              -            -
Net loss...........................          -          -             -           -     (1,330,000)   (1,330,000)
                                    ----------   --------   -----------   ---------   ------------   -----------

BALANCE, December 31, 1996          11,853,663   $119,000   $29,273,000   $       -   $(16,355,000)  $13,037,000
                                    ==========   ========   ===========   =========   ============   ===========
Common stock issued for
  exercise of stock options........      6,400          -        18,000           -              -        18,000
Common stock issued for
  exercise of warrants.............     45,000          -        89,000           -              -        89,000
Common stock issued in exchange
  for debentures, net of
  offering costs...................    218,858      2,000       889,000           -              -       891,000
Common stock contributed to
  401(k) Plan......................      4,835          -        14,000           -              -        14,000
Common stock repurchased in
  odd-lot buyback..................     (9,769)         -             -     (38,000)             -       (38,000)
Common stock returned to treasury           (5)         -             -           -              -             -
Net loss...........................          -          -             -           -     (5,958,000)   (5,958,000)
                                    ----------   --------   -----------   ---------   ------------   -----------

BALANCE, December 31, 1997          12,118,982   $121,000   $30,283,000   $ (38,000)  $(22,313,000)  $ 8,053,000
                                    ==========   ========   ===========   =========   ============   ===========
Common stock issued for
  exercise of stock options........      5,512          -        13,000           -              -        13,000
Common stock contributed to
  401(k) Plan......................     10,185          -        24,000           -              -        24,000
Cancellation of treasury stock.....          -          -       (38,000)     38,000              -             -
Voluntary  exchange of public
  warrants for private warrants....          -          -       (59,000)          -              -       (59,000)
Repurchase of outstanding
  private warrants.................          -          -       (52,000)          -              -       (52,000)
Common stock returned to treasury..         (4)         -             -           -              -             -
Net loss...........................          -          -             -           -     (3,275,000)   (3,275,000)
                                    ----------   --------   -----------   ---------   ------------   -----------

BALANCE, December 31, 1998......... 12,134,675   $121,000   $30,171,000   $       -   $(25,588,000)  $ 4,704,000
                                    ==========   ========   ===========   =========   ============   ===========


                 See accompanying notes to financial statements.

                      FORTUNE NATURAL RESOURCES CORPORATION

                            STATEMENTS OF CASH FLOWS


                                                                   For the Years Ended December 31,
                                                             --------------------------------------------
                                                                 1998            1997            1996
                                                             ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ...............................................  $ (3,275,000)   $ (5,958,000)   $ (1,330,000)
   Adjustments to reconcile net loss
    to net cash provided by (used in) operating activities:
    Common stock issued for directors' fees,...............          --              --             4,000
    Depletion, depreciation and amortization ..............     1,365,000       2,219,000       1,623,000
    Amortization of deferred financing cost ...............       428,000         147,000          74,000
    Debt conversion expense ...............................          --           316,000            --
    Stock offering cost ...................................          --           323,000            --
    Impairments to oil and gas properties .................       960,000       3,650,000            --
    Non-cash compensation expense .........................        44,000          58,000          20,000
   Changes in assets and liabilities:
    Accounts receivable ...................................       146,000         188,000         340,000
    Prepaids and oil inventory ............................       (74,000)         25,000         102,000
    Accounts payable and accrued expenses .................      (145,000)        525,000        (215,000)
    Royalties and working interest payable ................       (24,000)        (67,000)          9,000
    Accrued interest ......................................       (76,000)        (25,000)        (18,000)
    Deposits and other ....................................        35,000         (22,000)         (2,000)
                                                             ------------    ------------    ------------
   Net cash provided by (used in) operating activities ....      (616,000)      1,379,000         607,000
                                                             ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for oil and gas properties ................    (3,673,000)     (4,946,000)     (3,232,000)
   (Increase) decrease in restricted cash .................          --         2,293,000         937,000
   Proceeds from sale of properties and equipment .........     4,695,000         203,000       2,197,000
   Net change in other property and equipment .............        17,000         (27,000)       (297,000)
                                                             ------------    ------------    ------------
   Net cash provided by (used in) investing activities ....     1,039,000      (2,477,000)       (395,000)
                                                             ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Gross  proceeds  from  issuance of long-term
     debt,  net of issuance costs .........................          --         3,290,000            --
   Repayment of long term debt ............................      (540,000)     (1,793,000)     (1,979,000)
   Gross proceeds from issuance of common stock ...........        13,000         103,000       2,168,000
   Debt and equity offering costs .........................       (59,000)       (971,000)       (115,000)
   Common stock and warrant repurchase ....................       (52,000)        (38,000)           --
                                                             ------------    ------------    ------------
   Net cash provided by (used in) financing activities ....      (638,000)        591,000          74,000
                                                             ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......      (215,000)       (507,000)        286,000
                                                             ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ..............     1,667,000       2,174,000       1,888,000
                                                             ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, END OF YEAR ....................  $  1,452,000    $  1,667,000    $  2,174,000
                                                             ============    ============    ============
Supplemental information:
  Interest paid in cash ...................................  $    403,000    $    249,000    $    361,000
  Common stock issued or issuable as directors' fees ......          --              --             4,000
  Common stock issued for conversion of debt ..............          --           975,000            --
  Common stock issued for 401(k) Plan contribution ........        24,000          14,000            --


                 See accompanying notes to financial statements.

                      FORTUNE NATURAL RESOURCES CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


(1)   GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Fortune Natural Resources Corporation, formerly Fortune Petroleum Corporation, is an independent energy company engaged in the acquisition, production and exploration of oil and gas, primarily onshore and offshore Louisiana and Texas. Fortune considers its business to be a single operating segment.

USE OF ESTIMATES

      In order to prepare financial statements in conformity with generally accepted accounting principles, management must make estimates, judgments and assumptions that affect the reported amounts. Actual results could differ from those estimates.

CASH EQUIVALENTS

      Fortune considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

PROPERTY AND EQUIPMENT

      Fortune accounts for its oil and gas operations using the full cost method. Under the full cost method, all costs associated with the acquisition, exploration and development of oil and gas reserves, including non-productive costs, are capitalized as incurred. Internal overhead, which is directly identified with acquisition, exploration and development is capitalized. Such overhead has not been material through December 31, 1998.

      The capitalized costs of oil and gas properties are accumulated in cost centers on a country-by-country basis and are amortized using the unit-of-production method based on proved reserves. All of Fortune's properties are located in the United States. Estimated future development and abandonment costs are included in the amortization base. Oil and gas property depreciation, depletion and amortization expense per equivalent Mcf was $1.54, $1.62 and $1.14 for the years ended December 31, 1998, 1997, and 1996, respectively. Capitalized costs and estimated future development costs associated with unevaluated properties are excluded from amortization until the quantity of proved reserves attributable to the property has been determined or impairment has occurred.

      Dispositions of oil and gas properties are recorded as adjustments to capitalized costs, with no gain or loss recognized unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves.

      The cost of oil and gas properties net of amortization and related deferred income tax may not exceed an amount equal to the tax-effected net present value discounted at 10% of proved oil and gas reserves plus the lower of cost or estimated fair market value of unevaluated properties. To the extent Fortune's unamortized cost of oil and gas properties exceeded the ceiling amount, a provision for additional depreciation, depletion and amortization would be required as an impairment reserve. During 1998 and 1997, Fortune recorded $1.0 million and $3.7 million of impairments to oil and gas properties, respectively. See note 2 regarding the 1997 impairments.

      Office and other property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated future service life of the property and equipment.

INCOME TAXES

      Fortune utilizes the asset and liability method for recognizing deferred tax assets and liabilities. Deferred taxes are recognized for future tax consequences attributable to (1) differences between financial statement basis of assets and liabilities and their respective tax bases and (2) tax net operating loss and tax credit carryforwards. The effect on deferred taxes of a change in tax rates is recognized in income in the period the change occurs.

DEBT ISSUANCE COSTS

      The cost of issuing Fortune's convertible debt is being amortized over the period that such debt is not convertible, which ends April 30, 1999.

STOCK OPTION PLANS

      Prior to January 1, 1996, Fortune accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO Employees. As such, compensation expense would be recorded only if the market price of the underlying stock exceeded the exercise price on the date of grant. On January 1, 1996, Fortune adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS No. 123 permits entities to either: 1) recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant or 2) continue to apply the provisions of APB Opinion No. 25. Entities who continue to apply APB Opinion No. 25 must provide pro forma net income and pro forma earnings per share disclosures to employee stock option grants made after 1994 as if the fair-value-based method defined in SFAS No. 123 had been applied. Fortune has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

COMPUTATION OF NET LOSS PER SHARE

      Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Since the issuance or conversion of additional securities would have an anti-dilutive effect, diluted loss per share is the same as basic loss per share.

(2)   RESTRICTED CASH AND ZYDECO VENTURE

      Under the terms of Fortune's exploration venture agreement with Zydeco Exploration, Inc., Fortune contributed $4.8 million in cash to the Zydeco venture during 1995 for payment of certain prior and future lease and seismic costs incurred by the venture. Fortune's contribution entitled it to a 50% working interest in all projects generated within the venture's area of operations. Prior to June 1997, the remaining unspent contribution had been recorded as restricted cash on Fortune's balance sheet. On June 4, 1997, Fortune exercised its right under the exploration agreement with Zydeco to have all unspent capital contributions returned to Fortune. The balance of unspent funds of $2,154,000 was returned to Fortune in June 1997. Fortune is relieved of any obligation to pay future costs associated with the projects; however, Fortune's 50% working interest in each project which has not already been farmed out is subject to a proportionate reduction if Zydeco expends additional funds on such project.

      In connection with requesting the return of unspent venture funds, Fortune reviewed for impairment its $4.3 million remaining unevaluated investment in the Zydeco exploration venture properties. The $4.3 million investment included the value of the Fortune common stock that was issued in 1995 to acquire its interest in the exploration venture as well as the funds that Fortune has spent for leases and seismic in the exploration venture. As a result of this impairment review, Fortune transferred all of its investment in the Zydeco exploration venture projects to the evaluated property account during 1997. Consequently, Fortune recorded impairments to oil and gas properties during 1997 of $3.7 million.

(3) SALE OF EAST BAYOU SORREL

      On March 31, 1998, Fortune sold its interest in the East Bayou Sorrel field, Iberville Parish, Louisiana to National Energy Group, Inc. for cash in the amount of $4,695,000. The properties sold consisted of Fortune's interest in the Schwing #1 and #2 wells and all of the associated leases, facilities and interests.

      Fortune's interest in the two productive wells at East Bayou Sorrel were pledged to secure the credit facility with Credit Lyonnais. The total balance outstanding under the credit facility prior to this sale was $550,000. Concurrently with closing the sale, Fortune paid down all but $10,000 of the outstanding balance of the credit facility.

      The Schwing #1 and #2 wells began producing in January 1997 and June 1997, respectively. Although both wells were shut-in from March 13, 1998 through the date of the sale to repair production facilities, they accounted for a significant portion of Fortune's oil and gas revenues during 1997 and proved reserves as of December 31, 1997. A third well in the field, the Schwing #3, which was spudded October 9, 1997, was temporarily plugged and abandoned on March 5, 1998. During 1997 and 1998, Fortune incurred approximately $1 million to drill and attempt completion of this well as a result of difficult drilling conditions and mechanical problems. Selected unaudited financial information attributable to Fortune's interest in the East Bayou Sorrel field as reported in its 1997 and 1998 financial results is as follows:

                                            Year Ended December 31,
                                            -----------------------
                                               1998          1997
                                            ----------    ----------
      Production Oil (Bbls)                     12,000        55,000
      Gas (Mcf)                                 18,000        78,000

      Oil and gas revenues                  $  231,000    $1,241,000
      Production and operating expense          60,000       205,000
      Provision for depletion, depreciation
       and amortization                         54,000       430,000

                                             As of December 31, 1997
                                            ------------------------
      Estimated net reserve quantities
       of total proved reserves
         Oil (Bbls)                                  152,000
         Gas (Mcf)                                   204,000


    This represents 32% and 30% of Fortune's 1997 oil and gas revenues and production and 23% of proved reserves as of December 31, 1997. Consequently, Fortune's revenues and cash flow from operations have decreased significantly since the sale.

    Under the full cost method of accounting, dispositions of oil and gas properties are recorded as adjustments to capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capitalized costs and proved reserves. A significant alteration would not ordinarily be expected to occur for sales involving less than 25% of the reserve quantities in a given cost center. Because the sale of East Bayou Sorrel represents less than 25% of Fortune's reserve quantities, the entire proceeds of $4,695,000 was credited to capitalized oil and gas properties as of March 31, 1998. Subsequent to charging these proceeds against capitalized oil and gas property costs, Fortune recorded impairments to oil and gas properties. Consequently, if Fortune had reported a gain on the sale of this property, it would have been completely offset by additional impairments to oil and gas properties.

(4) OIL AND GAS PROPERTIES AND OPERATIONS

      Capitalized costs relating to oil and gas producing activities and related accumulated depletion, depreciation and amortization at December 31, 1998, 1997 and 1996 were as follows:


                                                      1998          1997          1996
                                                   -----------  ------------  ------------
      Capitalized costs of oil and gas properties  $26,800,000  $ 27,822,000  $ 23,079,000
      Less accumulated depletion,
        depreciation and amortization              (20,422,000)  (18,137,000)  (12,308,000)
                                                   -----------  ------------  ------------
                                                   $ 6,378,000  $  9,685,000  $ 10,771,000
                                                   ===========  ============  ============


      The unproved properties portion of capitalized costs was $2.6 million, $3.2 million, and $4.9 million in 1998, 1997 and 1996, respectively.

      Costs incurred in oil and gas producing activities were as follows:

                                                 1998        1997       1996
                                              ----------  ----------  ----------
     Property acquisition
       Unproved............................   $  437,000  $  333,000  $   77,000
       Proved..............................            -     368,000           -
     Exploration...........................    2,558,000   2,285,000   2,317,000
     Development...........................      678,000   1,960,000     838,000
                                              ----------  ----------  ----------
                                              $3,673,000  $4,946,000  $3,232,000
                                              ==========  ==========  ==========

      The results of operations from oil and gas producing activities for the years ended December 31, 1998, 1997 and 1996, are as follows:

                                                                   1998          1997           1996
                                                              ------------   ------------   ------------
      Revenues from oil and gas producing activities:
         Sales to unaffiliated parties......................  $  1,881,000   $  3,851,000   $  3,825,000
                                                              ------------   ------------   ------------
      Expenses -
      Production and operating..............................       595,000      1,094,000      1,172,000
      Depreciation, depletion and amortization..............     1,325,000      2,179,000      1,576,000
      Impairments to oil and gas properties.................       960,000      3,650,000              -
                                                              ------------   ------------   ------------

      Total expenses........................................     2,880,000      6,923,000      2,748,000
                                                              ------------   ------------   ------------

      Pretax income (loss) from producing activities........      (999,000)    (3,072,000)     1,077,000
      Income tax expense....................................             -              -              -
                                                              ------------   ------------   ------------
      Results of oil and gas producing activities
        (excluding corporate overhead and interest costs)...   $  (999,000) $  (3,072,000)  $  1,077,000


(5)   LONG-TERM DEBT

      A summary of long-term debt follows:


                                                                            December 31,
                                                                   ----------------------------
                                                                       1998           1997
                                                                   ------------    ------------
      Convertible Subordinated Notes due December 31, 2007.......  $  3,225,000    $  3,225,000
      Credit Lyonnais credit facility due July 11, 1999,
       including interest at 1.25% over the bank's base rate.....        10,000         550,000
                                                                   ------------    ------------
      Total long-term debt.......................................     3,235,000       3,775,000
      Less current installments..................................       (10,000)              -
                                                                   ------------    ------------
      Long-term debt, excluding current installments.............  $  3,225,000    $  3,775,000
                                                                   ============    ============


      During November and December of 1997, Fortune closed a private placement of 12% Convertible Subordinated Notes due December 31, 2007. An aggregate of $3,225,000 principal amount of notes was sold, and Fortune received $2,815,000 of proceeds, net of offering expenses and commissions.


      The notes are convertible into Fortune's common stock at a conversion price of $3.00 per share, subject to adjustment. The notes are convertible by the holders after May 1, 1999, subject to a one-time option by the holders to convert at a lower conversion price prior to that date in the event that Fortune sells shares of its common stock at a price below the conversion price. The notes are redeemable by Fortune after May 1, 1999, at a premium that reduces monthly from 10% to zero over an 18-month period. Any such premium on redemption is waived in the event that Fortune's common stock price averages at least $4.50 per share for 30 consecutive trading days. The holders of the notes will be entitled to receive additional shares upon conversion in the event that Fortune's common stock price averages less than the conversion price for a certain period prior to May 1, 1999. If the conversion price were based on the closing price of the stock on March 12, 1999, approximately 9.8 million additional shares would be issuable upon conversion of the notes. At the time the notes were issued, Fortune determined the value of the potential adjustments to the conversion price to be immaterial. The notes are subordinate to all of Fortune's secured debt, including the credit facility with Credit Lyonnais. The notes bear interest at a rate of 12% per year, payable quarterly. The costs incurred to issue the notes is being amortized as additional interest expense over the 18-month period ending May 1, 1999, the first date that the notes are convertible. As a result of this amortization of issuance costs, the effective interest rate of the notes over this 18-month period is 21.2%. If the notes were held to maturity, the effective interest rate over the life of the notes would be 13.4%.

      A portion of the net proceeds of the notes placement was used to refinance existing debt. On December 5, 1997, Fortune redeemed the remaining outstanding balance of $1,028,000 of Fortune's debentures due December 31, 1997. In addition, $315,000 of net proceeds was used to reduce the borrowings under Fortune's credit facility with Credit Lyonnais.

      As discussed in the proceeding paragraph, the remaining balance on the 10 1/2% Convertible Subordinated Debentures was repaid on December 5, 1997. The debentures bore an effective interest rate of 12.13% and were convertible into shares of Fortune's common stock at a conversion price of $6.32 per share. On February 26, 1997, Fortune closed an exchange offer for these debentures which resulted in $697,000, or $680,000 net of discount, principal amount of debentures being converted to 218,858 shares of common stock. Fortune also issued 174,250 common stock warrants to the debentureholders who exchanged their debentures. The common stock warrants are exercisable for a period of three years, one-half at $4.00 per share and one-half at $5.00 per share. Furthermore, Fortune recorded a non-cash debt conversion expense of $316,000 during the first quarter of 1997. The $316,000 non-cash expense is the difference between the fair market value of all of the common stock and common stock warrants issued in the exchange offer and the fair market value of the lower number of common stock shares that could have been issued upon the conversion of the debentures under their original terms. For purposes of calculating the non-cash debt conversion expense, Fortune valued the 218,858 shares of common stock issued in connection with the exchange offer at $547,502. This value is based on the closing price of the common stock on the American Stock Exchange on February 26, 1997 of $2.625 per share. Fortune estimated the value of the common stock warrants issued to the debentureholders at $8,713, or $0.05 per warrant.

      On July 11, 1997, Fortune refinanced its bank debt by entering into a $20 million credit facility with Credit Lyonnais New York Branch. The credit facility is due July 11, 1999, extendable for one year upon mutual consent. On March 31, 1998, Fortune repaid all but $10,000 of the outstanding balance of the credit facility with a portion of the proceeds from the sale of East Bayou Sorrel. Prior to Fortune's sale of the East Bayou Sorrel field, Fortune's borrowing base was $2 million. The bank has not completed its redetermination of the borrowing base subsequent to this sale; consequently, Fortune does not know how much, if any, is currently available for borrowing under this credit facility. Under the credit facility, once the borrowing base is redetermined, Fortune may borrow up to a pre-determined borrowing base, for acquisitions and development projects approved by Credit Lyonnais at either 1.25% above Credit Lyonnais' base rate or 4% above LIBOR. The credit facility is secured by a mortgage on all of Fortune's proved oil and gas properties. Fortune is also required to pay a commitment fee of 0.5% on the unused portion of the borrowing base. At December 31, 1998, the interest rate on this credit facility was 9%.


      Primarily as a result of the lower revenues in 1998 because of lower oil and gas prices and the sale of East Bayou Sorrel, Fortune was unable to meet the 3 to 1 coverage ratio of cash flow to fixed-charges which is required by the credit facility for the twelve-month period ended December 31, 1998. Fortune received a waiver of this covenant from the bank for the period ended December 31, 1998. Fortune will need waivers of this debt covenant in future periods until operating cash flow increases significantly.

      The $10,000 balance on this credit facility matures in 1999.

(6)   INCOME TAXES

      No provision for income taxes was required for the years ended December 31, 1998, 1997 and 1996. Deferred taxes consist of the following:

                                                           1998         1997
                                                        ----------    ----------
      Deferred tax assets:
      Net operating loss carryforwards................. $4,539,000    $4,990,000
      Difference in basis of oil and gas properties....  3,267,000     1,517,000
                                                        ----------    ----------
                                                         7,806,000     6,507,000
      Less valuation allowance (100%)..................  7,806,000     6,507,000
                                                        ----------    ----------
      Net deferred taxes............................... $        -    $        -
                                                        ==========    ==========

      At December 31, 1998, Fortune estimates it had cumulative net operating loss carryforwards for federal income tax purposes of approximately $13.3 million which, subject to significant restrictions under I.R.C. 382, is available to offset future federal taxable income, if any. The net operating losses expire from 2002 through 2013. Fortune also has available IRC Section 29 Tax Credits that may be used to reduce or eliminate federal income tax through the year 2001. Fortune is uncertain as to the recoverability of the above deferred tax assets and has therefore applied a 100% valuation allowance.

(7)   STOCK OFFERINGS

      In December 1996, Fortune received $1.1 million of net proceeds for the sale of 412,000 shares of common stock at a price of $3.00 per share in a private placement. In addition, Fortune issued to the acquiring shareholders one common stock warrant for every two common stock shares acquired. The 206,000 warrants were exercisable for a period of two years at a price of $3.50 per share. 137,500 of these warrants expired in December 1998 and the remaining 68,500 were extended for one year at an exercise price of $3.625 per warrant.


(8)   COMMITMENTS AND CONTINGENCIES

      Fortune has an employment agreement with its President and Chief Executive Officer that provides for an annual salary of $168,000 through the later of May 31, 2000, or six months following notice of non-renewal. The agreement provides that if employment is terminated for any reason other than cause, death or disability within two years following a change in control, the CEO is entitled to receive a lump-sum payment of two year's compensation and all shares of common stock subject to stock options then held by him without payment of the exercise price. The agreement also provides for two years of consulting services upon the completion of the primary term of his contract at 40% of the last compensation thereunder. The agreement further provides for additional compensation, in an amount not to exceed his annual salary, based upon certain increases in the value of Fortune's common stock.

      Fortune leases office space under a non-cancelable operating lease. Rental expense under the office lease for the years ended December 31, 1998, 1997 and 1996 was $89,000, $86,000 and $75,000, respectively.

      Minimum future lease payments under the non-cancelable operating leases are as follows:

            Year ending December 31,

                  1999...................... $ 95,000
                  2000......................   95,000
                  2001......................   40,000
                                             --------
                                             $230,000
                                             ========

      On March 26, 1996, Fortune was served with a lawsuit which had been filed in the Federal District Court in Delaware by one of the purchasers of Fortune common stock in an offering in December 1995 under Regulation S of the Securities Act. Under the terms of the agreement pursuant to which the plaintiff acquired his shares, he was entitled to receive additional shares of Fortune stock if the market price fell below a stated level during a specified period following the 40-day holding period prescribed by Regulation S. Fortune contested this action, believing that the plaintiff either participated in a scheme to unlawfully manipulate the market price of the common stock or benefited from such manipulation by others. On February 3, 1997, the plaintiff voluntarily dismissed the complaint without prejudice, and the court ordered the return to Fortune of shares of common stock that Fortune had voluntarily placed in escrow. Management does not anticipate that the action will be refiled.

      On April 16, 1996, Fortune was advised that two other buyers in the same offering had filed similar suits in Federal District Court in New York. Fortune responded to the suits, admitting that the stock price declined but alleged that suspicious trading activity in Fortune stock occurred immediately prior to and during the time period in which the additional-share allocation was computed. Fortune believes that it has discovered evidence of active market manipulation in the common stock by these plaintiffs. Accordingly, it has commenced a countersuit for damages suffered by Fortune and its shareholders as a result of these acts and has also received leave of court to add third-party defendants whose actions furthered this market manipulation. Fortune intends to vigorously defend plaintiffs' actions and prosecute its own counterclaims. Discovery has been stayed pending a ruling by the court on a motion filed by one of these third-party defendants.

(9)   RELATED PARTY TRANSACTIONS

      The convertible subordinated notes discussed in note 5 were sold under a placement agreement with J. Robbins Securities, L.L.C., the placement agent. The placement agent received a ten percent sales commission, a three percent non-accountable expense allowance, and warrants to purchase 89,583 shares of common stock. The warrants are exercisable over a five-year period at $3.60 per share. Barry W. Blank, a beneficial owner of more than five percent of Fortune's common stock, was managing director for the placement agent at the time of the offering and marketed substantially the entire private placement. As such, Mr. Blank earned approximately 50% of the fees and commissions paid to the Placement Agent for the notes sold by him and 20% of the warrants issued to the placement agent. A trust established by and, under certain circumstances, for the benefit of Mr. Blank acquired $500,000 of the notes. Mr. Blank's mother also acquired $50,000 of notes. Mr. Blank disclaims beneficial ownership of the notes purchased by his mother. Barry Feiner, a director of Fortune, acted as outside counsel for the placement agent in connection with the private placement and earned $32,250 in legal fees from the placement agent. Mr. Feiner's wife acquired $50,000 in notes for which Mr. Feiner disclaims beneficial ownership. Mr. Feiner recused himself from voting on all board of director matters associated with the private placement.

      As part of the relocation of its headquarters to Houston, Texas, Fortune provided Tyrone J. Fairbanks, its President and Chief Executive Officer, with an incentive relocation package to facilitate his move to Texas. The package consisted of a payment by Fortune of Mr. Fairbanks' moving expenses, a non-recourse, unsecured loan in the amount of $80,000 and a secured recourse loan in the amount of $70,000. The $80,000 loan bears interest at the rate of 6% per annum, with $20,000 of such loan forgiven in each of four consecutive years beginning in 1996. As of January 31, 1999, the entire amount of the loan has been forgiven. The $70,000 loan also bears interest at the rate of 6% per annum, payable interest only for two years, with $35,000 principal payments due on the second and third anniversaries of the loan. Mr. Fairbanks had repaid all but $5,000 of the $70,000 loan as of December 31, 1998. On December 4, 1998, Fortune granted an extension of the due date of the remaining loan balance to July 1, 1999.

      Until his employment by Fortune effective October 16, 1996, Mr. Dean W. Drulias was a stockholder of and a practicing attorney at the law firm of Burris, Drulias & Gartenberg, a professional corporation, which served as counsel to Fortune since its incorporation in May 1987. Mr. Drulias has served as a director since 1990 and as Secretary since July 1994. During 1996, his firm billed Fortune a total of $152,000 for legal fees and costs.

      On January 22, 1997, Fortune's board of directors appointed Daniel R. Shaughnessy as a director of Fortune. Mr. Shaughnessy is a petroleum geophysicist and geologist and is president and owner of Interpretation3, an integrated 3D geophysical interpretation company which does geological and geophysical consulting work for Fortune. During 1998, 1997 and 1996, Mr. Shaughnessy's firm billed Fortune a total of $421,000, $182,000 and $45,000, respectively, for geological and geophysical consulting.

      Petro-Guard Company, Inc., the operator at Espiritu Santo Bay, is owned by Dewey A. Stringer III. Mr. Stringer has been a director of Fortune since April 1998. As the operator of Espiritu Santo Bay, Petro-Guard bills Fortune and the other Espiritu Santo Bay partners their share of the monthly expenditures on the project. As such, Petro-Guard billed Fortune $1,042,000 of Espiritu Santo Bay exploration expenditures in 1998.

      As compensation to outside directors, Fortune pays directors' fees of $2,500 per quarter. Inside directors do not receive such compensation.

(10)  STOCKHOLDERS' EQUITY

      On September 30, 1997 Fortune completed an odd-lot shareholder stock buy back wherein Fortune offered to buy for $3.00 per share the common stock owned by shareholders who held fewer than 100 shares of Fortune's common stock. Fortune initiated the odd-lot buy back to reduce the cost of administering odd-lot shareholders. As a result, 9,769 shares of Fortune's common stock were acquired as treasury stock. The treasury stock was cancelled in 1998.

      Fortune has two stock option plans only one of which, the 1998 plan, has options available for grant. The plans cover all officers, directors and employees of Fortune. The board of directors grants awards upon recommendations of its compensation committee. There is no performance formula or measure. Options granted under the plans must be exercised within five years of the date of grant or they are forfeited.

      Fortune follows the intrinsic value method for stock option grants. In October 1995, the FASB issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation." Fortune has not adopted the fair value method for stock-based compensation plans, which is an optional provision of FAS 123. Accordingly, no compensation expense has been recognized for its stock based compensation plans. Had compensation cost for Fortune's stock option plans been determined based upon the methodology prescribed under FAS 123, the impact on Fortune's reported net loss and loss per share would have been:

                                               Year ended December 31,
                                               -----------------------
                                                1998     1997     1996
                                               -----    -----    -----
      Impact on net loss:
        Increase in net loss (millions)        $ 0.5    $ 0.6    $ 0.5
        Increase in net loss per share         $0.04    $0.05    $0.05


      The fair value on the date of grant of the options granted during 1998 is estimated as $0.68 per common stock option using the Black-Scholes option-pricing model. Fortune used the following assumptions to calculate the fair value of options granted and the impact on its net loss and net loss per share based upon the methodology prescribed under FAS 123:

                                              Year ended December 31,
                                               -----------------------
                                                1998     1997    1996
                                               -----    -----    -----
      Assumptions:
        Dividend yield                             0%       0%      0%
        Volatility                                65%      65%     65%
        Risk-free interest rate                  5.7%     6.3%   6.14%
        Forfeiture rate                            5%       5%      5%
        Expected life (years)                    2.5      2.5     2.5

      Common stock option transactions were:

                                                                Weighted Average
                                               Number of         Exercise Price
                                          Options Exercisable      of Options
                                          -------------------   ----------------
      Balance, December 31, 1995.......         492,269               $2.75
      Granted..........................         505,000                3.07
      Exercised........................         (46,150)               2.47
      Forfeited........................         (16,410)               2.75
                                              ---------               -----
      Balance, December 31, 1996.......         934,709                2.93
      Granted..........................         595,000                2.80
      Exercised........................          (6,400)               2.75
      Forfeited........................         (20,411)               2.74
                                              ---------               -----
      Balance, December 31, 1997.......       1,502,898                2.96
      Granted..........................         757,500                1.57
      Exercised........................          (1,200)               1.56
      Forfeited........................        (115,975)               2.96
                                              ---------               -----
      Balance, December 31, 1998.......       2,143,223               $2.47
                                              =========               =====

      The above table includes 80,000 common stock warrants which were issued to employees in 1995 and 1996 in lieu of common stock options.

      All options are immediately exercisable upon grant. At December 31, 1998, Fortune had 1,213,467 common stock options available for grant during 1999 under the 1998 Stock Option Plan.

      The following table summarizes information concerning currently outstanding and exercisable options and warrants issued in lieu of options:

                         Options Outstanding and Exercisable
                      ----------------------------------------
                                      Weighted
                                       Average       Weighted
       Range of                       Remaining       Average
       Exercise         Number       Contractual     Exercise
         Price        Outstanding        Life         Price
    --------------    -----------    -----------    ---------
    $1.50 to $3.25    2,143,223       2.6 years        $2.47


      At December 31, 1998 Fortune's outstanding common stock purchase warrants consisted of (b):


         Number of Warrants     Exercise Price     Expiration Date
         ------------------     --------------     ---------------
             100,000               $    3.50           3/31/99
              50,000               $    4.00           5/19/99
              75,000               $    2.82           8/29/99
           1,779,713 (a)           $    2.61           9/28/99
              87,125               $    4.00           12/2/99
              87,125               $    5.00           12/2/99
              31,000               $    3.63           12/3/99
              37,500               $    3.63           12/5/99
              35,000               $    2.75           1/06/00
              27,600               $    3.19           2/25/00
             685,000               $    4.75           5/12/00
             400,000               $    2.40           6/25/00
             100,000               $    4.75           8/01/00
              60,000               $    3.63           9/06/00
              80,000               $    1.03           8/21/01
              20,000               $    2.44           8/29/01
              10,000               $    2.44           9/06/01
              17,917               $    3.60          11/30/02
           ---------
           3,682,980
           =========

-------------
(a) Warrants permit the holders to purchase 2,558,337 total shares of common stock.
(b) Table excludes warrants that have been issued to employees in lieu of stock options.

      On April 15, 1998, Fortune closed a voluntary offer to exchange its 1,917,000 publicly traded common stock warrants and 63,000 private warrants for new private warrants. These old warrants would have expired September 28, 1998. 1,779,713 old warrants were tendered and accepted by Fortune, representing 93% of the outstanding public warrants. An additional 3,000 public warrants were exercised by warrantholders during the exchange offer period. The new private warrants which expire September 28, 1999 will not be listed for trading, are restricted from transfer and do not contain the same anti-dilution provisions as the public warrants. Otherwise, the new private warrants are similar to the old warrants. Fortune did not receive any proceeds as a result of this exchange offer, but incurred $59,000 of offering expense that was charged to stockholders' equity in 1998. The old warrants that were not exchanged expired on September 28, 1998.

      In May 1998, Fortune repurchased 515,000 of its then outstanding private common stock warrants for $0.10 per warrant. The warrants were exercisable at $4.75 per share and would have expired April 2000. The purchase price was charged to stockholders' equity.

(11)  MAJOR CUSTOMERS AND PRODUCTION CONCENTRATION

      Fortune routinely sells over 10% of its oil and gas revenues to single customers. The following table shows the percentage of oil and gas revenues to each customer who exceeded 10% of total such revenues during 1998, 1997 and 1996:

                                                    1998    1997    1996
                                                    ----    ----    ----

      Largest customer                               29%     27%     34%
      Next largest customer                          14%     25%     16%
      Next largest customer                          11%     11%     14%
      Next largest customer                          10%             12%
                                                    ----    ----    ----
      Total sold to all customers who exceed 10%     64%     63%     76%
                                                    ====    ====    ====

      Approximately 40% of Fortune's oil and gas revenues, cash flow, and proved oil and gas reserves are currently accounted for by a single well at South Timbalier Block 76. This well was shut-in for repairs for one month in 1997 and for over two months during 1996 as the result of mechanical failures. A significant curtailment or loss of production for a prolonged period before we could replace the reserves through new discoveries or acquisitions would have a material adverse effect on our projected operating results and financial condition.

(12)  FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying value of cash and cash equivalents, accounts receivable, accounts payable, debt and other financial assets and liabilities approximate their fair value.

(13)  RETIREMENT PLAN

      During 1996, Fortune adopted the Fortune Natural Resources Corporation 401(k) Profit Sharing Plan for its eligible employees. Under the plan, eligible employees are permitted to make salary deferrals of up to 15% of their annual compensation, subject to Internal Revenue Service limitations. Salary deferrals will be matched 50% by Fortune, subject to IRS limitations, and are 100% vested after two years of service with the company. Salary deferrals are 100% vested at all times. Fortune makes its matching contribution in shares of Fortune common stock. Fortune does not make profit sharing contributions to the plan. For the 1998, 1997 and 1996 plan years, Fortune's matching contribution liability was $24,000, $24,000 and $14,000, respectively.

(14)  UNAUDITED OIL AND GAS PRODUCINGACTIVITIES AND OIL AND GAS COST INFORMATION

      All of Fortune's reserves are located within the United States. Proved reserves represent estimated quantities of oil and gas which geological and engineering data demonstrate to be reasonably certain to be recoverable in the future from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells using existing equipment and operating methods.

      For the years ended December 31, 1998, 1997 and 1996, the oil and gas reserve estimates were determined by Huddleston & Co., Inc., Houston, Texas independent petroleum engineers, in accordance with guidelines established by the Securities and Exchange Commission. Such estimates are subject to numerous uncertainties inherent in the estimation of proved reserves and in the projection of future production, prices and costs. The future cash inflow, as reflected in the "Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves", determined from such reserve data are estimates only. They should not be construed to be the current market values of Fortune's oil and gas reserves or the costs that would be incurred to obtain equivalent reserves.

CHANGES IN ESTIMATED RESERVE QUANTITIES

      Fortune's net interests in estimated quantities of proved developed and undeveloped reserves of oil and gas at December 31, 1998, 1997, and 1996, and changes in such quantities during the years then ended were as follows:

                                                     Oil (MBbls)
                                              --------------------------
                                               1998      1997      1996
                                              ------    ------    ------
      BEGINNING OF PERIOD.................       257       249       347

        Revisions of previous estimates...        16        (1)        6
        Extensions and discoveries........        15        88       106
        Production........................       (42)      (87)      (57)
        Purchase of minerals in place.....         -        13         -
        Sales of minerals in place........      (140)       (5)     (153)
                                              ------    ------    ------
      END OF PERIOD.......................       106       257       249
                                              ======    ======    ======
        Proved developed reserves
         Beginning of period..............       198       160       324
                                              ======    ======    ======

         End of period....................        47       198       160
                                              ======    ======    ======


                                                      Gas (Mmcf)
                                              --------------------------
                                               1998      1997      1996
                                              ------    ------    ------
      BEGINNING OF PERIOD.................     3,217     3,481     5,938
        Revisions of previous estimates...       306       431      (753)
        Extensions and discoveries........       354       187        85
        Production........................      (609)     (821)   (1,038)
        Purchase of minerals in place.....         -        11         -
        Sales of minerals in place........      (186)      (72)     (751)
                                              ------    ------    ------

      END OF PERIOD.......................     3,082     3,217     3,481
                                              ======    ======    ======

        Proved developed reserves
          Beginning of period.............     1,548     1,749     4,686
                                              ======    ======    ======

          End of period ..................     1,413     1,548     1,749
                                              ======    ======    ======

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

      The following information has been developed utilizing procedures prescribed by Statement of Financial Accounting Standards No. 69 "Disclosures about Oil and Gas Producing Activities" and based on oil and gas reserve and production volumes determined by Fortune's reserve engineers. It may be useful for certain comparative purposes, but should not be solely relied upon in evaluating Fortune or its performance. Further, information contained in the following table should not be considered as representative of realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of Fortune.

      Fortune believes that the following factors should be taken into account in reviewing this information:

o future costs and selling prices will probably differ from those required to be used in these calculations;

o due to future market conditions and governmental regulations, actual rates of production in future years may vary significantly from the rate of production assumed in the calculations;

o selection of a 10% discount rate is arbitrary and may not be reasonable as a measure of the relative risk inherent in realizing future net oil and gas revenues; and

o     future net revenues may be subject to different rates of income taxation.

      Under the standardized measure, future cash inflows were estimated by applying period-end oil and gas prices adjusted for fixed and determinable escalations to the estimated future production of period-end proved reserves. Future cash inflows were reduced by estimated future development, abandonment and production costs based on period-end costs in order to arrive at net cash flow before tax. Future income tax expense has been computed by applying period-end statutory tax rates to aggregate future pre-tax net cash flows, reduced by the tax basis of the properties involved and tax carryforwards. SFAS No. 69 requires use of a 10% discount rate.

      Management does not rely solely upon the following information in making investment and operating decisions. Such decisions are based upon a wide range of factors, including estimates of probable as well as proved reserves and varying price and cost assumptions considered more representative of a range of possible economic conditions that may be anticipated.

      The standardized measure of discounted future net cash flows relating to proved oil and gas reserves is as follows:

                                                 1998        1997        1996
                                               --------    --------    --------
                                                        (in thousands)
      Future cash inflows..................... $  8,709    $ 12,717    $ 19,751
      Future costs:
         Production...........................   (2,807)     (3,346)     (4,026)
         Development..........................     (917)       (961)     (1,613)
                                               --------    --------    --------

      Future net inflows before income taxes..    4,985       8,410      14,112
      Future income taxes.....................        -           -           -
                                               --------    --------    --------
      Future net cash flows...................    4,985       8,410      14,112
      10% discount factor.....................   (1,458)     (1,907)     (3,292)
                                               --------    --------    --------
      Standardized measure of
        discounted net cash flows............. $  3,527    $  6,503    $ 10,820
                                               ========    ========    ========

      The average prices received by Fortune at year end 1998, 1997 and 1996 and used in determining year end proved reserves were as follows:

                                          1998      1997      1996
                                          ------    ------    ------

           Oil - $/Bbl                    $ 9.85    $16.90    $22.79
           Gas - $/Mcf                    $ 2.25    $ 2.60    $ 4.04

      As of March 4, 1999, Fortune was receiving an average of approximately $1.70 per Mcf for its gas production and $11.00 per Bbl for its oil production. The current gas prices represent a decline from December 1998 prices.

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS FROM PROVEN RESERVE QUANTITIES

      A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil and gas reserves is as follows:


                                                               1998        1997        1996
                                                             --------    --------    --------
                                                                      (in thousands)
      Standardized Measure:
      Beginning of period..................................  $  6,503    $ 10,820    $  8,942
      Increases (decreases):
      Sales and transfers, net of production costs.........    (1,286)     (2,757)     (2,653)
      Extensions and discoveries...........................       541       1,571       1,532
      Net change in sales and transfer prices,
        net of production costs............................      (964)     (4,643)      5,233
      Changes in estimated future development costs........         -         245        (332)
      Development costs incurred during the period.........         -         400           -
      Revisions of quantity estimates......................       418         630      (1,473)
      Accretion of discount................................       650       1,082         894
      Purchases of reserves in place.......................         -         191           -
      Sales of reserves in place...........................    (1,870)       (199)     (1,612)
      Changes in timing of production and other...........      (465)       (837)        289
                                                             --------    --------    --------
      Standardized Measure:
      End of period........................................  $  3,527    $  6,503    $ 10,820
                                                             ========    ========    ========

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Houston, State of Texas, on March 12, 1999.

                             FORTUNE NATURAL RESOURCES CORPORATION


                             By: /s/ Tyrone J. Fairbanks
                                 ----------------------------------
                                 Tyrone J. Fairbanks
                                 President, Chief Executive Officer
                                   and Director


                              By: /s/ J. Michael Urban
                                  ---------------------------------
                                  J. Michael Urban
                                  Vice President, Chief Financial
                                    Officer and Chief Accounting Officer


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates stated.


       Signature                        Title                         Date
       ---------                        -----                         ----


 /s/ Tyrone J. Fairbanks
------------------------------  President, Chief Executive
Tyrone J. Fairbanks               Officer and Director            March 12, 1999



 /s/ Dean W. Drulias            Executive Vice President,
------------------------------    General Counsel, Corporate
Dean W. Drulias                   Secretary and Director          March 12, 1999



 /s/ Graham S. Folsom
------------------------------
Graham S. Folsom                Director                          March 12, 1999



/s/ Barry Feiner
------------------------------
Barry Feiner                    Director                          March 12, 1999



 /s/ Gary Gelman
------------------------------
Gary Gelman                     Director                          March 12, 1999



 /s/ D. R. Shaughnessy
------------------------------
D. R. Shaughnessy               Director                          March 12, 1999



/s/ Dewey A. Stringer, III
------------------------------
Dewey A. Stringer, III          Director                          March 12, 1999