Form 10-Q
period 1999-03-31
FORTUNE NATURAL RESOURCES CORP
filed 1999-05-13
CIK 38242

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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


                         12,196,811 as of April 30, 1999

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      FORTUNE NATURAL RESOURCES CORPORATION
                                 BALANCE SHEETS

                                     ASSETS
                                                        March 31,   December 31,
                                                          1999         1998
                                                       -----------  -----------
                                                       (Unaudited)   (Audited)
CURRENT ASSETS:
   Cash and cash equivalents ........................  $ 1,029,000  $ 1,452,000
   Accounts receivable ..............................      278,000      361,000
   Prepaid expenses .................................       60,000       74,000
                                                       -----------  -----------
      Total Current Assets ..........................    1,367,000    1,887,000
                                                       -----------  -----------

PROPERTY AND EQUIPMENT:
   Oil and gas properties, accounted for
     using the full cost method .....................   26,997,000   26,800,000
   Office and other .................................      384,000      384,000
                                                       -----------  -----------
                                                        27,381,000   27,184,000
   Less--accumulated depletion, depreciation
     and amortization................................  (20,938,000) (20,728,000)
                                                       -----------  -----------
                                                         6,443,000    6,456,000
                                                       -----------  -----------
OTHER ASSETS:
   Deposits and other ...............................       51,000       51,000
   Debt issuance costs (net of accumulated
     amortization of $420,000 and $347,000 at March
     31, 1999 and December 31, 1998, respectively)          25,000       98,000
                                                       -----------  -----------
                                                            76,000      149,000
                                                       -----------  -----------
TOTAL ASSETS ........................................  $ 7,886,000  $ 8,492,000
                                                       ===========  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        March 31,   December 31,
                                                          1999         1998
                                                       -----------  -----------
CURRENT LIABILITIES:
   Current portion of long-term debt.................  $    10,000  $    10,000
   Accounts payable..................................       73,000       93,000
   Accrued expenses..................................      194,000      351,000
   Royalties and working interests payable...........       45,000       12,000
   Accrued interest..................................       97,000       97,000
                                                       -----------  -----------
      Total Current Liabilities......................      419,000      563,000
                                                       -----------  -----------

LONG-TERM DEBT.......................................    3,225,000    3,225,000
                                                       -----------  -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value:
      Authorized--2,000,000 shares
      Issued and outstanding--None...................            -            -
   Common stock, $.01 par value :
      Authorized--40,000,000 shares
      Issued and outstanding 12,156,812 and
        12,134,675 at March 31, 1999 and
        December 31, 1998, respectively..............      122,000      121,000
   Capital in excess of par value....................   30,261,000   30,171,000
   Accumulated deficit...............................  (26,141,000) (25,588,000)
                                                       -----------  -----------
NET STOCKHOLDERS' EQUITY.............................    4,242,000    4,704,000
                                                       -----------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........  $ 7,886,000  $ 8,492,000
                                                       ===========  ===========

                 See accompanying notes to financial statements.


                      FORTUNE NATURAL RESOURCES CORPORATION
                            STATEMENTS OF OPERATIONS


                                                     For the Three Months Ended
                                                      ------------------------
                                                       March 31,    March 31,
                                                         1999          1998
                                                      ----------    ----------
                                                             (Unaudited)
REVENUES
   Sales of oil and gas, net of royalties...........  $  255,000    $  706,000
   Other income.....................................      15,000        17,000
                                                      ----------    ----------
                                                         270,000       723,000
COSTS AND EXPENSES
   Production and operating.........................      90,000       227,000
   Provision for depletion, depreciation
     and amortization...............................     210,000       570,000
   General and administrative.......................     291,000       459,000
   Note restructuring cost..........................      61,000             -
   Interest paid in cash............................      97,000       110,000
   Interest - amortization of deferred
     financing cost.................................      74,000        96,000
                                                      ----------    ----------
                                                         823,000     1,462,000
                                                      ----------    ----------
LOSS BEFORE PROVISION FOR INCOME TAXES..............    (553,000)     (739,000)
PROVISION FOR INCOME TAXES..........................           -             -
                                                      ----------    ----------
NET LOSS............................................  $ (553,000)   $ (739,000)
                                                      ==========    ==========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING.........................  12,138,000    12,122,000
                                                      ==========    ==========

NET LOSS PER COMMON SHARE (BASIC AND DILUTED).......  $    (0.05)   $    (0.06)
                                                      ==========    ==========



                 See accompanying notes to financial statements.



                      FORTUNE NATURAL RESOURCES CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                    AND THE THREE MONTHS ENDED MARCH 31, 1999



                                                              Capital in                              Stock-
                                         Common Stock         Excess of    Treasury   Accumulated     holders'
                                       Shares      Amount     Par Value      Stock      Deficit       Equity
                                     ----------   --------   -----------   --------   ------------  -----------

BALANCE, December 31, 1997.........  12,118,982   $121,000   $30,283,000   $(38,000)  $(22,313,000) $ 8,053,000

Common stock issued for
  exercise of warrants.............       5,512          -        13,000          -              -       13,000
Common stock contributed to
  401(k) Plan......................      10,185          -        24,000          -              -       24,000
Cancellation of treasury stock.....           -          -       (38,000)    38,000              -            -
Voluntary exchange of public
  warrants for private warrants....           -          -       (59,000)         -              -      (59,000)
Repurchase of outstanding
  private warrants.................           -          -       (52,000)         -              -      (52,000)
Common stock returned to treasury..          (4)         -             -          -              -            -
Net loss...........................           -          -             -          -     (3,275,000)  (3,275,000)
                                     ----------   --------   -----------   --------   ------------  -----------
BALANCE, December 31, 1998.........  12,134,675   $121,000   $30,171,000   $      -    (25,588,000) $ 4,704,000
                                     ==========   ========   ===========   ========   ============  ===========

Common stock contributed to
  401(k) Plan......................      22,137      1,000        29,000          -              -       30,000
Warrants issued for
  note restructuring...............           -          -        61,000          -              -       61,000
Net loss...........................           -          -             -          -       (553,000)    (553,000)
                                     ----------   --------   -----------   --------   ------------  -----------
BALANCE, March 31, 1999
  (Unaudited)......................  12,156,812   $122,000   $30,261,000   $      -   $(26,141,000) $ 4,242,000
                                     ==========   ========   ===========   ========   ============  ===========


                 See accompanying notes to financial statements.


                      FORTUNE NATURAL RESOURCES CORPORATION
                            STATEMENTS OF CASH FLOWS


                                                     For the Three Months Ended
                                                      -----------------------
                                                       March 31,    March 31,
                                                         1999         1998
                                                      ----------   ----------
                                                           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss.........................................  $ (553,000)  $ (739,000)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
      Depletion, depreciation and amortization......     210,000      570,000
      Non-cash compensation expense.................      20,000            -
      Amortization of deferred financing cost.......      74,000       96,000
      Note restructuring cost.......................      61,000            -
   Changes in assets and liabilities:
      Accounts receivable...........................      83,000      216,000
      Prepaids......................................      14,000            -
      Accounts payable and accrued expenses.........    (177,000)    (386,000)
      Royalties and working interest payable........      33,000      (12,000)
      Accrued interest..............................           -      (76,000)
      Other.........................................       9,000       23,000
                                                      ----------   ----------
   Net cash used in operating activities............    (226,000)    (308,000)
                                                      ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for oil and gas properties..........    (197,000)    (850,000)
   Proceeds from sale of properties and equipment...           -    4,695,000
   Expenditures for other property and
     equipment and other assets.....................           -       (3,000)
                                                      ----------   ----------
   Net cash provided by (used in)
     investing activities...........................    (197,000)   3,842,000
                                                      ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of long term debt......................           -     (540,000)
   Proceeds from issuance of common stock...........           -       11,000
                                                      ----------   ----------
   Net cash used in financing activities............           -     (529,000)
                                                      ----------   ----------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS..............................    (423,000)   3,005,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD......   1,452,000    1,667,000
                                                      ----------   ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD............  $1,029,000   $4,672,000
                                                      ==========   ==========

Supplemental information:
   Interest paid in cash............................  $   97,000   $  110,000
Non-cash transactions
   Common stock issued for 401(k) Plan contribution.      30,000       24,000



                 See accompanying notes to financial statements

                      FORTUNE NATURAL RESOURCES CORPORATION


                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999

(1) LINE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    AND PROCEDURES

    The condensed financial statements at March 31, 1999, and for the three months then ended included herein have been prepared by Fortune Natural Resources Corporation, without audit, pursuant to the Rules and Regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such Rules and Regulations. However, Fortune believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Fortune's latest annual report on Form 10-K. Certain reclassifications have been made to prior period amounts to conform to presentation in the current period. In Fortune's opinion, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position for the dates presented and the results of its operations and its cash flows for the periods presented. The results of the operations for these interim periods are not necessarily indicative of the results for the full year.

(2) LONG-TERM DEBT

    At March 31, 1999, a summary of long-term debt is as follows:


                                                     March 31,   December 31,
                                                       1999          1998
                                                   ------------  ------------
     Convertible Subordinated Notes
      due December 31, 2007.....................   $  3,225,000  $  3,225,000

     Credit Lyonnais credit facility
      due July 11, 1999,........................         10,000        10,000
                                                   ------------  ------------

     Total long-term debt.......................      3,235,000     3,235,000
     Less current installments..................        (10,000)      (10,000)
                                                   ------------  ------------
     Long-term debt, excluding
      current installments......................   $  3,225,000  $  3,225,000


    In March 1999, noteholders representing $2,295,000 principle amount of the Convertible Subordinated Notes agreed to amend the conversion price of their notes. As a result, the amended notes are convertible into Fortune's common stock at a conversion price of $0.75 per share, subject to adjustment for certain recapitalizations or dividends of Fortune. The remaining $930,000 principal amount of notes are convertible into Fortune's common stock at a conversion price of approximately $0.33 per share, subject to adjustment for certain recapitalizations or dividends of Fortune. As of May 1, 1999, all notes are convertible by the holders and/or redeemable by Fortune. The notes are redeemable by Fortune at a premium that reduces monthly from 10% to zero from May 1999 to November 2000. Any such premium on redemption is waived if Fortune's common stock price averages at least $4.50 per share for 30 consecutive trading days. The notes are subordinate to all of Fortune's secured debt, including the credit facility with Credit Lyonnais. The notes bear interest at a rate of 12% per year, payable quarterly. The costs incurred to issue the original notes is being amortized as additional interest expense over the 18-month period ended May 1, 1999, the first date that the notes were convertible. As a result of this amortization of issuance costs, the effective interest rate of the notes over this 18-month period was 21.2%. If the notes were held to maturity, the effective interest rate to maturity would be 13.4%.

    For agreeing to amend their conversion price, the amending noteholders received one three-year warrant, exercisable at $1 each, for each share into which each of their notes is now convertible. Fortune valued this warrant at $0.02 per warrant and expensed the value of all such warrants during the first quarter of 1999 as note restructuring cost.

    Fortune has in place a $20 million credit facility with Credit Lyonnais New York Branch. The Credit Lyonnais facility is due July 11, 1999, extendable for one year upon mutual consent. On March 31, 1998, Fortune repaid all but $10,000 of the outstanding balance of the credit facility with a portion of the proceeds from the sale of East Bayou Sorrel. (See note 6). Prior to its sale of the East Bayou Sorrel field, Fortune's borrowing base was $2 million. The bank has not completed its redetermination of the borrowing base subsequent to this sale; consequently Fortune does not know how much, if any, is currently available for borrowing under this credit facility. Once the borrowing base is redetermined, Fortune may borrow up to that amount for acquisitions and development projects approved by Credit Lyonnais at either 1.25% above Credit Lyonnais' base rate or 4% above LIBOR. The credit facility is secured by a mortgage on all of Fortune's existing proved oil and gas properties. Fortune is also required to pay a commitment fee of 0.5% on the unused portion, if any, of the borrowing base.

    Primarily as a result of the lower revenues after the sale of East Bayou Sorrel, Fortune was unable to meet the 3 to 1 coverage ratio of cash flow to fixed-charges which is required by the credit facility for the twelve-months period ended March 31, 1999. Fortune has received a waiver of this covenant from the bank for the period ended March 31, 1999.

    The $10,000 balance on the credit facility matures in 1999.

(3) INCOME TAX EXPENSE

    No provision for income taxes was required for the three months ended March 31, 1999.

    At March 31, 1999, Fortune estimates it had cumulative net operating loss carryforwards for federal income tax purposes of approximately $14 million which are significantly restricted under IRC Section 382. These carryforwards are available to offset future federal taxable income, if any, with various expirations through 2014. Fortune also has net operating loss carryforwards in certain states, including California, New Mexico and Texas, with various expiration dates and restrictions. Fortune is uncertain as to the recoverability of these deferred tax assets and has therefore applied a 100% valuation allowance.

    Fortune has available IRC Section 29 Tax Credits that may be used to reduce or eliminate any corporate taxable income in future years. It is uncertain at this time to what extent Fortune will be able to utilize these federal tax credits, as their utilization is dependent upon the amount, if any, of future federal income tax incurred, after application of the company's net operating loss carryforwards.

(4) LEGAL PROCEEDINGS

    There are no material pending legal proceedings involving any of Fortune's properties or which involve a claim for damages which exceed 10% of the company's current assets.

    On April 16, 1996, Fortune was served with two lawsuits which had been filed in the Federal District Court in New York by purchasers of Fortune common stock in an offering in December 1995 under Regulation S. Under the terms of the subscription agreement pursuant to which the plaintiffs acquired their shares, each was entitled to receive additional shares of Fortune common stock if the market price fell below a stated level during a specified period following the 40-day holding period prescribed by Regulation S. Fortune responded to the suits, admitting that the stock price declined but alleged that suspicious trading activity in Fortune stock occurred immediately prior to and during the time period in which the additional-share allocation was computed. Fortune believes that it has discovered evidence of active market manipulation in the common stock by these plaintiffs; accordingly, it has commenced a countersuit for damages suffered by Fortune and its shareholders as a result of these acts and has also added certain third-party defendants whose actions furthered this market manipulation. Fortune intends to continue to vigorously defend plaintiffs' actions and prosecute its own counterclaims. Discovery is proceeding on this matter and a trial date is expected to be set soon.

(5) COMPUTATION OF LOSS PER SHARE

    Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted earnings per common share are not presented, since the issuance or conversion of additional securities would have an antidilutive effect.

(6) SALE OF EAST BAYOU SORREL

    On March 31, 1998, Fortune sold its interest in the East Bayou Sorrel field, Iberville Parish, Louisiana to National Energy Group, Inc. for cash in the amount of $4,695,000. The properties sold consisted of Fortune's interest in the Schwing #1 and #2 wells and associated leases, facilities and interests.

    The Schwing #1 and #2 wells began producing in January 1997 and June 1997, respectively. Although both wells were shut-in from March 13, 1998 through the date of the sale to repair production facilities, they accounted for a significant portion of Fortune's oil and gas through that date. Selected unaudited financial information attributable to Fortune's interest in the East Bayou Sorrel field as reported in its 1998 financial results is as follows:

                                          Three Months Ended
                                            March 31, 1998
                                          ------------------
                                              (unaudited)

    Production
       Oil (Bbls)                               12,000
       Gas (Mcf)                                18,000

    Oil and gas revenues                      $230,000
    Production and operating expense            55,000
    Provision for depletion, depreciation
       and amortization                         54,000


    This represented 33% and 30% of Fortune's oil and gas revenues and production for the first quarter of 1998. Consequently, Fortune's revenues and cash flow from operations have decreased significantly since the sale.

    Because the sale of East Bayou Sorrel represented less than 25% of Fortune's reserve quantities, the entire proceeds of $4,695,000 was credited to capitalized oil and gas properties as of March 31, 1998.

(7) IMPAIRMENT TO OIL AND GAS PROPERTIES

    Although gas prices were depressed in March 1999, both oil and gas prices have risen significantly since March 31, 1999. Fortune used the current higher oil and gas prices in its first quarter 1999 ceiling test; accordingly it did not record a ceiling impairment during the first quarter. Had we used March 1999 prices in this ceiling test, we would have recorded an impairment to oil and gas properties of approximately $1.2 million as of March 31, 1999.

                      FORTUNE NATURAL RESOURCES CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1999 AND 1998

    Fortune's operating results continue to suffer from low oil and gas prices and delays in adding production. Fortune's average first quarter 1999 oil and gas prices of $9.99 per barrel and $1.80 per Mcf were not only lower than the prior quarter, they were the lowest prices we have seen in years. Both oil and gas prices have increased significantly since March 31, 1999. As of May 7, 1999, we estimate that we are receiving $15.70 per barrel and $2.40 per Mcf. These improved prices allowed Fortune to avoid a substantial ceiling test impairment expense during the first quarter of 1999. Fortune's revenues have not yet been impacted by the successful drilling results, discussed below, at Espiritu Santo Bay, the Bacon prospect in Mississippi and South Timbalier 86. Fortune expects revenues to improve in the second quarter of 1999 with the impact of this new production. In spite of poor prices and production this quarter, Fortune's reported net loss of $553,000 was the second lowest quarterly loss in the last two years. This results from the cost decreases discussed below.

    During the first quarter of 1999, Fortune's net loss improved to $553,000 compared to a net loss of $739,000 for the same 1998 period. Although revenues were much lower in 1999, substantially lower costs more than offset this decline. Significantly lower oil and gas prices and production resulted in net oil and gas revenues decreasing by $451,000 (64%) in the first quarter of 1999, compared to the same 1998 period. The East Bayou Sorrel field, which accounted for 33% and 30% of first quarter 1998 production and revenues, was sold on March 31, 1998 for $4.7 million. See note 6 to the financial statements for a discussion of this sale and the impact on the company's operating results.

    Fortune's oil production decreased 85% during the first quarter of 1999 versus 1998. Gas production decreased 26% during the first quarter of 1999 versus 1998. The sale of East Bayou Sorrel and depletion were the primary contributors to these decreases.

    Gas prices on Fortune's production averaged $1.80 per MCF for the first quarter of 1999 as compared to $2.37 per MCF for the same 1998 period (a 24% decrease). Oil prices averaged $9.99 per barrel for the first quarter of 1999 compared to $14.28 per barrel for the same 1998 period (a 30% decrease).

    Production and operating expense decreased by $137,000 (61)% for the first quarter of 1999 versus 1998 because of the lower production discussed above and the absence of workovers and operating problems during 1999.

    General and administrative expense decreased by $168,000 (37%) primarily because of reductions which have been made in response to lower oil and gas prices. In connection with Fortune's efforts to reduce cash outlays, the board of directors voted, effective January 1, 1999, to begin paying the $2,500 per quarter outside director fees in Fortune common stock instead of cash.

    Interest expense paid in cash decreased by $13,000 (12%) for the first quarter of 1999 over 1998 due to a lower debt balance. The lower debt balance resulted from Fortune paying off a portion of its credit facility at March 31, 1998 with a portion of the proceeds of the sale of East Bayou Sorrel. Non-cash amortization of debt financing costs has declined because certain amounts have been fully amortized. All such costs will be fully amortized at the end of April 1999.

    The Company's provision for depletion, depreciation and amortization (DD&A) decreased by $360,000 (63%) in the first quarter of 1999 as compared to 1998 primarily because of lower production and a lower property balance as a result of the sale of the East Bayou Sorrel property and past ceiling test impairments.

     Although gas prices were depressed in March 1999, both oil and gas prices have risen since March 31, 1999 and currently exceed levels not seen for several months. Fortune used the higher current oil and gas prices in its first quarter 1999 ceiling test; accordingly we did not record a ceiling impairment during the first quarter. Had we used estimated March 1999 prices in this ceiling test, we would have recorded an impairment to oil and gas properties of approximately $1.2 million as of March 31, 1999.


LIQUIDITY AND CAPITAL RESOURCES

    CASH BALANCE, WORKING CAPITAL AND CASH FLOWS FROM OPERATING ACTIVITIES

    Fortune used less cash in its operating activities in 1999 compared to 1998 primarily because of the effect of changes in non-cash working capital accounts. Before considering the effect of changes in these other working capital accounts, operating cash flow used was $(188,000) for 1999 compared to $(73,000) for 1998. Lower oil and gas prices and production, as discussed above, accounts for this decrease in cash flow. Working capital at March 31, 1999 decreased from December 31,1998 because of the negative cash flow from operating activities and the capital expenditures discussed below. Fortune expects cash flow to increase in future quarters as the production from two recently completed wells at Espiritu Santo Bay, the recently completed farmout well at South Timbalier 86 and a well being completed in Mississippi begins to have an impact. These wells are discussed below. Also, oil and gas prices have increased since March 31, 1999 and should positively impact cash flow if they stay up.

    CASH USED IN INVESTING ACTIVITIES - CAPITAL EXPENDITURES

    Expenditures for oil and gas properties for the first quarter of 1999 were $197,000 compared to $850,000 for 1998. The 1999 expenditures include primarily:

    -     additional leases at Espiritu Santo Bay;
    -     seismic interpretation at Espiritu Santo Bay and LaRosa;
    - completion expenditures for two wells at Espiritu Santo Bay, ST 216 #16 and ST 210 #5; and
    - completion expenditures for the Bacon prospect well drilled in Mississippi.

    The 1998 expenditures include primarily:

    - drilling and completion expenditures for the third well at East Bayou Sorrel, which was temporarily plugged and abandoned on March 5, 1998;
    -     drilling and completion operations at LaRosa; and
    -     drilling costs for a dry hole at the S.W. Segno prospect.

    Fortune believes that it has sufficient capital to drill its deep frio target at Espiritu Santo Bay. However, if this well is unsuccessful or it encounters significant drilling problems or delays, Fortune may need to reduce its costs further or raise additional capital to pursue its business strategy.

OIL AND GAS PRICES

    Conditions outside of our control influence the prices we receive for oil and gas. As of May 7, 1999, Fortune was receiving an average of approximately $15.70 per barrel for its oil production and $2.40 per MCF for its gas production.

"YEAR 2000" COMPLIANCE

      Fortune is aware of the issues associated with the inability of many computer systems worldwide to recognize dates beyond December 31, 1999 and that a failure to correct this problem could result in significant disruption to those systems. Fortune has reviewed its internal and accounting systems and believes that they are "year 2000 compliant." Fortune currently does not operate any of its producing properties; accordingly it does not use any operating systems internally that must be evaluated for compliance. Fortune's concerns regarding year 2000 compliance rests almost solely with its third party business associates. Fortune has been assessing the readiness of the third parties that it believes are important to its business, such as: operators of its properties, its oil and gas product purchasers, its accounting system providers, consultants, communication systems providers, etc. The third parties contacted thus far have represented either to be in compliance or have communicated their plans and timetables for compliance. This process is ongoing. Fortune has begun making contingency plans in the event that its third parties are unable to achieve compliance. With respect to oil and gas product purchasers, systems providers, consultants, its bank, and its stock transfer agent, for example, Fortune does not have any contracts that extend beyond mid-1999. Accordingly, Fortune can change to goods and service providers who are year 2000 compliant, if necessary. With respect to operators of its properties, Fortune believes that a failure to comply by the operator or its critical suppliers would generally not be material except at South Timbalier Block 76. CNG Producing Company operates South Timbalier Block 76 and Fortune is monitoring CNG's compliance efforts. Fortune does not believe that the direct, out-of-pocket cost of its year 2000 compliance requirements will be significant. There are, however, numerous parties who Fortune has no direct contact with but who nonetheless could have a significant impact on Fortune's business activities if they do not achieve compliance. These indirect third parties include oil and gas refiners, gas and oil transmission companies, third party banking institutions, suppliers of suppliers, etc. Although Fortune has no practical way of assessing the viability of these companies, Fortune believes that its risks are no greater in this regard than businesses and the public in general. Fortune will continue to monitor the status of year 2000 compliance issues to determine the impact, if any, on its operations.

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

FORWARD LOOKING STATEMENTS

    This Form 10-Q contains forward-looking statements. Forward-looking statements include statements regarding future oil and gas production and prices, future exploration and development spending, future drilling and operating plans, reserve and production potential of Fortune's properties and prospects, Fortune's business strategy, and management's plans and expectations. Actual events or results could differ materially from those discussed in the forward-looking statements as a result of various risk factors including the factors described below.

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

    FORTUNE HAS INCURRED NET LOSSES FOR EACH OF THE LAST THREE years. Fortune has incurred substantial net losses for several years. Although we are making significant budget cuts in 1999, oil and gas prices continue to fluctuate significantly. This makes it likely that these losses will continue. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     ACCOUNTING RULES MAY RESULT IN ADDITIONAL WRITE-DOWNS OF PROPERTY VALUES. We report our operations using the full-cost method of accounting for oil and gas properties. Under these rules, the net capitalized costs of properties may not exceed a "ceiling" limit of the tax-effected, discounted present value of estimated future net revenues from proved reserves, plus the lower of cost or fair market value of unproved properties. The risk that we will be required to write down the carrying value of our properties increases when oil and gas prices are depressed or unusually volatile or when previously unevaluated properties are determined to be worth less than their cost. Fortune has recognized significant impairments in past periods. Had we used March 1999 prices in the March 31, 1999 ceiling test, we would have recorded an impairment to oil and gas properties of approximately $1.2 million as of that date. Price increases after quarter-end allowed Fortune to avoid a ceiling test impairment for the first quarter of 1999. As a result of continued fluctuating oil and gas prices, it is likely that we will incur further impairments in future periods.

    THE MARKET FOR FORTUNE COMMON STOCK IS LIMITED. On February 11, 1999, Fortune was notified by the American Stock Exchange that its stock would be delisted from the exchange effective March 1, 1999. Fortune has failed to comply with the exchange's continued listing guidelines because it has not reported a profit in any of the last five years. We have appealed the delisting decision, but our appeal, which is currently scheduled to be heard June 14, 1999, may not be successful. If the appeal is unsuccessful, trades in Fortune's stock will be reported on the OTC Bulletin Board or regional exchanges in the near future. Because of the current low volume of trading in Fortune stock, there may not be a ready market for our stock. Fortune is not now aware of any broker/dealer who intends to make a market in Fortune stock.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DISCLOSURE ABOUT MARKET RISK

    Fortune is exposed to market risk, including adverse changes in oil and gas prices and interest rates as discussed below. Fortune does not currently use derivative financial instruments to mitigate fluctuations in oil and gas prices or interest rates.

    OIL AND GAS PRICE RISK. Fortune's oil and gas revenues can be significantly affected as oil and gas prices fluctuate widely in response to changing market forces. These fluctuations can be reduced through the proper use of oil and gas price hedging tools. We currently do not use oil and gas price hedges because we do not believe that Fortune has sufficient production volumes to facilitate their use. Consequently, our oil and gas revenues will continue to fluctuate as prices fluctuate.

    INTEREST RATE RISK. Fortune's exposure to changes in interest rates primarily results from its short-term and long-term debt with both fixed and floating interest rates.

    Fortune's debt structure is comprised of:

             Stated              Balance
          Interest Rate      March 31, 1999         Matures
          -------------      --------------         -------

            12% Fixed          $3,225,000            2007

        Variable at banks
       Base rate + 1 1/4% or
           LIBOR + 4%            $10,000             1999

    Changes in interest rates will not currently have a significant impact on Fortune's interest expense.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    See note 4 of the footnotes to the financial statements in Part I herein for a description of legal proceedings. On March 31, 1999 the court having jurisdiction over the matter discussed in note 4 lifted its stay and granted Fortune leave to pursue its claims against certain third-party defendants. Discovery is proceedings.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)   EXHIBITS

      Exhibit No.    Description
      -----------    -----------

          4.1        Warrant Agreement by and between Registrant and U.S. Stock
                     Transfer Corporation, as warrant agent (filed as
                     Exhibit 4.1 to Registrant's Registration Statement on
                     Form S-2 (333-45469) and incorporated herein by
                     reference)
          4.2        Form of Warrant Certificate (filed as Exhibit 4.2 to
                     Registrant's Registration Statement on Form S-2
                     (333-45469) and incorporated herein by reference)
         27.1*       Financial Data Schedule.


(B)   REPORTS ON FORM 8-K / 8K-A

    A report on Form 8 was filed with the Securities and Exchange Common on March 22, 1999 to report Fortune's press release announcing the amendment to its 12% convertible subordinated notes due December 31, 2007.

    A report on Form 8-K was filed with the Securities and Exchange Commission on May 13, 1999 to report Fortune's press releases of its recent exploration results and its first quarter 1999 financial results.


*Filed herewith.

                      FORTUNE NATURAL RESOURCES CORPORATION

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 FORTUNE NATURAL RESOURCES CORPORATION



                                 By: /s/ TYRONE J. FAIRBANKS
                                     --------------------------------
                                     Tyrone J. Fairbanks
                                     President and Chief Executive Officer


                                 By: /s/ J. MICHAEL URBAN
                                     --------------------------------
                                     J. Michael Urban
                                     Vice President and Chief Financial
                                       and Accounting Officer


Date:  May 13, 1999