Form 10-Q
period 1999-06-30
FORTUNE NATURAL RESOURCES CORP
filed 1999-08-13
CIK 38242

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X]     QUARTERLY   REPORT   PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
        SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                         12,236,811 as of July 31, 1999

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                      FORTUNE NATURAL RESOURCES CORPORATION
                                 BALANCE SHEETS

                                     ASSETS

                                                                 June 30,     December 31,
                                                                   1999          1998
                                                               ------------   ------------
                                                                (Unaudited)     (Audited)
CURRENT ASSETS:
   Cash and cash equivalents ................................  $    637,000   $  1,452,000
   Accounts receivable ......................................       283,000        361,000
   Prepaid expenses .........................................        47,000         74,000
                                                               ------------   ------------
      Total Current Assets ..................................       967,000      1,887,000
                                                               ------------   ------------
PROPERTY AND EQUIPMENT:
   Oil and gas properties, accounted for
     using the full cost method .............................    27,109,000     26,800,000
   Office and other .........................................       384,000        384,000
                                                               ------------   ------------
                                                                 27,493,000     27,184,000
   Less--accumulated depletion, depreciation
     and amortization........................................   (21,168,000)   (20,728,000)
                                                               ------------   ------------
                                                                  6,325,000      6,456,000
                                                               ------------   ------------
OTHER ASSETS:
   Deposits and other .......................................        51,000         51,000
   Debt issuance costs (net of accumulated amortization of
     $347,000 at December 31, 1998) .........................             -         98,000
                                                               ------------   ------------
                                                                     51,000        149,000
                                                               ------------   ------------
TOTAL ASSETS ................................................  $  7,343,000   $  8,492,000
                                                               ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 June 30,     December 31,
                                                                   1999          1998
                                                               ------------   ------------
                                                                (Unaudited)     (Audited)
CURRENT LIABILITIES:
   Current portion of long-term debt ........................  $     10,000   $     10,000
   Accounts payable .........................................        61,000         93,000
   Accrued expenses .........................................        87,000        351,000
   Royalties and working interests payable ..................             -         12,000
   Accrued interest .........................................        97,000         97,000
                                                               ------------   ------------
      Total Current Liabilities .............................       255,000        563,000
                                                               ------------   ------------

LONG-TERM DEBT ..............................................     3,225,000      3,225,000
                                                               ------------   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value:
      Authorized--2,000,000 shares
      Issued and outstanding--None ..........................             -              -
   Common stock, $.01 par value :
      Authorized--40,000,000 shares
      Issued and outstanding 12,196,811 and 12,134,675 at
      June 30, 1999 and December 31, 1998, respectively .....       122,000        121,000
   Capital in excess of par value ...........................    30,273,000     30,171,000
   Accumulated deficit ......................................   (26,532,000)   (25,588,000)
                                                               ------------   ------------
NET STOCKHOLDERS' EQUITY ....................................     3,863,000      4,704,000
                                                               ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................  $  7,343,000   $  8,492,000
                                                               ============   ============

                 See accompanying notes to financial statements

                      FORTUNE NATURAL RESOURCES CORPORATION
                            STATEMENTS OF OPERATIONS

                                                             For the Six Months Ended
                                                           ---------------------------
                                                             June 30,       June 30,
                                                               1999           1998
                                                           ------------   ------------
                                                                    (Unaudited)
REVENUES
   Sales of oil and gas, net of royalties ...............  $    676,000   $  1,123,000
   Other income .........................................        24,000         76,000
                                                           ------------   ------------
                                                                700,000      1,199,000
                                                           ------------   ------------
COSTS AND EXPENSES
   Production and operating .............................       202,000        359,000
   Provision for depletion, depreciation
    and amortization.....................................       440,000        830,000
   Impairment to oil and gas properties .................             -        260,000
   General and administrative ...........................       648,000        813,000
   Note restructuring cost ..............................        61,000              -
   Interest paid in cash ................................       194,000        209,000
   Interest - amortization of deferred financing cost ...        99,000        192,000
                                                           ------------   ------------
                                                              1,644,000      2,663,000
                                                           ------------   ------------
LOSS BEFORE INCOME TAXES ................................      (944,000)    (1,464,000)
PROVISION FOR INCOME TAXES ..............................             -              -
                                                           ------------   ------------
NET LOSS ................................................  $   (944,000)  $ (1,464,000)
                                                           ============   ============
WEIGHTED AVERAGE  COMMON SHARES OUTSTANDING .............    12,165,835     12,127,877
                                                           ============   ============
NET LOSS PER COMMON SHARE (BASIC AND DILUTED) ...........  $      (0.08)  $      (0.12)
                                                           ============   ============

                 See accompanying notes to financial statements.

                      FORTUNE NATURAL RESOURCES CORPORATION
                            STATEMENTS OF OPERATIONS

                                                            For the Three Months Ended
                                                           ---------------------------
                                                             June 30,       June 30,
                                                               1999           1998
                                                           ------------   ------------
                                                                    (Unaudited)
REVENUES
   Sales of oil and gas, net of royalties................  $    421,000   $    417,000
   Other income..........................................         9,000         59,000
                                                           ------------   ------------
                                                                430,000        476,000
                                                           ------------   ------------
COSTS AND EXPENSES
   Production and operating..............................       113,000        132,000
   Provision for depletion, depreciation and amortization       230,000        260,000
   Impairment to oil and gas properties..................             -        260,000
   General and administrative............................       357,000        354,000
   Interest paid in cash.................................        97,000         99,000
   Interest - amortization of deferred financing cost....        26,000         96,000
                                                           ------------   ------------
                                                                823,000      1,201,000
                                                           ------------   ------------
LOSS BEFORE INCOME TAXES.................................      (393,000)      (725,000)
PROVISION FOR INCOME TAXES...............................             -              -
                                                           ------------   ------------
NET LOSS.................................................  $   (393,000)  $   (725,000)
                                                           ============   ============

WEIGHTED AVERAGE  COMMON SHARES OUTSTANDING..............    12,193,734     12,133,479
                                                           ============   ============

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)............  $      (0.03)  $      (0.06)
                                                           ============   ============



                 See accompanying notes to financial statements.

                      FORTUNE NATURAL RESOURCES CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                     AND THE SIX MONTHS ENDED JUNE 30, 1999


                                          Common Stock         Capital in                               Stock-
                                     ----------------------    Excess of    Treasury    Accumulated     holders'
                                       Shares       Amount     Par Value      Stock      Deficit        Equity
                                     ----------   ---------   -----------   --------   ------------   -----------
BALANCE, December 31, 1997 ......... 12,118,982   $ 121,000   $30,283,000   $(38,000)  $(22,313,000)  $ 8,053,000

Common stock issued for
   exercise of warrants ............      5,512           -        13,000          -              -        13,000
Common stock contributed to
   401(k) Plan .....................     10,185           -        24,000          -              -        24,000
Cancellation of treasury stock .....          -           -       (38,000)    38,000              -             -
Voluntary exchange of public
   warrants for private warrants....          -           -       (59,000)         -              -       (59,000)
Repurchase of outstanding
   private warrants ................          -           -       (52,000)         -              -       (52,000)
Common stock returned to treasury...         (4)          -             -          -              -             -
Net loss ...........................          -           -             -          -     (3,275,000)   (3,275,000)
                                     ----------   ---------   -----------   --------   ------------   -----------
BALANCE, December 31, 1998 ......... 12,134,675   $ 121,000   $30,171,000   $      -   $(25,588,000)  $ 4,704,000
                                     ==========   =========   ===========   ========   ============   ===========
Common stock contributed to
   401(k) Plan .....................     22,137           -        29,000          -              -        29,000
Warrants issued for
   note restructuring ..............          -           -        61,000          -              -        61,000
Common stock issued for
   directors' fees .................     40,000       1,000        12,000          -              -        13,000
Common stock returned to treasury...         (1)          -             -          -              -             -
Net loss............................          -           -             -          -       (944,000)     (944,000)
                                     ----------   ---------   -----------   --------   ------------   -----------
BALANCE, June 30, 1999
   (Unaudited) ..................... 12,196,811   $ 122,000   $30,273,000   $      -   $(26,532,000)  $ 3,863,000
                                     ==========   =========   ===========   ========   ============   ===========




                 See accompanying notes to financial statements.

                      FORTUNE NATURAL RESOURCES CORPORATION
                            STATEMENTS OF CASH FLOWS


                                                                    For the Six Months Ended
                                                                   -------------------------
                                                                    June 30,      June 30,
                                                                      1999          1998
                                                                   -----------   -----------
                                                                          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss .....................................................  $  (944,000)  $(1,464,000)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
      Depletion, depreciation and amortization ..................      440,000       830,000
      Non-cash compensation expense .............................       20,000        20,000
      Common stock issued for directors' fees ...................       13,000             -
      Amortization of deferred financing cost ...................       99,000       192,000
      Impairment of oil and gas assets ..........................            -       260,000
      Note restructuring cost ...................................       61,000             -
   Changes in assets and liabilities:
      Accounts receivable .......................................       78,000        72,000
      Prepaids ..................................................       27,000       (99,000)
      Accounts payable and accrued expenses .....................     (296,000)     (231,000)
      Royalties and working interest payable ....................      (12,000)      (25,000)
      Accrued interest ..........................................            -       (76,000)
      Other .....................................................        8,000        23,000
                                                                   -----------   -----------
   Net cash used in operating activities ........................     (506,000)     (498,000)
                                                                   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for oil and gas properties ......................     (309,000)   (1,711,000)
   Proceeds from sale of properties and equipment ...............            -     4,695,000
   Expenditures for other property and equipment and other assets            -        17,000
                                                                   -----------   -----------
   Net cash provided by (used in) investing activities ..........     (309,000)    3,001,000
                                                                   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of long term debt ..................................            -      (540,000)
   Proceeds from issuance of common stock .......................            -        11,000
   Expenditures for debenture exchange and other offerings.......            -       (59,000)
   Repurchase of private warrants ...............................            -       (52,000)
                                                                   -----------   -----------
   Net cash used in financing activities ........................            -      (640,000)
                                                                   -----------   -----------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS ..........................................     (815,000)    1,863,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..................    1,452,000     1,667,000
                                                                   -----------   -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD ........................  $   637,000   $ 3,530,000
                                                                   ===========   ===========

Supplemental information:
   Interest paid in cash ........................................  $   194,000   $   209,000
Non-cash transactions
   Common stock issued for 401(k) Plan contribution .............       29,000        24,000
   Common stock issued for directors' fees ......................       13,000             -


                 See accompanying notes to financial statements

                      FORTUNE NATURAL RESOURCES CORPORATION


                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999

(1)   LINE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      AND PROCEDURES

      The condensed financial statements at June 30, 1999, and for the periods then ended included herein have been prepared by Fortune Natural Resources Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Fortune believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Fortune's latest annual report on Form 10-K. Certain reclassifications have been made to prior period amounts to conform to presentation in the current period. In Fortune's opinion, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position for the dates presented and the results of its operations and its cash flows for the periods presented. The results of the operations for these interim periods are not necessarily indicative of the results for the full year.

 (2)  LONG-TERM DEBT

      At June 30, 1999, a summary of long-term debt is as follows:

                                                                      June  30,    December 31,
                                                                        1999          1998
                                                                     -----------   -----------
      Convertible Subordinated Notes due December 31, 2007......     $ 3,225,000   $ 3,225,000
      Credit Lyonnais credit facility due December 31, 1999.....          10,000        10,000
                                                                     -----------   -----------

      Total long-term debt......................................       3,235,000     3,235,000
      Less current installments.................................         (10,000)      (10,000)
                                                                     -----------   -----------

      Long-term debt, excluding current installments............     $ 3,225,000   $ 3,225,000
                                                                     ===========   ===========

      In March 1999, noteholders representing $2,295,000 principle amount of the Convertible Subordinated Notes agreed to amend the conversion price of their notes. As a result, the amended notes are convertible into Fortune's common stock at a conversion price of $0.75 per share, subject to adjustment for certain recapitalizations or dividends of Fortune. The remaining $930,000 principal amount of notes are convertible into Fortune's common stock at a conversion price of approximately $0.33 per share, subject to adjustment for certain recapitalizations or dividends of Fortune. As of May 1, 1999, all notes are convertible by the holders and/or redeemable by Fortune. The notes are redeemable by Fortune at a premium that reduces monthly from 10% to zero from May 1999 to November 2000. Any such premium on redemption is waived if Fortune's common stock price averages at least $4.50 per share for 30 consecutive trading days. The notes are subordinate to all of Fortune's secured debt, including the credit facility with Credit Lyonnais. The notes bear interest at a rate of 12% per year, payable quarterly. The cost incurred to issue the original notes has been amortized as additional interest expense over the 18-month period ended May 1, 1999, the first date that the notes were convertible. As a result of this amortization of issuance costs, the effective interest rate of the notes over this 18-month period was 21.2%. If the notes are held to maturity, the effective interest rate to maturity will be 13.4%.

      For agreeing to amend their conversion price, the amending noteholders received one three-year warrant, exercisable at $1 each, for each share into which each of their notes is now convertible. Fortune valued this warrant at $0.02 per warrant and expensed the value of all such warrants during the first quarter of 1999 as note restructuring cost.

      Fortune's $20 million credit facility with Credit Lyonnais New York Branch was to expire July 11, 1999; however, it has been extended to December 31, 1999. Upon mutual consent, it is extendable through July 11, 2000. On March 31, 1998, Fortune repaid all but $10,000 of the outstanding balance of the credit facility with a portion of the proceeds from the sale of East Bayou Sorrel. (See note 6). Prior to its sale of the East Bayou Sorrel field, Fortune's borrowing base was $2 million. The bank has not redetermined the borrowing base subsequent to this sale; consequently Fortune does not know how much, if any, is currently available for borrowing under this credit facility. Once the borrowing base is redetermined, Fortune may borrow up to that amount for acquisitions and development projects approved by Credit Lyonnais at either 1.25% above Credit Lyonnais' base rate or 4% above LIBOR. The credit facility is secured by a mortgage on all of Fortune's existing proved oil and gas properties. Fortune is also required to pay a commitment fee of 0.5% on the unused portion, if any, of the borrowing base.

      Primarily as a result of the lower revenues after the sale of East Bayou Sorrel, Fortune was unable to meet the 3 to 1 coverage ratio of cash flow to fixed-charges which is required by the credit facility for the twelve-months period ended June 30, 1999. Fortune has requested a waiver of this covenant from the bank for the period ended June 30, 1999.

      The $10,000 balance on the credit facility matures December 31, 1999.

(3)   INCOME TAX EXPENSE

      No provision for income taxes was required for the six months ended June 30, 1999.

      At June 30, 1999, Fortune estimates it had cumulative net operating loss carryforwards for federal income tax purposes of approximately $14 million which are significantly restricted under IRC Section 382. These carryforwards are available to offset future federal taxable income, if any, with various expirations through 2014. Fortune also has net operating loss carryforwards in certain states, including California, New Mexico and Texas, with various expiration dates and restrictions. Fortune is uncertain as to the recoverability of these deferred tax assets and has therefore applied a 100% valuation allowance.

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

      On April 16, 1996, Fortune was served with two lawsuits which had been filed in the Federal District Court in New York by purchasers of Fortune common stock in an offering in December 1995 under Regulation S. Under the terms of the subscription agreement pursuant to which the plaintiffs acquired their shares, each was entitled to receive additional shares of Fortune common stock if the market price fell below a stated level during a specified period following the 40-day holding period prescribed by Regulation S. Fortune responded to the suits, admitting that the stock price declined but alleged that suspicious trading activity in Fortune stock occurred immediately prior to and during the time period in which the additional-share allocation was computed. Fortune believes that it has discovered evidence of active market manipulation in the common stock by these plaintiffs; accordingly, it has commenced a countersuit for damages suffered by Fortune and its shareholders as a result of these acts and has also added certain third-party defendants whose actions furthered this market manipulation. Fortune intends to continue to vigorously defend plaintiffs' actions and prosecute its own counterclaims. Discovery is proceeding on this matter.

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

                                            Six Months Ended
                                             June 30, 1998
                                            ----------------
                                              (unaudited)
      Production
        Oil (Bbls)                               12,000
        Gas (Mcf)                                18,000

      Oil and gas revenues                     $231,000
      Production and operating expense           60,000
      Provision for depletion, depreciation
       and amortization                          54,000

      This represented 32% and 30% of Fortune's oil and gas revenues and production for the first half of 1998. Consequently, Fortune's revenues and cash flow from operations have decreased significantly since the sale.

    Because the sale of East Bayou Sorrel represented less than 25% of Fortune's reserve quantities, the entire proceeds of $4,695,000 was credited to capitalized oil and gas properties as of March 31, 1998.

                      FORTUNE NATURAL RESOURCES CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

COMPARISON OF 1999 OPERATING RESULTS TO 1998

QUARTER ENDED JUNE 30, 1999 AND 1998

      Fortune's oil and gas revenues are now being improved by higher oil and gas prices and successful drilling results. New production from two successful year-end 1998 drilling projects, at South Timbalier Block 86 and Espiritu Santo Bay, began contributing revenues during the quarter ended June 30, 1999. Increases in oil and gas prices and natural gas production offset lower oil production. Consequently, Fortune's revenues from sales of oil and gas for the second quarter ended June 30, 1999 ($421,000) were higher than both the second quarter ended June 30, 1998 ($417,000) and the first quarter ended March 31, 1999 ($255,000). As a result, Fortune's net loss improved to $393,000 during the second quarter of 1999 compared to a net loss of $725,000 for the same 1998 period. The lower 1999 loss is due to a combination of the higher oil and gas prices, increased natural gas production volumes and a reduction in most costs as a result of our cost reduction plan implemented in January 1999.

      Gas production increased 1% during the second quarter of 1999 versus 1998. New production from primarily gas discoveries offset depletion on existing properties. Fortune's oil production decreased 38% during the second quarter of 1999 versus 1998. Depletion was the primary contributor to the oil decrease.

      Gas prices on Fortune's production averaged $2.28 per Mcf for the second quarter of 1999 as compared to $2.22 per Mcf for the same 1998 period (a 3% increase). Oil prices averaged $17.75 per barrel for the second quarter of 1999 compared to $12.32 per barrel for the same 1998 period (a 44% increase).

      Production and operating expense decreased by $19,000 (14)% for the second quarter of 1999 versus 1998 because of the lower production discussed above and the absence of workovers and operating problems during 1999.

      Non-cash amortization of debt financing costs has declined because all such costs were fully amortized by the end of April 1999.

      Fortune's provision for depletion, depreciation and amortization (DD&A) decreased by $30,000 (12%) in the second quarter of 1999 as compared to 1998 primarily because of lower production and past ceiling test impairments. Fortune recorded an impairment to oil and gas properties of $260,000 during the second quarter of 1998. Primarily as a result of higher oil and gas prices and the effect of past impairments, no impairment was recorded in the second quarter of 1999.

SIX MONTHS ENDED JUNE 30, 1999 VS. 1998

      During the first six months of 1999, Fortune's net loss improved to $944,000 compared to a net loss of $1,464,000 for the same 1998 period. Lower expenses in almost all categories in 1999 more than offset a decline in revenues. Significantly lower gas prices and lower oil and gas production resulted in net oil and gas revenues decreasing by $447,000 (40%) in the first six months of 1999, compared to the same 1998 period. The East Bayou Sorrel field, which accounted for 32% and 30% of first six months 1998 revenues and production, respectively, was sold on March 31, 1998 for $4.7 million. See note 6 to the financial statements for a discussion of this sale and the impact on the company's operating results.

      Fortune's oil production decreased 73% during the first six months of 1999 versus 1998. Gas production decreased 14% during the first six months of 1999 versus 1998. The sale of East Bayou Sorrel and depletion were the primary contributors to these decreases.

      Gas prices on Fortune's production averaged $2.07 per Mcf for the first six months of 1999 as compared to $2.30 per Mcf for the same 1998 period (a 10% decrease). Oil prices averaged $14.30 per barrel for the first six months of 1999 compared to $13.82 per barrel for the same 1998 period (a 4% increase).

      Production and operating expense decreased by $157,000 (44)% for the first six months of 1999 versus 1998 because of the lower production discussed above and the absence of workovers and operating problems during 1999.

      General and administrative expense decreased by $165,000 (20%) primarily because of reductions which have been made in response to lower oil and gas prices. In connection with Fortune's efforts to reduce cash outlays, the board of directors voted, effective January 1, 1999, to begin paying the $2,500 per quarter outside director fees in Fortune common stock instead of cash.

      Interest expense paid in cash decreased by $15,000 (7%) for the first six months of 1999 over 1998 due to a lower debt balance. The lower debt balance resulted from Fortune paying off substantially all of its credit facility at March 31, 1998 with a portion of the proceeds of the sale of East Bayou Sorrel. Non-cash amortization of debt financing costs has declined because all such costs were fully amortized at the end of April 1999.

      Fortune's provision for depletion, depreciation and amortization (DD&A) decreased by $390,000 (47%) in the first six months of 1999 as compared to 1998 primarily because of lower production, a lower property balance as a result of the sale of the East Bayou Sorrel property and past ceiling test impairments.

LIQUIDITY AND CAPITAL RESOURCES

      CASH BALANCE, WORKING CAPITAL AND CASH FLOWS FROM OPERATING ACTIVITIES

      Fortune used approximately the same amount of cash in its operating activities during the first six months of 1999 compared to the same 1998 period. Before considering the effect of changes in non-cash working capital accounts, operating cash flow used was $(311,000) for 1999 compared to $(162,000) for 1998. Lower gas prices and lower oil and gas production, as discussed above, accounts for this decrease in cash flow. Working capital at June 30, 1999 decreased from December 31,1998 because of the negative cash flow from operating activities and the capital expenditures discussed below. Cash flow increased in the second quarter of 1999 compared to the prior quarter ended March 31, 1999 as the production from two recently completed wells at Espiritu Santo Bay, the recently completed farmout wells at South Timbalier 86 and Bay Marchand Block 5 and a well being completed in Mississippi commenced production. These wells are discussed below. Also, oil and gas prices have increased since March 31, 1999.

      CASH USED IN INVESTING ACTIVITIES - CAPITAL EXPENDITURES

      Expenditures for oil and gas properties for the first six months of 1999 were $309,000 compared to $1,711,000 for 1998. The 1999 expenditures include primarily:

      -  additional leases at Espiritu Santo Bay;

      -  seismic interpretation at Espiritu Santo Bay and LaRosa;

      - completion expenditures for two wells at Espiritu Santo Bay, ST216 #16 and ST 210 #5;

      - completion expenditures for the Bacon prospect well drilled in Mississippi; and

      - expenditures for the Espiritu Santo Bay ST 164 #4 well which was plugged and abandoned in May 1999

      The ST 164 #4 well which was plugged this quarter experienced an underground blowout during September and October 1998 after logging potential pay. The well was temporarily abandoned until May 1999 when it was plugged. Fortune has been reimbursed by its insurance underwriter for a portion of its control of well expenditures and we believe that a substantial portion of Fortune's cost to redrill the well will also be reimbursable by our underwriter. However, redrill operations have been delayed because the operator and other well owners are involved in a dispute with their underwriters over their control of well and redrill claim.

      Fortune did not incur any expenditures on the South Timbalier 86 and Bay Marchand Block 5 wells because Fortune farmed out these properties retaining overrides of 3.17% and .5%, respectively. The South Timbalier 86 override converts to 4% after payout. The Bay Marchand Block 5 farmout acreage was unitized with acreage containing another producing well. This unitization resulted in Fortune's revenue interest decreasing to .24% over the newly-combined acreage block.

      The 1998 expenditures include primarily:

      - drilling and completion expenditures for the third well at East Bayou Sorrel, which was plugged on March 5, 1998;

      -  drilling and completion operations at LaRosa;

      -  drilling costs for a dry hole at the S.W. Segno prospect; and

      - land, seismic and well costs for the dry holes at Whiskey Pass and Sea Serpent.

      Fortune believes that it has sufficient capital to drill its deep Frio target at Espiritu Santo Bay. However, if this well is unsuccessful or it encounters significant drilling problems or delays, Fortune may need to make additional significant reductions in overhead or raise additional capital to pursue its business strategy.

OIL AND GAS PRICES

      Conditions outside of our control influence the prices we receive for oil and gas. As of August 9, 1999, Fortune was receiving an average of approximately $18.00 per barrel for its oil production and $2.70 per Mcf for its gas production.

 "YEAR 2000" COMPLIANCE

      Fortune is aware of the issues associated with the inability of many computer systems worldwide to recognize dates beyond December 31, 1999 and that a failure to correct this problem could result in significant disruption to those systems. Fortune has reviewed its internal and accounting systems and believes that they are "year 2000 compliant." Fortune currently does not operate any of its producing properties; accordingly it does not use any operating systems internally that must be evaluated for compliance. Fortune's concerns regarding year 2000 compliance rest almost solely with its third party business associates. Fortune has been assessing the readiness of the third parties that it believes are important to its business, such as: operators of its properties, its oil and gas product purchasers, its accounting system providers, consultants, communication systems providers, etc. The third parties contacted thus far have represented either to be in compliance or have communicated their plans and timetables for compliance. This process is ongoing. Fortune has begun making contingency plans in the event that its third parties are unable to achieve compliance. With respect to oil and gas product purchasers, systems providers, consultants, its bank, and its stock transfer agent, for example, Fortune does not have any contracts that extend beyond 1999. Accordingly, Fortune can change to goods and service providers who are year 2000 compliant, if necessary. With respect to operators of its properties, Fortune believes that a failure to comply by the operator or its critical suppliers would generally not be material except at South Timbalier Block 76. CNG Producing Company operates South Timbalier Block 76 and Fortune is monitoring CNG's compliance efforts. Fortune does not believe that the direct, out-of-pocket cost of its year 2000 compliance requirements will be significant. There are, however, numerous parties who Fortune has no direct contact with but who nonetheless could have a significant impact on Fortune's business activities if they do not achieve compliance. These indirect third parties include oil and gas refiners, gas and oil transmission companies, third party banking institutions, suppliers of suppliers, etc. Although Fortune has no practical way of assessing the viability of these companies, Fortune believes that its risks are no greater in this regard than businesses and the public in general. Fortune will continue to monitor the status of year 2000 compliance issues to determine the impact, if any, on its operations.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

      In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts and for hedging activities. SFAS 133, as amended, is effective for all fiscal quarters beginning after June 15, 2000. Fortune has not historically utilized derivative instruments; accordingly, the impact upon Fortune of SFAS 133 is not expected to have an effect on the reporting of future operating results.

FORWARD LOOKING STATEMENTS

      This Form 10-Q contains forward-looking statements. Forward-looking statements include statements regarding future oil and gas production and prices, future exploration and development spending, future drilling and operating plans, reserve and production potential of Fortune's properties and prospects, Fortune's business strategy, "Year 2000" compliance expectations and management's plans and expectations. Actual events or results could differ materially from those discussed in the forward-looking statements as a result of various risk factors including the factors described below.

      FORTUNE'S RELIANCE ON EXPLORATORY PROJECTS INCREASES THE RISKS INHERENT IN THE OIL AND GAS INDUSTRY. Our current investments are primarily in exploration projects, where the risks are substantially greater than in the case of wells drilled into already producing formations. We anticipate that one or more of our next wells will be designed to test the deeper formations beneath known production in Espiritu Santo Bay. These formations have not been extensively tested to date, leaving seismic imaging as one of the few tools available to aid in understanding subsurface geology. The exploration risks, therefore, are higher on this project than they might be where a greater number of underground references exist. Fortune has realized less success than originally anticipated in drilling some of its recent prospects and we expect that a substantial number of our future projects could experience similar results.

      FORTUNE HAS INCURRED NET LOSSES FOR EACH OF THE LAST SEVERAL YEARS. Fortune has incurred substantial net losses for several years. Although we are making significant budget cuts in 1999, oil and gas prices continue to fluctuate significantly. This makes it likely that these losses will continue. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      FORTUNE IS NOT CURRENTLY REPLACING ALL OF ITS EXISTING RESERVES. We are not adding reserves at present at the same pace at which they are being produced. Therefore, without adding additional reserves in the future, our oil and gas reserves and production will decline.

      OUR REVENUE IS DEPENDENT UPON A LIMITED NUMBER OF PRODUCING WELLS. Approximately 40% of our oil and gas revenues, cash flow, and proved oil and gas reserves are currently accounted for by a single well at South Timbalier Block
76. This well was shut-in for repairs for one month in 1997 and for over two months during 1996 as the result of mechanical failures. A significant curtailment or loss of production for a prolonged period before we could replace the reserves would have a material adverse effect on our projected operating results and financial condition.

      OUR NEED FOR WORKING CAPITAL MAY AFFECT OUR LEVEL OF PARTICIPATION IN VARIOUS PROJECTS. Investment in oil and gas exploration requires the commitment of substantial amounts of capital over significant periods of time. We may not have sufficient liquid capital resources to participate at our existing working interest level if the operators of any of our properties accelerate the drilling and development schedule or if we incur unexpected significant expenditures or reduced production. If we do not participate in the capital expenditures for any project, our interest in that project will be substantially reduced or lost entirely.

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

      OIL AND GAS PRICE RISK. Fortune's oil and gas revenues can be significantly affected as oil and gas prices fluctuate widely in response to changing market forces. These fluctuations can be reduced through the proper use of oil and gas price hedging tools. We currently do not use oil and gas price hedges because we do not believe that Fortune has sufficient production volumes to offset the risks inherent in their use. Consequently, our oil and gas revenues will continue to fluctuate as prices fluctuate.

      INTEREST RATE RISK. Fortune's exposure to changes in interest rates primarily results from its short-term and long-term debt with both fixed and floating interest rates.

      Fortune's debt structure is comprised of:

             Stated                 Balance
          Interest Rate          June 30, 1999         Matures
          -------------          -------------         -------

            12% Fixed              $3,225,000            2007

        Variable at banks
       Base rate + 1 1/4% or
           LIBOR + 4%              $   10,000            1999

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

      Exhibit No.    Description
      -----------    -----------

         27.1*       Financial Data Schedule.


(b)   REPORTS ON FORM 8-K / 8K-A

      A report on Form 8-K was filed with the Securities and Exchange Common on July 28, 1999 to report Fortune's press release announcing the delisting of Fortune's common stock by the American Stock Exchange.

      A report on Form 8-K was filed with the Securities and Exchange Commission on August 9, 1999 to report Fortune's press release announcing its start of trading on the NASD OTC Bulletin Board.

      A report on Form 8-K was filed with the Securities and Exchange Commission on August 12, 1999 to report Fortune's press releases of its second quarter 1999 financial results.



*Filed herewith.

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


Date:  August 13, 1999