Form 10-Q
period 1999-09-30
FORTUNE NATURAL RESOURCES CORP
filed 1999-11-02
CIK 38242

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                        12,259,846 as of October 29, 1999

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      FORTUNE NATURAL RESOURCES CORPORATION
                                 BALANCE SHEETS

                                     ASSETS

                                                               September 30,  December 31,
                                                                   1999           1998
                                                               ------------   ------------
                                                                (Unaudited)     (Audited)
CURRENT ASSETS:
   Cash and cash equivalents ................................  $    556,000   $  1,452,000
   Accounts receivable ......................................       306,000        361,000
   Prepaid expenses .........................................        34,000         74,000
                                                               ------------   ------------
      Total Current Assets ..................................       896,000      1,887,000
                                                               ------------   ------------
PROPERTY AND EQUIPMENT:
   Oil and gas properties, accounted for
     using the full cost method .............................    27,102,000     26,800,000
   Office and other .........................................       384,000        384,000
                                                               ------------   ------------
                                                                 27,486,000     27,184,000
   Less--accumulated depletion, depreciation and
     amortization............................................   (21,417,000)   (20,728,000)
                                                               ------------   ------------
                                                                  6,069,000      6,456,000
                                                               ------------   ------------
OTHER ASSETS:
   Deposits and other .......................................        51,000         51,000
   Debt issuance costs (net of accumulated amortization of
     $347,000 at December 31, 1998) .........................             -         98,000
                                                               ------------   ------------
                                                                     51,000        149,000
                                                               ------------   ------------
TOTAL ASSETS ................................................  $  7,016,000   $  8,492,000
                                                               ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               September 30,  December 31,
                                                                   1999           1998
                                                               ------------   ------------
                                                                (Unaudited)     (Audited)
CURRENT LIABILITIES:
   Current portion of long-term debt ........................  $     10,000   $     10,000
   Accounts payable .........................................        31,000         93,000
   Accrued expenses .........................................        82,000        351,000
   Royalties and working interests payable ..................         4,000         12,000
   Accrued interest .........................................        97,000         97,000
                                                               ------------   ------------
      Total Current Liabilities .............................       224,000        563,000
                                                               ------------   ------------

LONG-TERM DEBT ..............................................     3,225,000      3,225,000
                                                               ------------   ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value:
      Authorized--2,000,000 shares
      Issued and outstanding--None ..........................             -              -
   Common stock, $.01 par value:
      Authorized--40,000,000 shares
      Issued and outstanding 12,259,667 and 12,134,675 at
      September 30, 1999 and December 31, 1998, respectively.       123,000        121,000
   Capital in excess of par value ...........................    30,293,000     30,171,000
   Accumulated deficit ......................................   (26,849,000)   (25,588,000)
                                                               ------------   ------------
NET STOCKHOLDERS' EQUITY ....................................     3,567,000      4,704,000
                                                               ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................  $  7,016,000   $  8,492,000
                                                               ============   ============

            See accompanying notes to financial statements .

                      FORTUNE NATURAL RESOURCES CORPORATION
                            STATEMENTS OF OPERATIONS


                                                            For the Nine Months Ended
                                                           ---------------------------
                                                           September 30,  September 30,
                                                               1999           1998
                                                           ------------   ------------
                                                                   (Unaudited)
REVENUES
   Sales of oil and gas, net of royalties ...............  $  1,136,000   $  1,511,000
   Other income .........................................        33,000        118,000
                                                           ------------   ------------
                                                              1,169,000      1,629,000
                                                           ------------   ------------
COSTS AND EXPENSES
   Production and operating .............................       330,000        477,000
   Provision for depletion, depreciation
     and amortization....................................       689,000      1,120,000
   Impairment to oil and gas properties .................             -        860,000
   General and administrative ...........................       960,000      1,142,000
   Notes restructuring cost .............................        61,000              -
   Interest paid in cash ................................       291,000        306,000
   Interest - amortization of deferred financing cost ...        99,000        353,000
                                                           ------------   ------------
                                                              2,430,000      4,258,000
                                                           ------------   ------------
LOSS BEFORE INCOME TAXES ................................    (1,261,000)    (2,629,000)
PROVISION FOR INCOME TAXES ..............................             -              -
                                                           ------------   ------------
NET LOSS ................................................  $ (1,261,000)  $ (2,629,000)
                                                           ============   ============

WEIGHTED AVERAGE  COMMON SHARES OUTSTANDING .............    12,188,875     12,130,015
                                                           ============   ============

NET LOSS PER COMMON SHARE (BASIC AND DILUTED) ...........  $      (0.10)  $      (0.22)
                                                           ============   ============

                 See accompanying notes to financial statements.

                      FORTUNE NATURAL RESOURCES CORPORATION
                            STATEMENTS OF OPERATIONS


                                                            For the Three Months Ended
                                                           ---------------------------
                                                           September 30,  September 30,
                                                               1999           1998
                                                           ------------   ------------
                                                                  (Unaudited)
REVENUES
   Sales of oil and gas, net of royalties ...............  $    460,000   $    388,000
   Other income .........................................         9,000         42,000
                                                           ------------   ------------
                                                                469,000        430,000
                                                           ------------   ------------
COSTS AND EXPENSES
   Production and operating .............................       128,000        118,000
   Provision for depletion, depreciation
     and amortization....................................       249,000        290,000
   Impairment to oil and gas properties .................             -        600,000
   General and administrative ...........................       311,000        328,000
   Interest paid in cash ................................        97,000         97,000
   Interest - amortization of deferred financing cost ...             -        162,000
                                                           ------------   ------------
                                                                785,000      1,595,000
                                                           ------------   ------------
LOSS BEFORE INCOME TAXES ................................      (316,000)    (1,165,000)
PROVISION FOR INCOME TAXES ..............................             -              -
                                                           ------------   ------------
NET LOSS ................................................  $   (316,000)  $ (1,165,000)
                                                           ============   ============

WEIGHTED AVERAGE  COMMON SHARES OUTSTANDING .............    12,234,202     12,134,222
                                                           ============   ============

NET LOSS PER COMMON SHARE (BASIC AND DILUTED) ...........  $      (0.03)  $      (0.10)
                                                           ============   ============


                 See accompanying notes to financial statements.

                      FORTUNE NATURAL RESOURCES CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                  AND THE NINE MONTHS ENDED SEPTEMBER 30, 1999



                                                              Capital in                                 Stock-
                                           Common Stock        Excess of    Treasury   Accumulated      holders'
                                        Shares      Amount     Par Value      Stock       Deficit        Equity
                                     ----------   ---------   -----------   --------   ------------   -----------
                              0
BALANCE, December 31, 1997.........  12,118,982   $ 121,000   $30,283,000   $(38,000)  $(22,313,000)  $ 8,053,000

Common stock issued for
   exercise of warrants............       5,512           -        13,000          -              -        13,000
Common stock contributed to
   401(k) Plan.....................      10,185           -        24,000          -              -        24,000
Cancellation of treasury stock.....           -           -       (38,000)    38,000              -             -
Voluntary exchange of public
   warrants for private warrants...           -           -       (59,000)         -              -       (59,000)
Repurchase of outstanding
   private warrants................           -           -       (52,000)         -              -       (52,000)
Common stock returned to treasury            (4)          -             -          -              -             -
Net loss...........................           -           -             -          -     (3,275,000)   (3,275,000)
                                     ----------   ---------   -----------   --------   ------------   -----------
BALANCE, December 31, 1998.........  12,134,675   $ 121,000   $30,171,000   $      -   $(25,588,000)  $ 4,704,000
                                     ==========   =========   ===========   ========   ============   ===========
Common stock contributed to
   401(k) Plan.....................      22,137           -        29,000          -              -        29,000
Warrants issued for
   note restructuring..............           -           -        61,000          -              -        61,000
Common stock issued for
   directors' fees.................     102,856       2,000        32,000          -              -        34,000
Common stock returned to treasury..          (1)          -             -          -              -             -
Net loss...........................           -           -             -          -     (1,261,000)   (1,261,000)
                                     ----------   ---------   -----------   --------   ------------   -----------
BALANCE, September 30, 1999
   (Unaudited).....................  12,259,667   $ 123,000  $ 30,293,000   $      -   $(26,849,000)  $ 3,567,000
                                     ==========   =========   ===========   ========   ============   ===========

                 See accompanying notes to financial statements.

                      FORTUNE NATURAL RESOURCES CORPORATION
                            STATEMENTS OF CASH FLOWS


                                                                   For the Nine Months Ended
                                                                  --------------------------
                                                                  September 30, September 30,
                                                                      1999         1998
                                                                  ------------  ------------
                                                                          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ..................................................... $ (1,261,000) $ (2,629,000)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
      Depletion, depreciation and amortization ..................      689,000     1,120,000
      Non-cash compensation expense .............................       20,000        20,000
      Common stock issued for directors' fees ...................       34,000             -
      Amortization of deferred financing cost ...................       99,000       353,000
      Impairment of oil and gas assets ..........................            -       860,000
      Notes restructuring cost ..................................       61,000             -
   Changes in assets and liabilities:
      Accounts receivable .......................................       55,000       241,000
      Prepaids ..................................................       40,000       (86,000)
      Accounts payable and accrued expenses .....................     (331,000)     (125,000)
      Royalties and working interest payable ....................       (8,000)      (26,000)
      Accrued interest ..........................................            -       (76,000)
      Other .....................................................        8,000        24,000
                                                                  ------------  ------------
   Net cash used in operating activities ........................     (594,000)     (324,000)
                                                                  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for oil and gas properties ......................     (302,000)   (3,032,000)
   Proceeds from sale of properties and equipment ...............            -     4,695,000
   Expenditures for other property and equipment
     and other assets............................................            -        17,000
                                                                   -----------  ------------
   Net cash provided by (used in) investing activities ..........     (302,000)    1,680,000
                                                                   -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of long term debt ..................................            -      (540,000)
   Proceeds from issuance of common stock .......................            -        13,000
   Expenditures for debenture exchange and other offerings.......            -       (59,000)
   Repurchase of private warrants ...............................            -       (52,000)
                                                                  ------------  ------------
   Net cash used in financing activities ........................            -      (638,000)
                                                                  ------------  ------------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS ..........................................     (896,000)      718,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..................    1,452,000     1,667,000
                                                                  ------------  ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ........................ $    556,000  $  2,385,000
                                                                  ============  ============

Supplemental information:
   Interest paid in cash ........................................ $    291,000  $    382,000
Non-cash transactions
   Common stock issued for 401(k) Plan contribution .............       29,000        24,000
   Common stock issued for directors' fees ......................       34,000             -
   Notes restructuring cost .....................................       61,000             -


                 See accompanying notes to financial statements.

                      FORTUNE NATURAL RESOURCES CORPORATION


                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999

(1)   LINE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      AND PROCEDURES

      The condensed financial statements at September 30, 1999, and for the periods then ended included herein have been prepared by Fortune Natural Resources Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Fortune believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Fortune's latest annual report on Form 10-K. Certain reclassifications have been made to prior period amounts to conform to presentation in the current period. In Fortune's opinion, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position and the results of its operations and its cash flows for the dates and periods presented. The results of the operations for these interim periods are not necessarily indicative of the results for the full year.

(2)   LONG-TERM DEBT

      At September 30, 1999, a summary of long-term debt is as follows:

                                                                  September  30,  December 31,
                                                                      1999           1998
                                                                   ----------      ----------
      Convertible Subordinated Notes due December 31, 2007.....    $3,225,000      $3,225,000

      Credit Lyonnais credit facility due January 11, 2000.....        10,000          10,000
                                                                   ----------      ----------

      Total long-term debt.....................................     3,235,000       3,235,000
      Less current installments................................       (10,000)        (10,000)
                                                                   ----------      ----------

      Long-term debt, excluding current installments...........    $3,225,000      $3,225,000
                                                                   ==========      ==========

      In March 1999, noteholders representing $2,295,000 principle amount of the Convertible Subordinated Notes agreed to amend the conversion price of their notes. As a result, these amended notes are convertible into Fortune's common stock at a conversion price of $0.75 per share, subject to adjustment for certain recapitalizations or dividends of Fortune. The remaining $930,000 principal amount of notes are convertible into Fortune's common stock at a conversion price of approximately $0.33 per share, subject to adjustment for certain recapitalizations or dividends of Fortune. All notes are convertible by the holders and/or redeemable by Fortune. The notes are redeemable by Fortune at a premium that reduces monthly from 10% to zero from May 1999 to November 2000. As of October 1, 1999, the premium on redemption was 7.2% of par. Any such premium on redemption is waived if Fortune's common stock price averages at least $4.50 per share for 30 consecutive trading days. The notes are subordinate to all of Fortune's secured debt, including the credit facility with Credit Lyonnais. The notes bear interest at a rate of 12% per year, payable quarterly. The cost incurred to issue the original notes has been amortized as additional interest expense over the 18-month period ended May 1, 1999, the first date that the notes were convertible. As a result of this amortization of issuance costs, the effective interest rate of the notes over this 18-month period was 21.2%. If the notes are held to maturity, the effective interest rate to maturity will be 13.4%.

      For agreeing to amend their conversion price, the amending noteholders received one three-year warrant, exercisable at $1 each, for each share into which each of their notes is now convertible. Fortune valued this warrant at $0.02 per warrant and expensed the value of all such warrants during the first quarter of 1999 as note restructuring cost.

      Fortune's $20 million credit facility with Credit Lyonnais New York Branch was to expire July 11, 1999; however, it has been extended to January 11, 2000. Upon mutual consent, it is extendable through July 11, 2000. On March 31, 1998, Fortune repaid all but $10,000 of the outstanding balance of the credit facility with a portion of the proceeds from the sale of East Bayou Sorrel. (See note 6). Prior to its sale of the East Bayou Sorrel field, Fortune's borrowing base was $2 million. The bank has not redetermined the borrowing base subsequent to this sale; consequently Fortune does not know how much, if any, is currently available for borrowing under this credit facility. Once the borrowing base is redetermined, Fortune may borrow up to that amount for acquisitions and development projects approved by Credit Lyonnais at either 1.25% above Credit Lyonnais' base rate or 4% above LIBOR. The credit facility is secured by a mortgage on all of Fortune's existing proved oil and gas properties. Fortune is also required to pay a commitment fee of 0.5% on the unused portion, if any, of the borrowing base.

      Primarily as a result of the lower revenues after the sale of East Bayou Sorrel, Fortune was unable to meet the 3 to 1 coverage ratio of cash flow to fixed-charges which is required by the credit facility for the twelve-months period ended September 30, 1999. Fortune has requested a waiver of this covenant from the bank for the period ended September 30, 1999.

      The $10,000 balance on the credit facility matures January 11, 2000.

(3)   INCOME TAX EXPENSE

      No provision for income taxes was required for the three and nine months ended September 30, 1999.

      At September 30, 1999, Fortune estimates it had cumulative net operating loss carryforwards for federal income tax purposes of approximately $20 million which are significantly restricted under IRC Section 382. These carryforwards are available to offset future federal taxable income, if any, with various expirations through 2014. Fortune also has net operating loss carryforwards in certain states, including California, New Mexico and Texas, with various expiration dates and restrictions. Fortune is uncertain as to the recoverability of these deferred tax assets and has therefore applied a 100% valuation allowance.

      Fortune has available IRC Section 29 Tax Credits that may be used to reduce or eliminate any corporate taxable income in future years. It is uncertain at this time to what extent Fortune will be able to utilize these federal tax credits, as their utilization is dependent upon the amount, if any, of future federal income tax incurred, after exhausting Fortune's net operating loss carryforwards.

(4)   LEGAL PROCEEDINGS

      There are no material pending legal proceedings involving any of Fortune's properties or which involve a claim for damages which exceed 10% of Fortune's current assets.

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

(5)   COMPUTATION OF LOSS PER SHARE

      Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted earnings per common share are not presented because the issuance or conversion of additional securities would have an antidilutive effect.

(6)   SALE OF EAST BAYOU SORREL

     On March 31, 1998, Fortune sold its interest in the East Bayou Sorrel field, Iberville Parish, Louisiana to National Energy Group, Inc. for cash in the amount of $4,695,000. The properties sold consisted of Fortune's interest in the Schwing #1 and #2 wells and associated leases, facilities and interests.

    The Schwing #1 and #2 wells began producing in January 1997 and June 1997, respectively. Although both wells were shut-in from March 13, 1998 through the date of the sale to repair production facilities, they accounted for a significant portion of Fortune's oil and gas production through that date. Selected unaudited financial information attributable to Fortune's interest in the East Bayou Sorrel field as reported in its 1998 financial results is as follows:

                                          Nine Months Ended
                                          September 30, 1998
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

      This represented 15% and 13% of Fortune's oil and gas revenues and production for the first nine months of 1998. Consequently, Fortune's revenues and cash flow from operations have decreased significantly since the sale.

      Because the sale of East Bayou Sorrel represented less than 25% of Fortune's proved reserve quantities, all of the proceeds of $4,695,000 were credited to capitalized oil and gas properties as of March 31, 1998.

                      FORTUNE NATURAL RESOURCES CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF 1999 OPERATING RESULTS TO 1998

QUARTER ENDED SEPTEMBER 30, 1999 AND 1998

      Fortune's oil and gas revenues continue to improve as a result of higher oil and gas prices. Furthermore, successful drilling results are partially offsetting production declines from depletion. New production from two successful year-end 1998 drilling projects, at South Timbalier Block 86 and Espiritu Santo Bay, began contributing revenues during the quarter ended June 30, 1999. Revenues from Bay Marchand Block 5 and the Bacon prospect began contributing revenues during the third quarter of 1999. Increases in oil and gas prices offset lower oil and gas production. Consequently, Fortune's revenues from sales of oil and gas for the quarter ended September 30, 1999 of $460,000 increased 19% over the $388,000 reported during the third quarter of 1998. This represents the highest quarterly oil and gas revenues reported by Fortune since our sale of East Bayou Sorrel on March 31, 1998. As a result, Fortune's net loss improved to $316,000 during the third quarter of 1999 compared to a net loss of $1,165,000 for the same 1998 period. The lower 1999 loss is due to a combination of the higher oil and gas prices, absence in 1999 of a writedown for impairment to oil and gas properties and a reduction in most costs as a result of our cost reduction plan implemented in January 1999. This $316,000 loss is the lowest quarterly loss reported by Fortune since the fourth quarter of 1996 and is the fourth consecutive quarter in which our reported loss has declined.

      Gas production decreased 4% during the third quarter of 1999 versus 1998. New production from primarily gas discoveries almost fully offset depletion on existing properties. Fortune's oil production decreased 28% during the third quarter of 1999 versus 1998. Depletion was the primary contributor to the oil decrease.

      Gas prices on Fortune's production averaged $2.60 per Mcf for the third quarter of 1999 as compared to $2.09 per Mcf for the same 1998 period (a 24% increase). Oil prices averaged $18.98 per barrel for the third quarter of 1999 compared to $11.75 per barrel for the same 1998 period (a 62% increase).

      Production and operating expense increased by $10,000 (8%) for the third quarter of 1999 versus 1998 because of higher production taxes and more producing properties in 1999.

      Non-cash amortization of debt financing costs has declined because all such costs were fully amortized by the end of April 1999.

      Fortune's provision for depletion, depreciation and amortization (DD&A) decreased by $41,000 (14%) in the third quarter of 1999 as compared to 1998 primarily because of lower production and past ceiling test impairments. Fortune recorded an impairment to oil and gas properties of $600,000 during the third quarter of 1998. Primarily as a result of higher oil and gas prices and the effect of past impairments, no impairment was recorded in the third quarter of 1999.

NINE MONTHS ENDED SEPTEMBER 30, 1999 VS. 1998

      During the first nine months of 1999, Fortune's net loss improved to $1,261,000 compared to a net loss of $2,629,000 for the same 1998 period. Lower expenses in almost all categories in 1999 more than offset a decline in revenues. Significantly lower oil and gas production resulted in net oil and gas revenues decreasing by $375,000 (25%) in the first nine months of 1999, compared to the same 1998 period. The East Bayou Sorrel field, which accounted for 15% and 13% of first nine months 1998 revenues and production, respectively, was sold on March 31, 1998 for $4.7 million. See note 6 to the financial statements for a discussion of this sale and its impact on Fortune's operating results.

      Fortune's oil production decreased 64% during the first nine months of 1999 versus 1998. Gas production decreased 11% during the first nine months of 1999 versus 1998. The sale of East Bayou Sorrel and depletion were the primary contributors to these decreases.

      Gas prices on Fortune's production averaged $2.25 per Mcf for the first nine months of 1999 as compared to $2.23 per Mcf for the same 1998 period (a 1% increase). Oil prices averaged $16.27 per barrel for the first nine months of 1999 compared to $13.38 per barrel for the same 1998 period (a 22% increase).

      Production and operating expense decreased by $147,000 (31%) for the first nine months of 1999 versus 1998 because of the lower production discussed above and the absence of workovers and operating problems during 1999.

      General and administrative expense decreased by $182,000 (16%) primarily because of reductions which have been made in response to lower oil and gas prices. In connection with Fortune's efforts to reduce cash outlays, the board of directors voted, effective January 1, 1999, to begin paying the quarterly $2,500 per outside director fee in Fortune common stock instead of cash.

      Interest expense paid in cash decreased by $15,000 (5%) for the first nine months of 1999 over 1998 due to a lower debt balance. The lower debt balance resulted from Fortune paying off substantially all of its credit facility at March 31, 1998 with a portion of the proceeds of the sale of East Bayou Sorrel. Non-cash amortization of debt financing costs has declined because all such costs were fully amortized at the end of April 1999.

      Fortune's provision for depletion, depreciation and amortization (DD&A) decreased by $431,000 (38%) in the first nine months of 1999 as compared to 1998 primarily because of lower production and a lower property balance as a result of the sale of the East Bayou Sorrel property and past ceiling test impairments.

LIQUIDITY AND CAPITAL RESOURCES

      CASH BALANCE, WORKING CAPITAL AND CASH FLOWS FROM OPERATING ACTIVITIES

      Fortune used $594,000 of cash in its operating activities during the first nine months of 1999 compared to $324,000 during the same 1998 period. Before considering the effect of changes in non-cash working capital accounts, operating cash flow used was $(347,000) during 1999 compared to $(276,000) during 1998. Lower oil and gas production, as discussed above, accounts for this decrease in cash flow. Working capital at September 30, 1999 decreased from December 31,1998 because of the negative cash flow from operating activities and the capital expenditures discussed below. Cash flow increased in the third quarter of 1999 compared to the prior quarters ended March 31, 1999 and June 30, 1999 as the production from two recently completed wells at Espiritu Santo Bay, the recently completed farmout wells at South Timbalier 86 and Bay Marchand Block 5 and the recently completed well in Mississippi commenced production. Also, oil and gas prices have increased since March 31, 1999.

      CASH USED IN INVESTING ACTIVITIES - CAPITAL EXPENDITURES

      Expenditures for oil and gas properties for the first nine months of 1999 were $302,000 compared to $3,032,000 for 1998. The 1999 expenditures include primarily:

      -     additional leases at Espiritu Santo Bay;

      -     seismic interpretation at Espiritu Santo Bay and LaRosa;

      - completion expenditures for two wells at Espiritu Santo Bay, ST 216 #16 and ST 210 #5;

      - completion expenditures for the Bacon prospect well drilled in Mississippi;

      - expenditures for the Espiritu Santo Bay ST 164 #4 well which was plugged and abandoned in May 1999; and

      - drilling expenditures for a La Rosa well that was plugged and abandoned in August 1999.

      Fortune did not incur any expenditures on the South Timbalier 86 and Bay Marchand Block 5 wells because Fortune farmed out these properties retaining overrides of 3.17% and .5%, respectively. The South Timbalier 86 override converts to 4% after payout. The Bay Marchand Block 5 farmout acreage was unitized with acreage containing another producing well. This unitization resulted in Fortune's revenue interest decreasing to 0.24% over the newly-combined acreage block.

      The 1998 expenditures include primarily:

      - drilling and completion expenditures for the third well at East Bayou Sorrel, which was plugged on March 5, 1998;

      -     drilling and completion operations at LaRosa;

      -     drilling costs for a dry hole at the S.W. Segno prospect;

      - land, seismic and well costs for the dry holes at Whiskey Pass and Sea Serpent; and

      -     land, seismic and drilling costs for Espiritu Santo Bay.

      During the third quarter of 1999, Fortune and substantially all of the working interest owners at Espiritu Santo Bay farmed out their interest in the first deep Espiritu Santo Bay prospect delineated from the proprietary 3-D seismic to McMoRan Oil and Gas, LLC, a wholly-owned subsidiary of McMoRan Exploration Company.

      Under the terms of the farmout agreement, McMoRan and its exploration program partners will pay 100% of all drilling, completion, testing and facilities costs for the farmout well in exchange for 50% of Fortune's working interest in the prospect. McMoRan will retain 100% of Fortune's interest and pay 100% of all costs until it recovers all of its costs out of production revenues. Upon such payout, Fortune will back in for 50% of its original interest in the prospect. McMoRan has agreed to limit the recovery of its costs of the drilling of the well in the event of any significant drilling cost overruns. The farmout well, which McMoRan spud the weekend of October 30, 1999, is currently drilling.

      The farmout agreement establishes a 22 square mile area of mutual interest
(AMI) around the prospect, grants McMoRan a license to approximately 22 square miles of Fortune's 135 square miles of 3-D seismic data and grants McMoRan an option to acquire 50% of Fortune's interest in the AMI by paying Fortune 50% of certain of its costs in the AMI. The agreement also provides that Fortune will bear its "after-payout" share of drilling and completion costs for subsequent wells on the acreage subject to the farmout. Fortune's working interest in the AMI prior to the farmout ranged from 7.3% to 12.5%.

      Fortune believes that it has sufficient capital to pursue additional drilling at Espiritu Santo Bay. However, if early wells are unsuccessful or encounter significant drilling problems or delays, Fortune may need to make additional significant reductions in overhead or raise additional capital to pursue its business strategy.

OIL AND GAS PRICES

      Conditions outside of our control influence the prices we receive for oil and gas. As of October 27, 1999, Fortune was receiving an average of approximately $21.00 per barrel for its oil production and $2.70 per Mcf for its gas production.

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

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

      In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts and for hedging activities. SFAS 133, as amended, is effective for all fiscal years beginning after June 15, 2000. Fortune has not historically utilized derivative instruments; accordingly, the impact upon Fortune of SFAS 133 is not expected to have an effect on the reporting of future operating results.

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

      FORTUNE'S RELIANCE ON EXPLORATORY PROJECTS INCREASES THE RISKS INHERENT IN THE OIL AND GAS INDUSTRY. Our current investments are primarily in exploration projects, where the risks are substantially greater than projects involving already producing formations. We anticipate that one or more of our next wells will be designed to test formations that are deeper than known production in Espiritu Santo Bay. These formations have not been extensively tested to date. The exploration risks, therefore, are higher on this project than they might be where a greater number of underground references exist. Fortune has realized less success than originally anticipated in drilling some of its recent prospects and we expect that a substantial number of our future projects could experience similar results.

      FORTUNE HAS INCURRED NET LOSSES FOR EACH OF THE LAST SEVERAL YEARS. Fortune has incurred substantial net losses for several years. Although we have made significant budget cuts in 1999, oil and gas prices continue to fluctuate significantly. This makes it likely that losses will continue. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      FORTUNE IS NOT CURRENTLY REPLACING ALL OF ITS EXISTING RESERVES. We are not adding reserves at present at the same pace at which they are being produced. Therefore, without adding additional reserves in the future, our oil and gas reserves and production will decline.

      OUR REVENUE IS DEPENDENT UPON A LIMITED NUMBER OF PRODUCING WELLS. Over 30% of our oil and gas revenues, cash flow, and proved oil and gas reserves are currently accounted for by a single well at South Timbalier Block 76. This well was shut-in for repairs for one month in 1997 and for over two months during 1996 as the result of mechanical failures. A significant curtailment or loss of production for a prolonged period before we could replace the reserves would have a material adverse effect on our projected operating results and financial condition.

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

      ACCOUNTING METHOD MAY RESULT IN ADDITIONAL WRITE-DOWNS OF OIL AND GAS PROPERTY COSTS. We report our operations using the full-cost method of accounting for oil and gas properties. Under these rules, the net capitalized costs of properties may not exceed a "ceiling" limit of the tax-effected, discounted present value of estimated future net revenues from proved reserves, plus the lower of cost or fair market value of unproved properties. The risk that we will be required to write down the carrying value of our properties increases when oil and gas prices are depressed or unusually volatile or when previously unevaluated properties are determined to be worth less than their cost. Fortune has recognized significant impairments in past periods. As a result of continued fluctuating oil and gas prices, it is likely that we will incur further impairments in future periods.

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

      Fortune's debt structure is comprised of:

             Stated                 Balance
          Interest Rate       September 30, 1999       Matures
          -------------       ------------------       -------
            12% Fixed             $3,225,000            2007

        Variable at banks
       Base rate + 1 1/4% or
           LIBOR + 4%                $10,000            2000

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)   EXHIBITS

      Exhibit No.    Description
      -----------    -----------

         27.1*       Financial Data Schedule.


(B)   REPORTS ON FORM 8-K / 8K-A

      A report on Form 8-K was filed with the Securities and Exchange Commission on September 15, 1999 to report Fortune's press releases announcing farmout of first deep prospect at Espiritu Santo Bay.

      A report on Form 8-K was filed with the Securities and Exchange Commission on November 2, 1999 to report Fortune's press release of its third quarter 1999 financial results.


*Filed herewith.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 FORTUNE NATURAL RESOURCES CORPORATION



                                 By: /s/ TYRONE J. FAIRBANKS
                                     ---------------------------------
                                     Tyrone J. Fairbanks
                                     President and Chief Executive Officer




                                 By: /s/ J. MICHAEL URBAN
                                     ---------------------------------
                                     J. Michael Urban
                                     Vice President and Chief Financial
                                       and Accounting Officer


Date:  November 2, 1999