Form 10KSB
period 1999-12-31
FORTUNE NATURAL RESOURCES CORP
filed 2000-03-30
CIK 38242

1999


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                   FORM 10-KSB


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

       Registrant's telephone number, including area code: (281) 872-1170

Securities registered pursuant to Section 12(b) of the Act:

       Title of Each Class                 Name of exchange on which registered
       -------------------                 ------------------------------------
  Common Stock, $.01 par value                  None - Common stock quoted
                                                   on OTC Bulletin Board

Securities registered pursuant to section 12(g) of the Act:    None


--------------------------------------------------------------------------------
                                (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

      State issuers revenues for its most recent fiscal year $1,492,000.

      State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within 60 days prior to the date of filing.


      The aggregate market value of voting stock held by non-affiliates at March 17, 2000: $9,174,000


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

       Shares of common stock outstanding as of March 17, 2000: 16,349,530


                       DOCUMENTS INCORPORATED BY REFERENCE

      List hereunder the following documents if incorporated by reference and the Part of Form 10-KSB into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

                                      None

                                     PART I

ITEMS 1 AND 2.   BUSINESS AND PROPERTIES

GENERAL


      Fortune Natural Resources Corporation is an independent public oil and gas exploration and production company. We explore, develop and produce oil and gas from properties located primarily onshore and offshore Louisiana and Texas.

      Fortune primarily explores for significant oil and gas reserves using advanced 3D seismic and computer aided exploration technology. We believe that the use of this technology provides more accurate and comprehensive geological data for evaluating drilling prospects than traditional 2D evaluation methods. Fortune has been acquiring interests in oil and gas prospects on the Gulf Coast and is continually evaluating 3D and 2D exploration projects. Fortune also seeks to acquire producing properties at attractive prices.

STRATEGY

      Fortune's strategy is to invest in a diversified portfolio of oil and gas exploration and development properties within its area of interest. Fortune mitigates the risks of exploration drilling by generally taking minority interests in projects with large potential reserves and development potential. Fortune has invested in seismic programs to identify new exploration prospects, in exploration prospects ready to drill, and in producing properties with additional development potential, each described in more detail below.

      Fortune seeks to participate, generally as a minority, non-operating interest holder, in a variety of exploration and development projects with industry partners. Fortune's approach to prospect acquisition is twofold. It seeks prospects on an opportunistic basis by evaluating individual prospect opportunities presented to it by other oil and gas companies or consultants. It also seeks to develop prospects through multi-year strategic joint ventures designed to evaluate a large area for potential drilling prospects. An example of this approach is the venture commenced in 1997 along the Texas coast at Espiritu Santo Bay.

      Fortune and its partners use advanced technologies including, where appropriate, 3D seismic and CAEX technology in defining and evaluating drilling prospects. Fortune believes that these techniques have undergone important technological advances in recent years and that their use can provide Fortune with a more accurate and complete prospect evaluation. These advancements should materially increase the likelihood of finding commercial quantities of oil and gas at lower reserve finding costs.

      Although Fortune does not currently operate properties or originate exploration prospects, it actively participates in the evaluation of those properties and prospects. In order to employ advanced technology while controlling fixed operating costs, Fortune relies heavily on industry consultants for its project evaluations. With aggressive downsizing and reorganizing by larger oil companies in recent years, Fortune has found that highly qualified prospect originators and technical advisors are available as consultants and joint venturers. This enables Fortune to acquire expert technical assistance in its target geographic areas while avoiding the overhead associated with a larger number of employees.

      Fortune employs the services of Interpretation3, a consulting company headed by Daniel Shaughnessy, formerly an exploration supervisor with Mobil Oil Company, to assist in evaluating prospects. Mr. Shaughnessy became a director of Fortune in early 1997. Fortune employs Huddleston & Co., Inc., Houston, Texas, independent petroleum engineers, to estimate reserves in successful wells and in certain properties being evaluated for acquisition. Fortune does not have contracts with these consultants that obligate the consultants to continue their availability to Fortune. However, we believe that these consultants will continue to be available to provide services to Fortune for the foreseeable future.

      Substantially all of our current and proposed activities involve a high degree of risk, including the risk that we will make substantial investments in properties and wells without achieving commercial production. While Fortune attempts to manage risk through careful evaluation of potential investments and diversification, our efforts may not result in successful development of oil or gas wells.


EXPLORATION ACTIVITIES

      Fortune reviews prospects developed by companies that have particular expertise in specific exploration areas and uses its own consultants and management knowledge to analyze the exploration data. Taking a minority non-operating position in high-potential projects exposes Fortune to potentially significant discoveries while minimizing its losses if the exploration wells are unproductive. Recent significant exploration projects undertaken by Fortune include the 3D seismic surveys at Espiritu Santo Bay and LaRosa Field, both of which are discussed below.

PROPERTY ACQUISITION ACTIVITIES

      Prior to mid-1994, Fortune focused its efforts on acquiring producing properties in an effort to take advantage of competitive prices for proved reserves with development potential. In mid-1994, Fortune made a strategic decision to shift its emphasis from acquiring producing properties to exploring for oil and gas reserves, although Fortune continues to examine attractive acquisition opportunities. Increasing price competition for attractive producing properties as well as the recent important advances in exploration technology prompted this decision. To help facilitate its exploration strategy and focus its efforts, Fortune sold all of its California properties and relocated its offices to Houston, Texas in early 1996.

SIGNIFICANT PROPERTIES AND ACTIVITIES

ESPIRITU SANTO BAY PROPRIETARY 3D SEISMIC EXPLORATION JOINT VENTURE, OFFSHORE CALHOUN COUNTY, TEXAS

      In early 1997, Fortune entered into a multi-year proprietary 3D seismic joint venture to evaluate and identify exploration prospects in a 166.5 square mile AMI in and around the Texas transition zone, including the intracoastal waters at Espiritu Santo Bay. Fortune owns a 12.5% working interest in the joint venture which has completed a 135-square mile proprietary 3D seismic survey. Fortune and its working interest partners currently own 33,701 leasehold acres. The joint venture agreement extends through July 15, 2002 but may be extended if necessary.

      Seismic acquisition activities began in April 1997 and were completed in September 1997. The seismic data has been processed and is continually being interpreted. Each partner may elect whether to participate in drilling an initial well or farm out all or part of its interest to other joint venture partners or third parties. Over a dozen prospects have been delineated to date. No assurance can be given, however, that significant commercial quantities of hydrocarbons will be discovered. Drilling began in September 1998. Six wells have been drilled to date. Two have been plugged, two have been completed, one is pending production testing as is discussed below. The sixth, State Tract 164 #4, is a potential discovery that experienced an underground blowout in late 1998. This well was plugged in 1999 because of that blowout, but may be redrilled in the future.

      During the third quarter of 1999, Fortune and substantially all of the working interest owners at Espiritu Santo Bay farmed out their interest in the first deep Espiritu Santo Bay prospect to McMoRan Oil and Gas, LLC ("McMoRan"), a wholly-owned subsidiary of McMoRan Exploration Company.

      Under the terms of the farmout agreement as it relates to Fortune, McMoRan and its exploration program partners pay 100% of all drilling, completion, testing and facilities costs for the farmout well attributable to Fortune's interest in exchange for 50% of Fortune's working interest in a 3,200 acre prospect area. Fortune retained the right to 50% of its original interest in the well once McMoRan recovers all of its costs out of production revenues and its proportionate share of an approximate 3.4% overriding royalty interest. McMoRan has agreed to limit the recovery of its costs of the drilling of the well in the event of any significant drilling cost overruns.

      The farmout agreement established a 22 square mile area of mutual interest
(AMI) around the prospect and granted McMoRan a license to approximately 22 square miles of Fortune's 135 square miles of 3-D seismic data. The agreement also granted McMoRan an option, which has expired unexercised, to acquire 50% of Fortune's interest in additional acreage in the 22 square mile AMI by paying Fortune 50% of certain of its costs in that acreage. Fortune will bear its "after-payout" share of drilling and completion costs for subsequent wells on the 3,200 acre prospect subject to the farmout. Fortune's working interest in the 3,200 acre prospect prior to the farmout was approximately 7.4%.

      The farmout well, the State Tract 210 #6, was spud on November 1, 1999 and reached total depth on December 14, 1999. McMoRan ran casing to total depth and began evaluating the sands encountered in the well to assess future operating alternatives. In March 2000, McMoRan informed Fortune that it did not plan to test the State Tract 210 #6 but that it may be interested in participating in another well on the farmout acreage. Fortune and its other partners at Espiritu Santo Bay are negotiating to reach an agreement which will permit such a test to be conducted at no cost to McMoRan. No assurance can be given that the parties will ultimately enter into such an agreement.

      Petro-Guard proposed a shallow well which was drilled in early 2000 on acreage outside of the McMoRan farmout area. Fortune elected to not participate in this well because we believed that the estimated well economics did not justify it being drilled. Fortune expects to participate in additional drilling on the Espiritu Santo Bay property.

LA ROSA PROPRIETARY 3D SEISMIC EXPLORATION PROGRAM, REFUGIO COUNTY, TEXAS

      In 1994, Fortune acquired an undivided 50% interest in the La Rosa Field, a producing oil and gas field. In January 1997, Fortune's working interest was reduced to a 37.5% working interest as the result of an after-payout back-in. On February 13, 1997, Fortune and its partners commenced a proprietary 3D seismic survey covering 24 square miles over the La Rosa Field and surrounding acreage in Refugio County, Texas. The survey was conducted using state-of-the-art technology. Processing was completed in September 1997. Fortune farmed out 50% of its rights in this seismic program in exchange for the payment of all of Fortune's 3D survey costs. Accordingly, Fortune currently owns an undivided 18.75% working interest in all newly-generated prospects. Fortune maintains its 37.5% working interest in all production from wellbores existing prior to shooting the 3D seismic survey.

      Fortune and its working interest partners currently own 5,536 acres in the field. The first well drilled based upon the 3D data was spudded December 2, 1997. Since then 9 additional wells have been drilled. Five of these wells have been completed and five have been plugged and abandoned. Additional drilling is expected on this property. During 1999, Fortune incurred $227,000 of seismic interpretation, leasing and well costs.

TRANSITION ZONE AND TIMBALIER TRENCH PROPERTIES - OFFSHORE LOUISIANA

      Fortune owns varying working or royalty interests in eight projects located in the transition zone and Timbalier Trench regions offshore Louisiana. Fortune has farmed out its interest in three of the projects, retaining overriding royalties and/or the right to participate as a working interest owner. Two of prospects farmed out now have producing wells as discussed below. Fortune has a 100% working interest on one of the remaining projects and an approximate 50% working interest in three others.

      Sonat Exploration Company successfully completed a well in late 1998 on one of the farmout prospects, South Timbalier Block 86. Fortune owns a 3.166% override before payout, which increases to a 4% override after payout, in this project. Production commenced in March 1999; current production from this well is approximately 3 MMCFD of gas and 25 BOPD. Fortune also recently farmed out its interest in Bay Marchand Block 5 to Bois d'Arc Operating Corporation, which successfully completed a well in the spring of 1999. Fortune's leasehold interest was unitized with adjacent producing acreage. As a result, Fortune now owns a 0.24% overriding royalty interest in the entire unit, which contains two wells producing from three zones. This unit is producing approximately 400 MCFD of gas and 500 BOPD. As production decreases in the oil and gas zones currently producing on these two projects, significant reserves and production are anticipated from future recompletions into additional oil and gas zones behind pipe.

      The remaining projects are being evaluated for drilling, farmout or resale opportunities.

SOUTH TIMBALIER BLOCK 76 - FEDERAL WATERS, OFFSHORE LOUISIANA

      South Timbalier Block 76 is Fortune's most prolific producer, accounting for approximately one-third of Fortune's revenues and proved reserves in 1999. This property, acquired in December 1995, includes a producing well which was completed in 1990, a drilling and production platform and a transmission line. Fortune owns a 12.5% working interest in the property.

      The South Timbalier 76 well has been shut-in in prior years for significant workovers. The most recent workover caused the well to be shut-in from March 24 to April 19, 1997 to repair a leak in the casing. Fortune's share of the costs of this workover was approximately $360,000. The well has also experienced significant production decline since the latest workover and Fortune's independent petroleum engineers estimate the current producing zone is scheduled to fully deplete in 2000. Notwithstanding these shut-ins and decline, the well has already returned over two times Fortune's initial investment, and Fortune is evaluating the possibilities for additional development.

BACON AND WEST BACON PROSPECTS - CHICKASAW COUNTY, MISSISSIPPI

      Fortune has participated in four wells in Mississippi's Black Warrior Basin, including one well after year end 1999. The Brand 24-5 #1 well was logged and completed in late September 1999 with Lewis and Evans sand pay zones 35 feet structurally higher to the same zones in our Anderson #24-7 discovery in December 1998. Fortune owns a 10% working interest in the new discovery. Fortune's cost for this well was approximately $19,000. The Lewis sand is currently producing approximately 430 MCFD and the Evans sand is expected to be completed after the Lewis sand depletes.

      The Bacon Prospect Anderson #24-7 was logged and completed on December 28, 1998 with three pay zones totaling approximately 95' of gross pay and 29' of net pay. The bottom pay sand, the Lewis, was completed during the second quarter of 1999 and is currently producing about 80 MCFD. The upper zones of interest (the Evans and Abernathy "B" sands) will not be tested until the lower zone has depleted. Fortune owns a 10% working interest in the discovery. Fortune's cost for the shallow well was approximately $26,000.

      The Ivy 24-11 was spud February 22, 2000 and logged on February 28, 2000. The well appears to be productive in the Lewis and Abernathy sands and the operator plans to dually complete these sands during March 2000, weather permitting. The operator also plans to conduct additional drilling in this field.

      Earlier in December 1998, the West Bacon Prospect was drilled as a dry hole. Fortune owned a 25% working interest in that well; its share of dry hole and abandonment costs was approximately $36,000.

DIVESTITURE OF EAST BAYOU SORREL, IBERVILLE PARISH, LOUISIANA

      On March 31, 1998, Fortune sold its interest in the East Bayou Sorrel field to the field operator for cash in the amount of $4,695,000. The properties sold consisted of Fortune's interest in the Schwing #1 and #2 wells and all of Fortune's leases, facilities and interests in the East Bayou Sorrel operating area.

      Fortune's interest in the two productive wells at East Bayou Sorrel was pledged to secure a credit facility with Credit Lyonnais. The total balance outstanding under the credit facility prior to this sale was $550,000. Upon closing the sale of the field, Fortune paid all but $10,000 of the outstanding balance of the credit facility.

      The Schwing #1 and #2 wells began producing in January 1997 and June 1997, respectively. Although both wells were shut-in from March 13, 1998 through the date of the sale to repair production facilities, they accounted for a significant portion of Fortune's oil and gas revenues during 1997 and proved reserves as of December 31, 1997. A third well in the field, the Schwing #3, was spudded October 9, 1997, but was temporarily plugged and abandoned on March 5, 1998 pending further evaluation of the well's potential. During 1997 and 1998, Fortune incurred approximately $1 million to drill and attempt completion of the Schwing #3.

BELLE PEPPER AND BELLE JEFFERS FIELDS, WEBB COUNTY, TEXAS

      In 1995, Fortune acquired interests in approximately 2,300 acres of mineral leases, including nine currently producing gas wells, in the Belle Pepper and Belle Jeffers Fields. The Lobo sand in this area has very low permeability, under one millidarce, which has qualified all the acquired production as a "tight" gas sand. As a tight gas sand, the production from the nine wells drilled before January 1, 1993 is exempt from Texas state severance tax. Fortune has a 20% interest in a proved undeveloped in-fill location within the Belle Pepper field.

AWP FIELD, MCMULLEN COUNTY, TEXAS

      In 1992, Fortune acquired a 10% working interest in the AWP Field. The field includes approximately 3,500 acres of oil and gas leases, 48 producing oil and gas wells and nine proved undeveloped locations remaining to be drilled on either 40 or 80 acre spacing. Fortune's estimated share of the drilling and completion costs for each of these undeveloped locations is $48,000. In February 1996, developmental drilling resumed with the Bracken Ranch #47 well which was successfully completed as a producer. The Bracken Ranch #48 well was completed as a producer in January 1997.

DRILLING ACTIVITIES

      The following table sets forth information regarding wells drilled by Fortune in the years ended December 31, 1999, 1998 and 1997:

                             WELL DRILLING ACTIVITY

                                          Year Ended December 31,
                              ---------------------------------------------
                                  1999             1998           1997
                              -------------   -------------   -------------
                              Gross    Net    Gross    Net    Gross    Net
                              -----   -----   -----   -----   -----   -----
      Exploratory Wells
        Productive                2    0.29       8    1.14       -       -
        Dry                       2    0.39      11    1.83       1    0.13
                              -----   -----   -----   -----   -----   -----
                                  4    0.68      19    2.97       1    0.13
                              =====   =====   =====   =====   =====   =====

      Development Wells
        Productive                -       -       -       -       1    0.13
        Dry                       -       -       -       -       -       -
                              -----   -----   -----   -----   -----   -----
                                  -       -       -       -       1    0.13
                              =====   =====   =====   =====   =====   =====

      Four farmout wells were also drilled or completed in 1999 on behalf of Fortune on acreage either owned by Fortune or unitized with Fortune acreage. Three of these wells were productive and the fourth is being evaluated. These wells are discussed above.

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

      The oil and gas reserve estimates at December 31, 1999, 1998 and 1997 were determined by Huddleston & Co., Inc., Houston, Texas, independent petroleum engineers. Such estimates are subject to numerous uncertainties inherent in the estimation of proved reserves and in the projection of future production, costs and prices. The accuracy of any reserve estimate is a function of available data and of engineering and geological interpretation and judgment. Estimates of the economically recoverable oil and gas reserves and classifications of such reserves based on risk of recovery by different engineers or by the same engineers at different times, may vary substantially. The "Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves," determined from such reserve data, are estimates only. They should not be construed to be the current market values of Fortune's oil and gas reserves or the costs that would be incurred to obtain equivalent reserves. While these reserve estimates are believed to be reasonable, they should be viewed with the understanding that future production, development drilling and changes in pricing will affect the reserve estimate.

      The following sets forth estimated proved oil and gas reserves as determined by Fortune's independent petroleum engineers attributable to Fortune's interests in oil and gas properties as of December 31, 1999, 1998 and 1997. These estimates are based in part on the price at which the product was sold as of the end of each year.


                        ESTIMATED NET RESERVE QUANTITIES

                                                        December 31,
                                           ------------------------------------
                                              1999         1998         1997
                                           ----------   ----------   ----------
      Total Proved Reserves:
        Oil (Bbls).......................      88,000      106,000      257,000
        Gas (Mcf)........................   3,000,000    3,082,000    3,217,000
      MCFE (oil at 6 MCFE to 1 Bbl)......   3,526,000    3,718,000    4,759,000

      Total Proved Developed Reserves:
        Oil (Bbls).......................      28,000       47,000      198,000
        Gas (Mcf)........................   1,371,000    1,413,000    1,548,000
      MCFE (oil at 6 MCFE to 1 Bbl)......   1,538,000    1,695,000    2,736,000


      The slight decrease in reserve quantities from 1998 to 1999 results from:

      o     Depletion and revisions
      o     Offset almost entirely by exploration discoveries at
            - South Timbalier Block 86
            - Bacon
            - Bay Marchand Block 5

      The decline from 1997 to 1998 include -

      o The sale of 140,000 Bbls and 186 Mmcf at East Bayou Sorrel in March 1998
      o Depletion
      o Offset partially by exploration discoveries at Espiritu Santo Bay and La Rosa

DISCOUNTED PRESENT VALUE OF FUTURE NET REVENUES

      The following table represents the estimated undiscounted and discounted future net revenues using unescalated prices from the proved reserves at December 31, 1999, 1998 and 1997.


                               FUTURE NET REVENUES

                                                       December 31,
                                          ------------------------------------
                                             1999        1998         1997
                                          ----------   ----------   ----------
      Estimated Future Net
        Revenue Undiscounted..........    $6,173,000   $4,985,000   $8,410,000
                                          ----------   ----------   ----------
     Standardized Measure of Discounted
        Future Net Cash Flows.........    $4,331,000   $3,527,000   $6,503,000
                                          ----------   ----------   ----------

      A significant factor in the increase in reserve values from 1998 to 1999 and the decline from 1997 to 1998 is the changes in prices used in each year end evaluation. The year end prices used were:


                                                       Year end
                                          ------------------------------------
                                             1999        1998         1997
                                          ----------   ----------   ----------
      Oil - $/Bbl.......................  $    23.28   $     9.85   $    16.90
      Gas - $/Mcf.......................  $     2.50   $     2.25   $     2.60


PRODUCTION

      Fortune's net production for the years ended December 31, 1999, 1998 and 1997 was:

                               NET PRODUCTION DATA

                                                     December 31,
                                          ------------------------------------
                                             1999        1998         1997
                                          ----------   ----------   ----------
      Oil (Bbls)........................      17,000       42,000       87,000
      Gas (Mcf).........................     508,000      609,000      821,000


PRICES AND PRODUCTION COSTS

      The following table sets forth Fortune's approximate average sales prices and production (lifting) costs for the years ended December 31, 1999, 1998 and 1997:


                    AVERAGE SALES PRICES AND PRODUCTION COSTS

                                                       December 31,
                                          ------------------------------------
                                             1999        1998         1997
                                          ----------   ----------   ----------
      Average Sales Price Received:
        Oil (per Bbl)...................  $    17.89   $    13.08   $    19.04
        Gas (per Mcf)...................        2.34         2.19         2.66
        Average Production and
          Operating Cost per MCFE
          (including production taxes)..        0.87         0.69         0.81


PRODUCING WELLS

      The following table lists Fortune's total gross and net producing oil and gas wells at December 31, 1999:


                                 PRODUCING WELLS

                                             Gross          Net
                                          -----------   -----------
                                           Oil    Gas    Oil    Gas
                                          ----   ----   ----   ----
      Texas.............................    48     41    6.9    9.2
      Mississippi.......................     -      2      -    0.2
      Federal waters - Gulf of Mexico...     -      1      -    0.1
                                          ----   ----   ----   ----
             Total................          48     44    6.9    9.5
                                         =====   ====   ====   ====


PRINCIPAL CUSTOMERS

    Fortune routinely sells more than 10% of its oil and gas production to single customers. Often, all of the oil or gas production from a field for the entire year is sold to a single customer. However, there are a large number of both oil and gas customers in Fortune's area of operations. Accordingly, we do not believe that the loss of any of our customers would have a material adverse effect on our operations.

PROPERTIES

LEASEHOLD ACREAGE

      Fortune's approximate holdings of developed and undeveloped leasehold acreage as of December 31, 1999 were:


                                LEASEHOLD ACREAGE

                                            Developed        Undeveloped
                                         ---------------   ---------------
                                          Gross     Net    Gross     Net
                                         ------   ------   ------   ------
      Louisiana.........................      -        -      761      227
      Federal waters - Gulf of Mexico...    841       63    9,799    2,251
      Texas............................. 12,550    1,837   19,728    3,407
      Mississippi.......................    733       73      481       48
                                         ------   ------   ------   ------
        Total........................... 14,124    1,973   30,769    5,933
                                         ======   ======   ======   ======

TITLE TO PROPERTIES

      Updated title opinions were issued for many of Fortune's properties in 1997 in conjunction with refinancing Fortune's bank credit facility. Fortune believes it holds valid title on all its properties, free and clear of any liens or encumbrances except for encumbrances described herein. Title opinions are obtained on newly acquired properties as of the date of the closing. As is customary in the oil and gas industry, Fortune performs only a perfunctory title examination at the time exploratory oil and gas properties are acquired. Prior to drilling wells, a thorough title examination of the drillsite and any pass-through parcels is conducted and any significant defects are remedied before proceeding with operations. Substantially all of Fortune's producing leasehold interests have been pledged to secure Fortune's bank credit facility. Transfers of many of Fortune's properties are subject to various restrictions.

OFFICE FACILITIES

      Fortune occupies approximately 5,400 square feet of office space under a lease agreement with a term of 5 years. See note 6 to the December 31, 1999 financial statements.

COMPETITION

      The principal resources necessary to conduct oil and gas exploration and production activities are:

      o leasehold prospects under which oil and gas reserves may be discovered
      o drilling and other service contractors to evaluate and explore for such reserves
      o knowledgeable personnel to conduct all phases of oil and gas operations.

      Fortune must compete for such resources with both major companies and independent oil and gas operators. Many of Fortune's competitors are better equipped to acquire these resources. Accordingly, Fortune may not be able to acquire any portion of these resources in a timely and economical manner.

EMPLOYEES

      As of March 17, 2000 Fortune employed five persons, all in management and administration. In addition, Fortune engages outside consultants in certain technical aspects of Fortune's business. Fortune utilizes these consultants to aid in the evaluation of projects and to evaluate oil and gas assets for acquisitions.

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

      Fortune has never had a material environmental problem, but if one of its properties is found to be contaminated, Fortune could be required to participate in a "clean up" program. Such a clean up, depending on its magnitude and Fortune's ownership interest therein, could require undetermined amounts of capital and exceed Fortune's ability to pay. Fortune has obtained insurance against certain environmental hazards providing $11,000,000 of coverage with a deductible of $10,000 offshore and $2,500 onshore.

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

ITEM 3.  LEGAL PROCEEDINGS

      On January 31, 2000 the remaining lawsuits relating to Fortune's December 1995 offering under Regulation S of the Securities Act were settled. Under the settlement, the other litigants released all claims against Fortune and paid Fortune $25,000 in exchange for Fortune releasing all of its claims.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The annual meeting of Fortune's shareholders was held October 21, 1999. The following matters were voted on at that meeting:

              Matter               Votes in Favor   Votes Opposed  Abstain
              ------               --------------   -------------  -------
      Election of Barry Feiner
        to Board of Directors        10,494,117           0        669,942

      Ratification of KPMG LLP
        as Fortune's Auditors        11,025,886     118,939         19,234

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The following table sets forth the prices of Fortune's common stock on the AMEX or over-the-counter market for the periods indicated. As of August 6, 1999, Fortune was delisted from the AMEX due to its failure to comply with the exchange's continued listing guidelines which required that it report a profit in any of the prior five years. Fortune's common stock is now reported on the OTC Bulletin Board. For trades through August 6, 1999, information shown is the applicable closing price on the AMEX. Thereafter, information reflects the closing bid price on the OTC Bulletin Board.

                                                         Common Stock
                                                        -----------------
                                                         High      Low
                                                        -------   -------
      1998
        First Quarter................................   2 5/8     1 1/2
        Second Quarter...............................   1 11/16   1 3/16
        Third Quarter................................   1 7/16      11/16
        Fourth Quarter...............................   1 5/8       3/8

      1999
        First Quarter ...............................     1/2       3/16
        Second Quarter...............................     1/2       1/4
        Third Quarter (through August 6, 1999
           on the AMEX)..............................     7/16      1/4
        Third Quarter (after August 9, 1999 on OTC)..     1/2       3/16
        Fourth Quarter...............................     25/32     1/4

      2000
        First Quarter (through March 28, 2000).......   1 3/32      9/16


      At March 28, 2000, the per share bid and the ask prices of the common stock were $0.56 and $0.72, respectively. At March 17, 2000, there were 16,349,530 shares of common stock outstanding held of record by approximately 3,000 stockholders.

      Fortune has not paid dividends on its stock and does not intend to pay dividends in the foreseeable future. Under its credit facility, Fortune may not pay dividends on its capital stock without the prior written consent of its bank.

ITEM 6. SELECTED FINANCIAL DATA

      The following Summary Condensed Financial Data for each of the years in the five-year period ended December 31, 1999, are derived from, and qualified by, reference to Fortune's financial statements appearing elsewhere herein. This data should be read in conjunction with the financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7.

            (dollars and shares in thousands, except per share data)


                                                             Years Ended December 31,
                                                -----------------------------------------------------
                                                  1999       1998       1997       1996       1995
                                                ---------  ---------  ---------  ---------  ---------
Statement of Operations Data:
   Total revenues.............................. $   1,492  $   2,023  $   4,005  $   4,040  $   3,143
   Loss on sale of oil and gas properties......         -          -          -          -      3,607
   Impairment to oil and gas properties........         -        960      3,650          -          -
   Net loss....................................    (1,588)    (3,275)    (5,958)    (1,330)    (5,876)
   Net loss per share..........................     (0.13)     (0.27)     (0.49)     (0.12)     (0.90)
   Net weighted average shares outstanding.....    12,207     12,132     12,086     11,351      6,556

Operating Data:
   Net Production:
      Oil (Bbl)................................    17,000     42,000     87,000     57,000     92,000
      Gas (Mcf)................................   508,000    609,000    821,000  1,038,000    909,000
      Gas equivalent (MCFE)....................   610,000    859,000  1,343,000  1,383,000  1,461,000
   Average Sales Price:
      Oil ($ per Bbl).......................... $   17.89  $   13.08  $   19.04  $   20.24  $   14.66
      Gas ($ per Mcf)..........................      2.34       2.19       2.66       2.56       1.77


                                                                    December 31,
                                                -----------------------------------------------------
                                                  1999       1998       1997       1996       1995
                                                ---------  ---------  ---------  ---------  ---------
Balance Sheet Data:
   Total assets................................ $   6,805  $   8,492  $  12,626  $  16,335  $  17,800
   Total debt..................................     3,235      3,235      3,775      2,933      4,897
   Net stockholders' equity....................     3,242      4,704      8,053     13,037     12,314


      Estimates of oil and gas reserves are based in part on the sales price at December 31 of the respective year. To the extent that the cost of producing the oil and gas, plus applicable taxes, from any particular property exceeds the sales price, the quantity of proved reserves is reduced. See "Business and Properties - Oil and Gas Operations - Oil and Gas Reserves."


                                                                     December 31,
                                                -----------------------------------------------------
                                                  1999       1998       1997       1996       1995
                                                ---------  ---------  ---------  ---------  ---------
Reserves:
   Estimated Net Proved Reserves:
      Oil (MBbl)...............................        88       106         257        249        347
      Gas (Bcf)................................       3.0       3.1         3.2        3.5        5.9
   Estimated future net revenues before
     income taxes.............................. $   6,173  $   4,985  $   8,410  $  14,112  $  12,600
   Standardized measure of future
     net cash flow............................. $   4,331  $   3,527  $   6,503  $  10,820  $   8,942


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Fortune primarily explores, develops and produces oil and gas properties in the U.S. Gulf Coast. All of Fortune's operating revenues are derived from the production and sale of oil and gas.

      Operating revenues decreased in 1999 because depletion and the 1998 sale of East Bayou Sorrel offset the new revenues from the 1999 discoveries. Operating revenues decreased in 1998 primarily because Fortune sold its interest in East Bayou Sorrel on March 31, 1998. Notwithstanding the decrease in revenues and cash flow, management believes that the sale of East Bayou Sorrel was very positive for Fortune. At the time of the sale, Fortune's reserve report reflected approximately $1.9 million of discounted proved reserves value for East Bayou Sorrel. 1997 net cash flow from the property was approximately $1.0 million. Substantially all of this 1997 cash flow was reinvested in the property to drill the Schwing #3 which was a dry hole. The $4.7 million sales price represented 250% of the proved reserve and 460% of the 1997 net cash flow for the property. East Bayou Sorrel was primarily an oil property and oil prices declined significantly in 1998 after the sale. The cash from the sale enabled Fortune to repay substantially all of its bank debt and to conduct an active exploration program in 1998.

      Results in 1998 and 1997 were adversely affected by substantial impairments to oil and gas properties. No such expense was recorded in 1999. Results in 1997 were also adversely affected by debt conversion expense and stock offering costs. General and administrative expense decreased 22% during 1999 and 21% during 1998 because of lower litigation costs and reductions implemented in response to lower oil and gas prices.

      Fortune experienced substantial net losses in 1998 and 1997, primarily attributed to the items described above, and a smaller net loss in 1999. Operations contributed cash in 1997, primarily due to relatively high gas prices and/or increases in production, but consumed cash in 1999 and 1998 because of decreased production and low prices.

      Fortune made substantial investments in oil and gas properties in 1998 and 1997, and a smaller investment in 1999. Fortune's primary sources of capital have been the sale of equity and proceeds from the sale of oil and gas properties. From 1995 through March 2000, Fortune reduced its total debt by $4.8 million and, as a result of restructuring its borrowing relationships, significantly increased the maturity of its remaining debt obligations.

      At December 31, 1999, Fortune had $3,225,000 of 12% subordinated convertible notes outstanding. Such convertible subordinated notes are due December 31, 2007. Fortune has realized net losses for many years, resulting in an accumulated deficit of $27 million at December 31, 1999. As a result of depleting reserves and the sale of Fortune's interest in East Bayou Sorrel in March 1998, Fortune has realized negative operating cash flows of $656,000 and $616,000 in 1999 and 1998, respectively. In February and March 2000, Fortune took steps to improve its short term liquidity by raising $782,000 through the sale of common stock and the exercise of common stock warrants. Also during February and March 2000, $930,000 of Fortune's 12% convertible notes were converted to common stock. The remaining notes are convertible into common stock at $0.75 per share. As a result of these transactions, we believe that Fortune has the capital resources to maintain its operations over the next year. However, based on historical operating results and the uncertainties of projecting long term production and cash flows from current oil and gas reserves, Fortune may not be able to repay the remaining $2,295,000 of convertible subordinated notes when they become due on December 31, 2007. We believe that Fortune's operating cash flow will increase if we are successful exploiting our inventory of projects or acquiring producing properties. However, no assurances can be given that cash flow will increase or that it will be sufficient to enable Fortune to repay the convertible subordinated notes at December 31, 2007.

      In the event that Fortune's operating cash flow decreases unexpectedly, drilling is unsuccessful or management determines to accelerate the growth plans for Fortune, we will require additional equity and debt financing to fund our continuing operations. Fortune's projections of production, cash flow and capital requirements are based upon numerous assumptions about the future, including: oil and gas prices, production decline rates, costs, absence of major operating disruptions and catastrophes, timing of projects and markets for our production. See "Forward Looking Statements" below for a discussion of risks associated with Fortune and future projections made by us. There is no assurance that our assumptions will be accurate. If we experience significant unexpected decreases in cash flow or increases in capital requirements, and we are unable to raise capital, we will need to take other steps to maintain our viability over the next year. Those steps might include reducing overhead further, foregoing our participation in projects or selling assets. Fortune has been successful in the past raising capital to fund its operations and/or repay debt balances substantially greater than that currently outstanding. For example, from 1995 through March 17, 2000, Fortune raised over $15 million through the issuance of common stock (most of which was raised in 1995), reduced its total debt by $4.8 million and virtually eliminated its current maturities of long-term debt. Furthermore, Fortune's debt balance at March 17, 2000 is the lowest it has been since 1991. Although there is no assurance Fortune will be successful in raising capital in the future to fund its activities, management will continue to look for opportunities to improve Fortune's financial condition.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 AND 1998

      During 1999, Fortune's net loss improved to $1.6 million compared to a net loss of $3.3 million for 1998. Lower expenses in almost all categories in 1999 more than offset a decline in revenues. Significantly lower oil and gas production resulted in total net oil and gas revenues decreasing by $389,000 (21%) in 1999, compared to 1998. The East Bayou Sorrel field, which accounted for 12% and 11% of 1998 revenues and production, respectively, was sold on March 31, 1998 for $4.7 million. See note 2 to the financial statements for a discussion of this sale and its impact on Fortune's operating results.

      Analysis of change in oil and gas revenues -
                                                                Percent
                                               1999     1998    Change
                                              ------   ------   ------
                                          (Thousands except where indicated)
           Production
             Oil  -  MBbl                         17       42     (59)%
             Gas  -  Mmcf                        508      609     (17)%
                  -  MMCFE                       610      859     (29)%
           Prices
             Oil - $/Bbl                      $17.89   $13.08      37 %
             Gas - $/Mcf                        2.34     2.19       7 %
           Revenues
             Oil                              $  304   $  544     (44)%
             Gas                               1,188    1,337     (11)%

      Improved oil and gas prices softened the negative impact of lower production. Prices have continued to improve and as of March 17, 2000 Fortune was receiving approximately $2.70 per mcf and $28.60 per bbl for its production.

      Analysis of change in selected expenses -
                                                                Percent
                                               1999     1998    Change
                                              ------   ------   ------
                                          (Thousands except where indicated)

        Production and operating expense      $  532   $  595     (11)%
            - per MCFE                          0.87     0.69      26 %
        Depreciation, depletion and
          amortization                           834    1,365     (39)%
            - per MCFE                          1.37     1.59     (14)%
        Impairment to oil and gas properties       -      960    (100)%


      Production and operating expense decreased by $63,000 in 1999 versus 1998 because of lower production. High workover costs in the fourth quarter of 1999 lessened the year to year decline which had been running 31% through the first nine months of 1999.

      Fortune's provision for depletion, depreciation and amortization (DD&A) decreased by $531,000 (39%) in 1999 versus 1998 primarily because of lower production and a lower property balance as a result of the sale of the East Bayou Sorrel property and past ceiling test impairments.

                                                                Percent
                                               1999     1998    Change
                                              ------   ------   ------
                                          (Thousands except where indicated)

      General and administrative expense      $1,204   $1,547     (22)%
      Interest - payable in cash                 388      403      (4)%
               - amortization of
                 financing cost                   99      428     (77)%


      General and administrative expense decreased by $343,000 (22%) because of reductions primarily in personnel costs, investor relations expense and consulting fees which have been made in response to lower oil and gas prices. The cumulative reduction to general and administrative expense since 1998 has been 39%. In connection with Fortune's efforts to reduce cash outlays, the board of directors voted, effective January 1, 1999, to pay the quarterly $2,500 per outside director fee in Fortune common stock instead of cash.

      Interest expense paid in cash decreased by $15,000 (4%) for 1999 versus 1998 due to a lower debt balance. The lower debt balance resulted from Fortune paying off substantially all of its credit facility at March 31, 1998 with a portion of the proceeds of the sale of East Bayou Sorrel. Non-cash amortization of debt financing costs has declined because all such costs were fully amortized at the end of April 1999.

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

      Analysis of change in oil and gas revenues -

                                                                Percent
                                               1998     1997    Change
                                              ------   ------   ------
                                          (Thousands except where indicated)
           Production
             Oil  -  MBbl                         42       87     (52)%
             Gas  -  Mmcf                        609      821     (26)%
                  -  MMCFE                       859    1,343     (36)%
           Prices
             Oil - $/Bbl                      $13.08   $19.04     (31)%
             Gas - $/Mcf                        2.19     2.66     (18)%
           Revenues
             Oil                              $  544   $1,663     (67)%
             Gas                               1,337    2,188      (39)%


      As can be seen in the preceding table, the revenue decrease primarily resulted from significantly lower oil and gas prices and oil and gas production in 1998. 1997 revenues included revenues from Fortune's East Bayou Sorrel field that was sold effective April 1, 1998. South Timbalier Block 76 was shut-in for 26 days in 1997 for a workover, adversely affecting 1997 revenues and partially offsetting the decrease from 1997 to 1998.

      If East Bayou Sorrel production was excluded from both 1998 and 1997, the decrease in oil and gas production would have been 11% and 20%, respectively.

      Analysis of change in selected expenses -

                                                               Percent
                                               1998     1997    Change
                                              ------   ------   ------
                                          (Thousands except where indicated)

        Production and operating expense      $  595   $1,094     (46)%
            - per MCFE                          0.69     0.81     (15)%
        Depreciation, depletion and
          amortization                         1,365    2,219     (38)%
            - per MCFE                          1.59     1.65      (5)%
        Impairment to oil and gas properties     960    3,650     (74)%


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

                                                                Percent
                                               1998     1997    Change
                                              ------   ------   ------
                                          (Thousands except where indicated)

      General and administrative expense      $1,547   $1,965    (21)%
      Interest - payable in cash                 403      249     62 %
           - amortization of financing cost      428      147    191 %

      General and administrative expense decreased primarily because of lower litigation costs in 1998 in connection with the 1995 Regulation S offering, discussed in the footnotes to the financial statements included herein and lower personnel costs.

      Interest expense paid in cash increased due to the higher debt balance. Non-cash amortization of debt financing costs increased because of Fortune's notes offering in December 1997 and credit facility refinancing in July 1997.

LIQUIDITY

CASH BALANCE, WORKING CAPITAL AND CASH FLOWS FROM OPERATING ACTIVITIES

- 1999 and 1998

    Analysis of changes in selected liquidity measures -

                                                               Percent
                                               1999     1998    Change
                                              ------   ------   ------
                                          (Thousands except where indicated)

      Cash balance at year end                $  294   $1,452    (80)%
      Net working capital at year end            292    1,324    (78)%
      Long-term debt                           3,235    3,225      0 %

      Cash flow from operating
        activities for the year               $ (656)  $ (616)    (6)%
      Less:  change in assets
        and liabilities                         (117)    (138)    13 %
                                              ------   ------   ------
      Cash flow from operations before
        change in assets and liabilities      $ (539)  $ (478)   (12)%
                                              ======   ======   ======


      Lower oil and gas production, as discussed above, accounts for this decrease in cash flow. Cash and working capital at December 31, 1999 decreased because of the negative cash flow from operating activities and the capital expenditures discussed below.

      In January 2000, Fortune commenced both a private placement offering of common stock and an incentive warrant exercise program. The private placement closed March 10, 2000. The incentive warrant exercise program has been extended through June 1, 2000, unless terminated earlier at Fortune's sole discretion. Fortune raised $618,000 in the private placement (824,000 shares sold at $0.75 per share) and has raised $164,000 through March 10, 2000 in the incentive warrant exercise (218,331 shares issued at $0.75 per share). Warrants convertible into approximately 1.5 million shares of common stock remain eligible to participate in the incentive warrant exercise program through the termination date.

      Also in February and March 2000, holders of $930,000 of Fortune's 12% notes that were convertible at approximately $0.33 per share converted those notes into 2,821,162 shares of common stock. As an inducement to encourage conversion, Fortune paid the participating noteholders one year's prepaid interest. This interest was paid in Fortune common stock valued at $0.75 per share, resulting in the issuance of an additional 148,800 shares to the noteholders who converted. As a result of this note conversion, Fortune's annual cash interest expense has been reduced by $111,600.

      Fortune estimates that the out-of-pocket costs it incurred in these transactions did not exceed $20,000. The proceeds from these offerings will be used for anticipated exploration expenditures and general corporate purposes. See note 14 to the December 31, 1999 financial statements included herein for additional information about these offerings.

      Management believes that, even in the face of fluctuating oil and gas prices, Fortune has the capital to fund its operations during the short term. Drilling success and/or additional equity funding will be necessary to fund long term growth.

- 1998 and 1997

    Analysis of changes in selected liquidity measures -


                                                               Percent
                                               1998     1997    Change
                                              ------   ------   ------
                                          (Thousands except where indicated)

      Cash balance at year end                $1,452   $1,667    (13)%
      Net working capital at year end          1,324    1,376     (4)%
      Long-term debt                           3,225    3,775    (15)%

      Cash flow from operating activities
        for the year                          $ (616)  $1,379     N/A
      Less:  change in assets and liabilities   (138)     624     N/A
                                              ------   ------   ------
      Cash flow from operations before
        change in assets and liabilities      $ (478)  $  755     N/A
                                              ======   ======   ======


      The decrease in cash flow from operating activities results primarily from the significant increase in payables in 1997 versus a decrease in 1998. Before considering the effect of changes in assets and liabilities, the decrease in cash flow was considerably less. Lower oil and gas revenues and higher cash interest expense were the primary contributors to the 1998 decrease in cash flow.

CAPITAL RESOURCES

CASH USED IN INVESTING ACTIVITIES - CAPITAL EXPENDITURES

- 1999

      Expenditures for oil and gas properties for of 1999 were $0.5 million compared to $3.7 million for 1998. The 1999 expenditures include primarily:

      -     additional leases and delay rentals at Espiritu Santo Bay;
      -     seismic interpretation at Espiritu Santo Bay and LaRosa;
      - completion expenditures for two wells at Espiritu Santo Bay, State Tract 216 #16 and State Tract 210 #5;
      -     expenditures for two Bacon prospect wells drilled in Mississippi;
      - expenditures for the Espiritu Santo Bay State Tract 164 #4 well which was plugged and abandoned in May 1999;
      - drilling expenditures for three La Rosa wells including one that was completed in December 1999;
      -     recompletion expenditures at La Rosa; and
      -     an attempted reentry at Estherwood prospect in Louisiana.

      Fortune has been involved in two significant proprietary 3D seismic projects along the Texas coast. The Espiritu Santo Bay project is offshore Texas in the intracoastal waters of Espiritu Santo Bay. This involves a 135-square mile proprietary 3D seismic survey in which Fortune owns a 12.5% working interest. This survey was completed in 1997 and is continually being interpreted. Drilling began in August 1998. Six wells have been drilled to date. Two have been plugged, two have been completed and one is pending production testing as is discussed below. The sixth well, the State Tract 164 #4, is a potential discovery which may need to be redrilled as the result of experiencing an underground blowout. During 1999, Fortune incurred $152,000 of seismic interpretation, leasing costs and well operations. Fortune expects to participate in additional drilling on this property.

      During the third quarter of 1999, Fortune and substantially all of the working interest owners at Espiritu Santo Bay farmed out their interest in the first deep Espiritu Santo Bay prospect to McMoRan Oil and Gas, LLC, a wholly-owned subsidiary of McMoRan Exploration Company. Under the terms of the farmout agreement, McMoRan and its exploration program partners pay 100% of all drilling, completion, testing and facilities costs for the farmout well in exchange for 50% of Fortune's working interest in a 3,200 acre prospect area. Fortune's working interest in the 3,200 acre prospect prior to the farmout was approximately 7.4%

      The farmout well, the State Tract 210 #6, was spud on November 1, 1999 and reached total depth on December 14, 1999. McMoRan ran casing to total depth and began evaluating the sands encountered in the well to assess future operating alternatives. On March 17, 2000, McMoRan informed Fortune that it does not plan to test the State Tract 210 #6 but that it may be interested in participating in another well on the farmout acreage. Fortune and the other partners at Espiritu Santo Bay are negotiating to reacquire the State Tract 210 #6 from McMoRan so that we can test the well.

      The second project is at La Rosa. The La Rosa project is a 24-square mile proprietary 3D seismic survey over one of Fortune's existing producing fields has been shot and drilling operations have commenced. In 1997, Fortune sold one-half of its interest in the non-producing portion of this field in exchange for the acquiring parties paying of 100% of Fortune's 3D seismic costs. Drilling began in December 1997. Ten wells have been drilled based upon the 3D seismic. Five wells were completed as producers and five wells have been plugged and abandoned. During 1999, Fortune incurred $227,000 of seismic interpretation, leasing and well costs . Fortune holds a 37.5% working interest in the wells drilled prior to the 3D seismic survey and an 18.75% working interest in the prospective projects covered by this 3D seismic survey. Additional drilling on this property is expected.

      Fortune did not incur any expenditures on the South Timbalier Block 86 and Bay Marchand Block 5 wells because Fortune farmed out these properties retaining overrides of 3.17% and 0.5%, respectively. The South Timbalier Block 86 override increases to 4% after payout. The Bay Marchand Block 5 farmout acreage was unitized with acreage containing another producing well. This unitization resulted in Fortune's revenue interest decreasing to 0.24% over the newly-combined acreage block.

- 1998 and prior

      Cash expenditures for oil and gas properties in 1998 were $3.7 million as compared to $4.9 million for the same period in 1997. The 1998 expenditures have been incurred primarily in Fortune's projects at La Rosa ($0.8 million), Espiritu Santo Bay ($1.1 million), East Bayou Sorrel ($0.4 million), Whiskey Pass and Sea Serpent ($0.9 million) and Southwest Segno ($0.2 million).

      Capital expenditures funded with cash for the years ended December 31, 1997 were $4.9 million. 1997 capital expenditures consisted primarily of $2.5 million for 3D seismic and leases at Espiritu Santo Bay; $1.5 million for development at East Bayou Sorrel and $0.4 million for the acquisition of an additional interest at East Bayou Sorrel.

      In June 1997, Zydeco returned to Fortune $2.2 million of exploration venture cash under the terms of the venture agreement, as discussed in note 12 to the December 31, 1999 financial statements.

CASH FLOWS FROM FINANCING ACTIVITIES -

      - OUTSTANDING DEBT AND DEBT REDUCTION

      On March 31, 1998, Fortune repaid all but $10,000 of its bank credit facility using $540,000 of the proceeds from the sale of East Bayou Sorrel. During February and March 2000, $930,000 of Fortune's subordinated convertible notes were converted to common stock thereby reducing Fortune's total debt to $2,305,000 and its future interest obligations by $111,600 per year. As of the date hereof, Fortune's debt consists primarily of subordinated convertible notes which are not due until 2007. From 1995 through March 17, 2000, Fortune has reduced its total debt by $4.8 million and virtually eliminated its current maturities of long-term debt.

      - CONVERTIBLE SUBORDINATED NOTES DUE DECEMBER 31, 2007

      On December 1, 1997, Fortune completed a private placement of 12% Convertible Subordinated Notes due December 31, 2007. An aggregate of $3,225,000 principal amount of notes was sold and Fortune received $2,815,000 of net proceeds after offering expenses and commissions. The notes were sold to a group of accredited investors under a placement agreement with J. Robbins Securities L.L.C. As is discussed herein, $930,000 of these notes were converted to common stock in 2000.

      The net proceeds of the private placement were used to refinance existing debt and for general corporate purposes. On December 5, 1997, using the proceeds of the notes offering, Fortune redeemed the remaining outstanding balance of $1,028,000 of Fortune's debentures due December 31, 1997. In addition, $315,000 of net proceeds of the notes offering were used to reduce the borrowings under Fortune's credit facility with Credit Lyonnais. See note 4 of the December 31, 1999 financial statements for the terms of the notes.

      - CREDIT FACILITY

      Fortune has in place a credit facility with Credit Lyonnais New York Branch ("Credit Lyonnais") that is due January 11, 2001. Upon the sale of East Bayou Sorrel in March 1998, Fortune repaid all but $10,000 of the outstanding balance of the credit facility. The bank has set the borrowing base at $10,000 subject to redetermination upon its approval. Primarily as a result of the lower revenues since the 1998 sale of East Bayou Sorrel, Fortune was unable to meet the 3 to 1 coverage ratio of cash flow to fixed-charges which is required by the credit facility for the twelve-month period ended December 31, 1999. Fortune is also required by the credit facility to maintain a minimum cash balance of $500,000 while any subordinated debt, including the 12% notes, is outstanding. Fortune also failed to meet this covenant at December 31, 1999. Fortune has received waivers of these covenants from the bank for the period ended December 31, 1999. In March 2000, the bank amended the credit facility to reduce the minimum cash requirement to $200,000; however, Fortune will need waivers of the interest coverage covenant in future periods until operating cash flow increases significantly. See note 4 of the December 31, 1999 financial statements for the terms of this credit facility.

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

      In connection with the February 1997 exchange of debentures, Fortune recorded a non-cash debt conversion expense of approximately $316,000 during the first quarter of 1997. This expense represents the difference between the fair market value of all of the common stock and warrants issued in the exchange offer and the fair market value of the lower number of shares of common stock that could have been issued under the debentures' original terms.

OIL AND GAS PRICES AND RESERVES

      Fortune's revenues, profitability and future growth are substantially dependent upon oil and gas prices. These prices can be extremely volatile and in recent years have been depressed by excess supplies. These fluctuating oil and gas prices have contributed to impairments to oil and gas properties such as the $3.7 million impairments recorded in 1997 and the $960,000 impairments recorded in 1998. As a result of continued fluctuating oil and gas prices, Fortune may incur further impairments in 2000. As of March 17, 2000, Fortune was receiving an average of approximately $28.60 per Bbl for its oil production and $2.70 per Mcf for its gas production.

      Analysis of selected reserve information at year end:
                                                               Percent
                                               1999     1998    Change
                                              ------   ------   ------
                                          (Thousands except where indicated)
      Proved Reserves
        Oil  -  MBbl                              88      106    (17)%
        Gas  -  Mmcf                           3,000    3,082     (3)%
             -  MCFE                           3,526    3,718     (5)%

      Year end Prices
        Oil  -  $/Bbl                         $23.28   $ 9.85    136 %
        Gas  -  $/Mcf                           2.50     2.25     13 %

      Estimated future net
        revenue undiscounted                  $6,173   $4,985     24 %
      Standardized measure of discounted
        future net cash flow                  $4,331   $3,527     23 %


      Fortune's 1999, 1998 and 1997 year end oil and gas reserve reports have been prepared by Huddleston & Co. Inc., of Houston, Texas, its independent petroleum engineers. The present value of the reserves increased in 1999 primarily because of the higher yearend prices. Reserves booked on the 1999 exploration discoveries at South Timbalier Block 86, Bay Marchand Block 5 and Bacon almost offset depletion and revisions on the other properties.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

      In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Fortune does not use derivative instruments; accordingly, SFAS 133 is not expected to have a material effect on the reporting of Fortune's future operating results.

FORWARD LOOKING STATEMENTS

      This annual report contains forward-looking statements. Forward-looking statements include statements regarding future oil and gas production and prices, future exploration and development spending, future drilling and operating plans and expectations, reserve and production potential of Fortune's properties and prospects and Fortune's business strategy. Actual events or results could differ materially from those discussed in the forward-looking statements as a result of various risk factors including the factors described below.

RISKS ASSOCIATED WITH FORTUNE

      FORTUNE'S RELIANCE ON EXPLORATORY PROJECTS INCREASES THE RISKS INHERENT IN THE OIL AND GAS INDUSTRY. We base our decisions to participate in exploration projects on assumptions and judgements concerning the oil and gas industry, such as future oil and gas prices, competition for leases, reserves, and equipment, and our perceived risk of success. These assumptions and judgments may be speculative and are often subjective. Although we can obtain information with respect to the potential of oil or gas properties, it is impossible to determine with certainty the ultimate production potential, if any, of a particular property or well. Moreover, the successful completion of an oil or gas well does not insure a profit on our investment, since completion and production expenses must also be considered. We primarily invest in exploration projects, where the risks are substantially greater than investing in wells drilled into already producing formations. We anticipate that one or more of our next wells will be designed to test the deeper formations beneath known production in Espiritu Santo Bay. These formations have not been extensively tested to date, leaving seismic imaging and the well data from the recently drilled State Tract 210 #6 as the few tools available to aid in understanding subsurface geology. The exploration risks, therefore, are higher on this project than they might be where a greater number of underground references exist. Fortune has realized less success than originally anticipated in some of its recent prospects and we expect that a substantial number of our future projects could experience similar results.

      FORTUNE HAS INCURRED NET LOSSES FOR EACH OF THE LAST THREE years. Fortune has incurred substantial net losses in each of the last three years. Although we made significant budget cuts recently, oil and gas prices remain volatile and our production has declined. This makes it likely that these losses will continue.

      FORTUNE IS NOT CURRENTLY REPLACING ALL OF ITS EXISTING reserves. Oil and gas reserves which are being produced are depleting assets. Fortune's future cash flow and income are highly dependent on our ability to find or acquire additional reserves to replace those being currently produced. We are not adding reserves at present at the same pace at which they are being produced. Without adding additional reserves in the future, our oil and gas reserves and production will continue to decline.

      OUR REVENUE IS DEPENDENT UPON A LIMITED NUMBER OF PRODUCING WELLS. Approximately one-third of our oil and gas revenues, cash flow, and proved oil and gas reserves are currently accounted for by a single well at South Timbalier Block 76. This well was shut-in for repairs for one month in 1997 and for over two months during 1996 as the result of mechanical failures and has since experienced significant production declines. Fortune's independent petroleum engineers estimate that the current producing zone in this well is scheduled to fully deplete in 2000. See "Business and Properties - Significant Properties and Activities - South Timbalier Block 76 - federal waters, offshore Louisiana." A significant curtailment or loss of production for a prolonged period before we could replace the reserves through new discoveries or acquisitions would have a material adverse effect on our projected operating results and financial condition.

      OUR NEED FOR WORKING CAPITAL MAY AFFECT OUR LEVEL OF PARTICIPATION IN VARIOUS PROJECTS. Investment in oil and gas exploration requires the commitment of substantial amounts of capital over significant periods of time. For the three-year period ended December 31, 1999, Fortune incurred approximately $9 million of capital costs in its oil and gas exploration, development and acquisition activities. It is very difficult for small-cap energy companies to raise additional funds because of the recent depressed state of the oil and gas industry. Fortune does not have sufficient liquid capital resources to participate at its existing working interest level if the operators of any of its properties propose an accelerated drilling schedule. If Fortune fails to participate in the capital expenditures for any project, its interest in that project will be substantially reduced or lost entirely.

      FORTUNE IS DEPENDENT ON OPERATORS, CONSULTANTS AND PARTNERS OVER WHOM IT HAS LITTLE CONTROL. Since we do not operate our projects, we are dependent on other oil and gas companies to conduct operations in a prudent, competent, and timely manner. Although we are actively involved in project evaluations, we often have little or no control over the manner or timing of such operations. If the operator is not prudent, we could be forced to incur additional costs to conduct remedial procedures and could lose our investment in a property altogether. Because we employ a variety of technological approaches to our geologic, geophysical, and engineering evaluation of properties and projects, we rely heavily on outside consultants for their expertise. Fortune has no long-term agreements with such consultants, all of whom are available to other oil and gas companies, including our competitors. In the current environment of volatile oil and gas prices, our partners may determine that projects which have previously been agreed upon are no longer economically feasible. If this were to occur, projects could be delayed or cancelled completely. If, on the other hand, projects are accelerated because of high oil and gas prices, Fortune may not have the capital resources to participate.

      ACCOUNTING RULES MAY RESULT IN ADDITIONAL WRITE-DOWNS OF PROPERTY VALUES. We report our operations using the full-cost method of accounting for oil and gas properties. Under these rules, all exploration and development costs are capitalized. The net capitalized costs of properties may not exceed a "ceiling" limit of the tax-effected present value of estimated future net revenues from proved reserves, discounted at 10%, plus the lower of cost or fair market value of unproved properties. This requires calculating future revenues at the unescalated prices in effect as of the end of each fiscal quarter. A write-down is required if the net capitalized costs of the properties exceed the ceiling limit, even if price declines are only temporary. The risk that we will be required to write down the carrying value of our properties increases when oil and gas prices are depressed or unusually volatile or when previously unevaluated properties carried at cost are disposed of below that cost. For example, we recognized a $3.7 million impairment in 1997 and a $960,000 impairment for in 1998. As a result of continued volatile oil and gas prices, we may incur further impairments.

      OUR PROVED PROPERTIES ARE PLEDGED TO SECURE DEBT. Substantially all of our proved properties are pledged to secure our bank credit facility. If we fail to pay the principal or interest to the bank or breach the financial covenants under our credit facility, we could lose our principal producing properties. The entire principal balance of the credit facility was due January 11, 2000; however, the bank is considering extending the credit facility to January 11, 2001. Although the current balance is only $10,000, we may borrow additional amounts if the bank approves. If our operating activities are significantly curtailed or our financial position weakens significantly and we are unable to repay such debt when it comes due, our properties could be seized through a foreclosure.

      THERE ARE UNINSURED RISKS IN OUR OPERATIONS WHICH COULD CAUSE MATERIAL LOSSES. The operators of our projects are required to carry insurance against certain risks of oil and gas operations. We normally pay our proportionate share of the premiums for such insurance and are named as an additional insured under the policy. In addition to such insurance, we also carry insurance against operating risks such as pollution control and blowouts. However, we may not be fully insured against all risks because such insurance is not available, is not affordable, or losses may exceed policy limits.

      FORTUNE DEPENDS ON A KEY OFFICER. Fortune depends to a large extent on the abilities and continued participation of its key employee, Tyrone J. Fairbanks, President and Chief Executive Officer. The loss of Mr. Fairbanks could have a material adverse effect on Fortune. In an effort to reduce the risk, Fortune has entered into an employment agreement with Mr. Fairbanks which expires six months following any notice of termination which may be given by the board of directors. No such notice has been given to date. Fortune also has obtained $500,000 of key man life insurance on the life of Mr. Fairbanks.

      THE MARKET FOR FORTUNE COMMON STOCK IS LIMITED. As of August 6, 1999, Fortune was delisted from the American Stock Exchange due to its failure to comply with the exchange's continued listing guidelines requiring that it report a profit in any of the last five years. Fortune now trades on the over-the-counter bulletin board under the symbol FPXA. There are currently eight firms making a market in the Fortune stock.

      THE NUMBER OF SHARES ELIGIBLE FOR FUTURE SALE COULD POTENTIALLY DILUTE THE PRICE OF FORTUNE STOCK. At March 17, 2000, 16,349,530 shares of our common stock were outstanding, of which 13,344,331 shares were freely tradeable and 3,005,199 shares were "restricted securities" as that term is defined in Rule 144 under the Securities Act. At that date, we also had outstanding options and private warrants to acquire 11,421,889 shares of common stock. We also had $2,295,000 of notes convertible into 3,060,004 shares of common stock, subject to adjustment. These share and warrant amounts reflect the results through March 17, 2000 of conversions of Fortune's 12% notes, Fortune's private placement offering of common stock that closed March 10, 2000 and its incentive warrant exercise program that is continuing through June 1, 2000, unless terminated earlier at Fortune's sole discretion. Warrants that are convertible into approximately 1.5 million shares of common stock remain eligible to participate in the incentive exercise plan at the incentive exercise price of $0.75 per share. Warrantholders participating in the incentive exercise plan will also receive an equal number of three-year warrants, one-half exercisable at $1.50 per share and one-half exercisable at $2.25 per share. We do not know how many additional warrants, if any, will be exercised in this incentive exercise program. The issuance of substantial additional shares or sales of substantial amounts of the common stock in the public market could adversely affect the market price of Fortune's common stock.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DISCLOSURE ABOUT MARKET RISK

      Fortune is exposed to market risk, including adverse changes in oil and gas prices and interest rates as discussed below. Fortune does not currently use derivative financial instruments to mitigate these risks.

      OIL AND GAS PRICE RISK. Fortune's oil and gas revenues can be significantly affected as oil and gas prices fluctuate widely in response to changing market forces. These fluctuations can be reduced through the proper use of oil and gas price hedging tools. We currently do not use oil and gas price hedges because we do not believe that Fortune has sufficient production volumes to use them effectively. Consequently, our oil and gas revenues will continue to fluctuate as prices fluctuate.

      INTEREST RATE RISK. Fortune's exposure to changes in interest rates primarily results from its short-term and long-term debt with both fixed and floating interest rates.

      Fortune's debt structure is comprised of:

             Stated              Balance
          Interest Rate     December 31, 1999      Matures
          -------------     -----------------    ----------
            12% Fixed          $3,225,000            2007

        Variable at banks
     Base rate + 1 1/4% or
           LIBOR + 4%             $10,000            2001


      Changes in interest rates currently will not have a significant impact on Fortune's operations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The response to this item is submitted beginning at page 41.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON AUDITING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

      The directors and executive officers of Fortune are:


                                         Director
    Executive Officer             Age     Since                Title
    --------------------------    ---     ------   -----------------------------
    Tyrone J. Fairbanks.......     43      1991    President, Chief Executive
                                                   Officer, and Director
    Dean W. Drulias...........     53      1990    Executive Vice President,
                                                   General Counsel, Corporate
                                                   Secretary and Director
    J. Michael Urban..........     46       --     Vice President, Chief
                                                   Financial Officer and
                                                   Assistant Secretary
    Barry Feiner..............     66      1995    Director
    Daniel R. Shaughnessy.....     49      1997    Director


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

      Dean W. Drulias has served as Executive Vice President and General Counsel since October 1996. Prior to his employment by Fortune, Mr. Drulias was a stockholder of and a practicing attorney at the law firm of Burris, Drulias & Gartenberg, a Professional Corporation, Los Angeles, California, which served as counsel to Fortune since its incorporation in May 1987. He had practiced law in the Los Angeles area since 1977, specializing in the areas of energy, environmental and real property law. Mr. Drulias is a member of the State Bars of California and Texas and serves on the Compensation Committee of the board.

      J. Michael Urban has served as Fortune's Vice President and Chief Financial Officer since March 1996. Mr. Urban previously served as Vice-President, Finance with Norcen Explorer, Inc., a Houston based oil and gas company with operations primarily in the Gulf of Mexico. Norcen was a wholly owned subsidiary of Norcen Energy Resources Limited, a Canadian public company. Mr. Urban had been with Norcen since March 1986. Mr. Urban is also a director of Community Bank, a private commercial bank located in the Houston area. Mr. Urban received his B.B.A. in Accounting from the University of Texas in 1976 and has been a Certified Public Accountant in the State of Texas since 1978.

      Barry Feiner graduated from Columbia Law School and is a member of the Bar of the State of New York. He has practiced law in New York since 1965. His practice concentrates on the areas of corporate and securities law. Mr. Feiner is chairman of the board's Compensation Committee.

      Daniel R. Shaughnessy is a geologist and geophysicist. He is the founder and president of Interpretation3, a company that specializes in interpretation of 2D and 3D seismic data. His firm provides consultation services to Fortune. For the period from 1980 through 1993, he worked for Mobil Oil, most recently as Exploration Supervisor in Louisiana. Prior to that he worked at the Woods Hole Oceanographic Institute for the multi-channel seismic group of the geology department. See "Business and Properties - Strategy." Mr. Shaughnessy is chairman of the Audit Committee.

ITEM 11.   EXECUTIVE COMPENSATION

      The following table lists the total compensation paid by Fortune to its chief executive officer during the periods indicated and up to four other executive officers whose combined 1999 salary and bonus exceeded $100,000:

                           SUMMARY COMPENSATION TABLE

                                                                            Long Term Compensation
                                                                  ---------------------------------------
                                        Annual Compensation                 Awards               Payouts
                                     ---------------------------  -------------------------      --------
                                                                  Restricted   Securities
                                                                    Stock      Underlying          LTIP      All Other
   Name and Principal                 Salary     Bonus    Other     Awards  Options/Warrants     Payouts   Compensation
      Position                Year      ($)       ($)       ($)       ($)        (No.)             ($)          ($)
--------------------------    ----   --------  --------  --------  --------  --------------      --------   ----------
Tyrone J. Fairbanks.......    1999    169,367         -    20,885      -     120,000                -          4,113
  President and CEO           1998    164,667    17,500    20,885      -     100,000                -          5,000
                              1997    155,833    17,500    35,309      -     120,000                -          4,748

Dean W. Drulias...........    1999    124,100         -         -      -     120,000                -          5,000
  Executive Vice President    1998    125,000         -         -      -     150,000                -          5,000
                              1997    125,000     3,000         -      -      75,000                -          4,750

J. Michael Urban..........    1999    120,000         -         -      -     120,000                -          5,000
  Chief Financial Officer     1998    120,000         -         -      -     150,000                -          5,000
                              1997    120,000     5,000         -      -     100,000                -          4,750

      "Other" annual compensation includes automobile expenses and loan forgiveness, but are shown only if such amounts exceed 10% of the total annual salary and bonus.

      The following table lists the outstanding options and warrants held on December 31, 1999 by Fortune's executive officers under our stock option plans:

    AGGREGATE OPTIONS EXERCISES IN 1999 AND YEAR END OPTION VALUES

                                                                       Number of          Value of Unexercised
                                                                  Unexercised Options/    in the Money Options
                                                                   Warrants at FY-End          at FY-End
                          Shares Acquired                             Exercisable/            Exercisable/
         Name               on Exercise     Value Realized ($)        Unexercisable           Unexercisable
 ----------------------     -----------     ------------------       --------------         ----------------
 Tyrone J. Fairbanks            -                  -                   525,599 / 0                   -
 J. Michael Urban               -                  -                   425,000 / 0                   -
 Dean W. Drulias                -                  -                   419,800 / 0                   -


EMPLOYMENT AGREEMENTS


      Fortune has an employment agreement with Tyrone J. Fairbanks, its President and Chief Executive Officer. The agreement provides that if employment is terminated for any reason other than cause, death or disability within two years following a change in control, Mr. Fairbanks is entitled to a single payment equal to two year's compensation and all shares of common stock underlying his stock options without payment of the exercise price. For purposes of the employment agreement, change in control means a change in more than one-third of the board of directors following certain special events. Mr. Fairbanks' agreement also provides for two years of consulting services upon the completion of the primary term of his contract at 40% of the last compensation thereunder. Mr. Fairbanks' employment agreement provides for an annual salary of $176,000 and additional compensation, in an amount not to exceed his annual salary, based upon certain increases in the value of Fortune's common stock. Mr. Fairbanks' employment contract expires six months following a notice of non-renewal. As part of the relocation of Fortune's headquarters to Houston, Texas, Fortune provided Mr. Fairbanks with an incentive relocation package to facilitate his move and with various loans and other benefits. See "Certain Relationships and Related Transactions."

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


      During the ten year period ended December 31, 1999, no other options held by executive officers were repriced or amended.

    The following table shows the grants of stock options during 1999 to each of the executives named in the Summary Compensation Table.

                              OPTION GRANTS IN 1999


                                         Individual Grants
                        -------------------------------------------------------- Potential Realizable Value At
                        Number of      % of Total                                  Assumed Annual Rates of
                        Securities      Options                                   Stock Price Appreciation
                        Underlying     Granted to    Exercise or                       For Option Term
                         Options      Employee in     Base Price     Expiration      -------------------
     Name                Granted       Fiscal Year    ($/Share)         Date            5%         10%
-------------------     ----------    ------------   -----------   -------------     --------    --------
Tyrone J. Fairbanks       120,000     28.6%              1.56      March 24, 2004    None        None
Dean W. Drulias           120,000     28.6%              1.56      March 24, 2004    None        None
J. Michael Urban          120,000     28.6%              1.56      March 24, 2004    None        None


      In the event of a change in control of Fortune that is not approved by its board of directors, the shares of common stock underlying all outstanding options will be issued to the option holders without the payment of the exercise price for such shares.

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

      For the 1999 plan year, Fortune's matching contribution obligation was $19,000, all of which was paid in Fortune common stock. The amounts contributed to the plan as matching contributions for Fortune's executives are shown in the Summary Compensation Table set forth above.

DIRECTOR COMPENSATION

      Outside directors earn fees of $2,500 per quarter, paid in Fortune common stock valued as of the last trading day of each quarter. Inside directors do not receive any director compensation.

ITEM  12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table contains information at March 17, 2000, as to all persons who, to our knowledge, were the beneficial owners of five percent or more of Fortune's outstanding common stock, and of all officers and directors.


                                           Position                 Amount and Nature        Percent
    Name and Address                     with Fortune            of Beneficial Ownership     of Class
------------------------------      ------------------------     -----------------------     --------
Barry Blank
  1661 E. Camelback, Suite 201
  Phoenix, AZ  85016                         -                           2,670,088             14.2%

Renaissance Capital Growth
  8080 N. Central Expressway, #210
  Dallas, TX  75206                          -                           1,522,394              9.2%

Renaissance US Growth and Income
  8080 N. Central Expressway, #210
  Dallas, TX  75206                          -                           1,522,394              9.2%

John E. McConnaughy, Jr.
  1011 Highridge Road
  Stanford, CT  06905                        -                           1,366,667              7.7%

Tyrone J. Fairbanks
  515 W. Greens Road, #720
  Houston, TX  77067                Director, President and CEO            614,045              3.6%

J. Michael Urban
  515 W. Greens Road, #720
  Houston, TX  77067                Vice President and CFO                 611,748              3.6%

Dean W. Drulias
  515 W. Greens Road, #720          Director, Executive Vice President,
  Houston, TX  77067                General Counsel and
                                    Corporate Secretary                    601,688              3.6%

Barry Feiner
  515 W. Greens Road, #720
  Houston, TX  77067                Director                               363,673              2.2%

Daniel R. Shaughnessy
  515 W. Greens Road, #720
  Houston, TX  77067                Director                               166,714              1.0%

All Officers and Directors
  as a group of five (5) persons                                         2,357,868             12.8%


ADDITIONAL INFORMATION REGARDING THESE HOLDINGS FOLLOWS:

o     MR. BLANK'S HOLDINGS

      In addition to the 666,667 shares into which Mr. Blank's notes are convertible, his holdings include 204,300 shares of common stock and the following warrants:

              Number of            Warrant       Common Stock
              Warrants         Exercise Price     Equivalent
              ----------       --------------    ------------
               666,667              $1.00           666,667
                25,875              $1.50            25,875
                25,875              $2.25            25,875
               200,000              $2.40           200,000
                17,917              $3.60            17,917
               600,200              $3.75           862,787

      The warrants with $2.40, $3.60 and $3.75 per warrant exercise price have all been temporarily reduced to a $0.75 per share exercise price in connection with the incentive warrant exercise program discussed herein at "Certain Relationships and Related Transactions". See "Certain Relationships and Related Transactions" regarding Mr. Blank's acquisition of certain of the warrants.

o     RENAISSANCE CAPITAL GROWTH

      Renaissance Capital Growth holdings include 200,000 three-year common stock purchase warrants, one-half exercisable at $1.50 per share and one-half exercisable at $2.25 per share.

o     RENAISSANCE US GROWTH INCOME

      Renaissance US Growth Income holdings include 200,000 three-year common stock purchase warrants, one-half exercisable at $1.50 per share and one-half exercisable at $2.25 per share.

o     MR. MCCONNAUGHY'S HOLDING

      In addition to the 666,667 shares into which Mr. McConnaughy's notes are convertible, his holdings include warrants to purchase 666,667 shares of common stock exercisable at $1.00 each and 33,333 warrants to purchase common stock exercisable at $4.75 each.

o     OFFICER AND DIRECTOR HOLDINGS

      The table includes the following shares of common stock issuable upon the exercise of stock options granted under Fortune's various stock option plans and shares of common stock issuable upon the exercise of stock purchase warrants issued to employees in lieu of stock options:

                                Common Stock    Average Weighted
                                  Issuable       Exercise Price
                                ------------    ----------------
           J. Michael Urban       575,000            $1.82
           Tyrone J. Fairbanks    570,000             1.98
           Dean W. Drulias        549,800             1.79
           Barry Feiner           185,250             2.08
           Daniel R. Shaughnessy  111,000             1.43

      Mr. Feiner's holdings also include 5,000 shares of common stock, 14,375 shares issuable upon exercise of 10,000 stock purchase warrants exercisable at $3.75 per warrant, 66,667 shares issuable upon exercise of a like number of stock purchase warrants exercisable at $1.00 per warrant, and the shares into which the notes are convertible. These shares, warrants, and notes are owned by Mr. Feiner's wife, Janet Portelly. Mr. Feiner disclaims beneficial ownership of all such securities owned by Ms. Portelly.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      During 1998 and 1997, Fortune incurred $421,000 and $182,000, respectively, for consulting services provided by Interpretation3, of which Daniel R. Shaughnessy is the owner and president. Mr. Shaughnessy was elected to Fortune's board of directors in January 1997. No such fees were incurred in 1999. See "Management - Directors and Executive Officers."

      Petro-Guard Company, Inc., the operator at Espiritu Santo Bay, is owned by Dewey A. Stringer III. Mr. Stringer was a director of Fortune from April 1998 to June 1999. As the operator of Espiritu Santo Bay, Petro-Guard bills Fortune and the other Espiritu Santo Bay partners their share of the monthly expenditures on the project. As such, Petro-Guard billed Fortune $1,042,000 of Espiritu Santo Bay exploration expenditures in 1998 and $107,000 from January 1, 1999 through June 1999.

      In January 2000, Fortune commenced both a private placement offering of common stock and an incentive warrant exercise program. The private placement closed March 10, 2000. The incentive warrant exercise program has been extended through June 1, 2000, unless terminated earlier at Fortune's sole discretion. Fortune raised $618,000 in the private placement (824,000 shares sold at $0.75 per share) and has raised $164,000 through March 17, 2000 in the incentive warrant exercise (218,331 shares issued at $0.75 per share). The warrants subject to this program would have been exercisable otherwise at prices from $2.61 to $3.625 per share.

      Barry W. Blank, a beneficial owner of more than five percent of Fortune's common stock, acquired 51,750 shares of stock in the warrant exercise program. Also, Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth and Income Trust PLC, which each beneficially own more than five percent of Fortune's common stock, each purchased 200,000 shares of stock in the private placement. Warrants convertible into approximately 1.5 million shares of common stock, including 1,080,705 shares owned by Mr. Blank, remain eligible to participate in the incentive warrant exercise program.

      In addition to the shares acquired in these offerings, all participants received one three-year stock-purchase warrant for each share acquired. The exercise price of one-half of these warrants was set at $1.50 per share; the exercise price for the remainder is $2.25. Accordingly, Fortune has issued 1,042,331 such new warrants in connection with these transactions.

      Also in February and March 2000, holders of $930,000 of Fortune's 12% notes, which represent all of the notes that were convertible at approximately $0.33 per share, converted those notes into 2,821,162 shares of common stock. As an inducement to encourage conversion, Fortune paid the noteholders who converted one year's prepaid interest. This interest was paid in Fortune common stock valued at $0.75 per share, resulting in the issuance of an additional 148,800 shares to these noteholders. The Renaissance funds, who each owned $350,000 of such notes, converted all of their notes. Each Renaissance fund received 1,122,394 shares in connection with this transaction. As a result of this note conversion, Fortune's annual cash interest expense has been reduced by $111,600.

      Fortune estimates that the out-of-pocket costs it incurred in these transactions did not exceed $20,000. The proceeds from these offerings will be used for anticipated exploration expenditures and general corporate purposes.

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

      As part of the relocation of Fortune's headquarters to Houston, Texas, Fortune provided Tyrone J. Fairbanks, its President and Chief Executive Officer, with an incentive relocation package to facilitate his move to Texas. The package consisted of a payment by Fortune of Mr. Fairbanks' moving expenses, a non-recourse, unsecured loan in the amount of $80,000 and a secured recourse loan in the amount of $70,000. The $80,000 loan bore interest at the rate of 6% per annum, with $20,000 of such loan forgiven in each of four consecutive years beginning in 1996 contingent on Mr. Fairbank's continued employment by Fortune. As of January 31, 1999, the entire amount of this loan had been forgiven. The $70,000 loan bore interest at the rate of 6% per annum, payable interest only for two years with $35,000 principal payments due on the second and third anniversaries of the loan. As of December 31, 1999, all of the $70,000 loan had been repaid by Mr. Fairbanks.

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

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Documents filed as part of the report:

        (1) Financial Statements
                                                                           Page
                                                                           ----
            Independent Auditors' Report--KPMG LLP.......................   43
            Balance Sheets--December 31, 1999 and 1998...................   44
            Statements of Operations for the years ended
               December 31, 1999, 1998 and 1997..........................   45
            Statements of Stockholders' Equity for the years ended
               December 31, 1999, 1998 and 1997..........................   46
            Statements of Cash Flows for the years ended December 31,
               1999, 1998 and 1997.......................................   47
            Notes to Financial Statements................................   48

        (2) Financial Statement Schedules

            None

        (3) Exhibits

            Number    Description

             3.1     Certificate of Incorporation of Registrant (filed as
                     Exhibit 3.1 to Registrant's Quarterly Report Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference).
             3.2 By-laws of Registrant (filed as Exhibit 3.3 to Registrant's Quarterly Report Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference)
             4.1 Warrant Agreement by and between Registrant and U.S. Stock Transfer Corporation, as warrant agent (filed as
                     Exhibit 4.1 to Registrant's Registration  Statement on
                     Form  S-2 (333-45469) and incorporated herein by reference)
             4.2 Form of Warrant Certificate (filed as Exhibit 4.2 to Registrant's Registration Statement on Form S-2
                     (333-45469)  and   incorporated   herein  by reference)
             4.3 Form of Note between Registrant and holders of Convertible Subordinated Notes due December 31, 2007 (filed as Exhibit
                     4.1 to Registrant's Quarterly Report Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference)
             4.4     Form of Placement Agent Warrant Agreement between
                     Registrant  and  J.  Robbins  Securities,   L.L.C. (filed
                     as Exhibit 4.2 to Registrant's Quarterly Report Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference)
             4.5 Shareholder Rights Plan of Registrant dated March 21, 1997 (filed as Exhibit 4.1 to Registrant's Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference)
             4.6 Form of Co-Conversion Agent warrant exercisable at $3.4965 per share (filed as Exhibit 4.4 to Registrant's registration Statement on Form S-2 (333-00087) and incorporated herein by reference)
             4.7 Form of Warrant Agreement between Registrant and U.S. Stock Transfer Corporation (incorporated by reference to Registrant's Registration Statement on Form SB-2, Registration No. 33-88452)
             4.8 Form of Amended Note between Registrant and holders of amended Convertible Subordinated Notes due December 31, 2007 (filed as Exhibit 4.10 to Registrant's Registration Statement on Form S-2 (333-75715) and incorporated herein by reference)
             4.9 Form of Warrant exercisable at $1.00 per share between Registrant and holders of amended Convertible Subordinated Notes due December 31, 2007 (filed as Exhibit 4.11 to Registrant's Registration Statement on Form S-2 (333-75715) and incorporated herein by reference)
            10.1 Credit Agreement between Registrant and credit Lyonnais New York Branch and Certain Lenders dated July 11, 1997 (filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference)
            10.2 Amendment dated November 3, 1997 to Credit Agreement between Registrant and Credit Lyonnais New York Branch and Certain Lenders (filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference)

            10.3     Participation  Agreement by and between Registrant
                     and  Smith  Management  Company,  Inc.  et al.  to
                     acquire  a  12.5%  working  interest  in  Espiritu
                     Santo Bay (filed as Exhibit  10.1 to  Registrant's
                     Registration  Statement  on Form  S-2  (333-22599)
                     and incorporated herein by reference)
            10.4     Employment Agreement dated June 1, 1997 by and between
                     Registrant and Tyrone J. Fairbanks (filed as Exhibit 10.2
                     to Registrant's Form 10-Q for the quarter ended June 30,
                     1997 and incorporated herein by reference)
            10.5     1993  Stock  Option  Plan  (filed as an Exhibit to
                     Registrant's  Registration  Statement on Form SB-2
                     (33-64600) and incorporated herein by reference)
            10.6     1998 Stock  Option Plan (filed as Exhibit  10.8 to
                     Registrant's   Form   10-K  for  the  year   ended
                     December  31,  1997  and  incorporated  herein  by
                     reference)
            10.7     Lease  Agreement for 515 W. Greens Road,  Houston,
                     Texas   77067    (filed   as   Exhibit   10.3   to
                     Registrant's   Form  10-KSB  for  the  year  ended
                     December  31,  1995  and  incorporated  herein  by
                     reference)
            10.8     Form of Option Exercise Grant and Extension Agreement
                     between all executives and directors and Registrant (filed as Exhibit 10.15 to the Registrant's Registration Statement
                     on Form S-2 (333-65847) and incorporated herein by
                     reference)
            10.9*    Letter Agreement by and between McMoRan Oil & Gas LLC and
                     Registrant, et al., to farmout portion of Registrant's
                     interest in Espiritu Santo Bay
           10.10*    Amendment dated March 13, 2000 to Credit Agreement between
                     Registrant and Credit Lyonnais New York Branch and Certain
                     Lenders
            23.1*    Consent of KPMG LLP
            23.2*    Consent of Huddleston & Co., Inc.
            27.1*    Financial Data Schedule


----------------
* Filed herewith

    (b) Reports on Form 8-K

        Form 8-K filed November 3, 1999 to report Fortune's press release providing an exploration program update and announcing that the initial well on its first Espiritu Santo Bay Deep Prospect had commenced.

        Form 8-K filed December 21, 1999 to report Fortune's press release which provided an Espiritu Santo Bay well update.

        Form 8-K filed February 7, 2000 to report Fortune's press release announcing the conversion into common stock of certain Fortune notes.

        Form 8-K filed March 30, 2000 to report Fortune's press release of its 1999 financial results and financing transactions completed in March 2000.

                          INDEX TO FINANCIAL STATEMENTS



                                                                    Page

Independent Auditors' Report - KPMG LLP..........................    43

Balance Sheets - December 31, 1999 and 1998......................    44

Statements of Operations for the years ended
   December 31, 1999, 1998 and 1997..............................    45

Statements of Stockholders' Equity for the years ended
  December 31, 1999, 1998 and 1997...............................    46

Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997...............................    47

Notes to Financial Statements....................................    48

                          INDEPENDENT AUDITORS' REPORT





The Board of Directors and Stockholders
Fortune Natural Resources Corporation:

      We have audited the accompanying balance sheets of Fortune Natural Resources Corporation as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fortune Natural Resources Corporation as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.






/s/ KPMG LLP
---------------

Houston, Texas
March 28, 2000

                      FORTUNE NATURAL RESOURCES CORPORATION
                                 BALANCE SHEETS


                                     ASSETS
                                                            December 31,
                                                      ------------------------
                                                         1999          1998
                                                      ----------    ----------
CURRENT ASSETS:
    Cash and cash equivalents......................   $  294,000    $1,452,000
    Accounts receivable............................      314,000       361,000
    Prepaid expenses...............................       22,000        74,000
                                                      ----------    ----------
    Total Current Assets...........................      630,000     1,887,000
                                                      ----------    ----------
PROPERTY AND EQUIPMENT:
    Oil and gas properties, accounted for
      using the full cost method...................   27,302,000    26,800,000
    Office and other...............................      384,000       384,000
                                                      ----------    ----------
                                                      27,686,000    27,184,000
    Less--accumulated depletion, depreciation
      and amortization.............................  (21,562,000)  (20,728,000)
                                                      ----------    ----------
                                                       6,124,000     6,456,000
                                                      ----------    ----------
OTHER ASSETS:
    Deposits and other.............................       51,000        51,000
    Debt issuance costs (net of accumulated
      amortization of $346,000 at
      December 31, 1998)...........................            -        98,000
                                                      ----------    ----------
                                                          51,000       149,000
                                                      ----------    ----------

TOTAL ASSETS.......................................   $6,805,000    $8,492,000
                                                      ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt..............   $        -    $  10,000
    Accounts payable...............................       33,000       93,000
    Accrued expenses...............................      193,000      351,000
    Royalties payable..............................        5,000       12,000
    Accrued interest ..............................       97,000       97,000
                                                      ----------    ----------
    Total Current Liabilities......................      328,000      563,000
                                                      ----------    ----------

LONG-TERM DEBT, net of current portion ............    3,235,000     3,225,000
                                                      ----------    ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, $1.00 par value:
    Authorized--2,000,000 shares
    Issued and outstanding--None...................            -             -
    Common stock, $.01 par value
      Authorized--40,000,000 shares
      Issued and outstanding--12,259,846 and
       12,134,675 shares at December 31, 1999
       and 1998, respectively                            123,000       121,000
    Capital in excess of par value.................   30,295,000    30,171,000
    Accumulated deficit............................  (27,176,000)  (25,588,000)
                                                      ----------    ----------

NET STOCKHOLDERS' EQUITY...........................    3,242,000     4,704,000
                                                      ----------    ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........   $6,805,000    $8,492,000
                                                      ==========    ==========

                 See accompanying notes to financial statements.

                      FORTUNE NATURAL RESOURCES CORPORATION

                            STATEMENTS OF OPERATIONS

                                                                 For the Years Ended December 31,
                                                          --------------------------------------------
                                                              1998            1997            1996
                                                          ------------    ------------    ------------
REVENUES
    Sales of oil and gas, net of royalties............    $  1,492,000    $  1,881,000    $  3,851,000
    Other income......................................          38,000         142,000         154,000
                                                          ------------    ------------    ------------
                                                             1,530,000       2,023,000       4,005,000
                                                          ------------    ------------    ------------
EXPENSES
    Production and operating..........................         532,000         595,000       1,094,000
    Provision for depletion, depreciation
      and amortization................................         834,000       1,365,000       2,219,000
    General and administrative........................       1,204,000       1,547,000       1,965,000
    Debt restructuring expense........................          61,000               -         316,000
    Stock offering cost...............................               -               -         323,000
    Interest..........................................         487,000         831,000         396,000
    Impairments to oil and gas properties.............           -             960,000       3,650,000
                                                          ------------    ------------    ------------
                                                             3,118,000       5,298,000       9,963,000
                                                          ------------    ------------    ------------

LOSS BEFORE PROVISION FOR INCOME TAXES................      (1,588,000)     (3,275,000)     (5,958,000)
PROVISION FOR INCOME TAXES............................               -               -               -
                                                          ------------    ------------    ------------

NET LOSS..............................................    $ (1,588,000)   $ (3,275,000)   $ (5,958,000)
                                                          ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING...........................      12,206,718      12,132,362      12,086,219
                                                          ============    ============    ============

NET LOSS PER COMMON SHARE
  (BASIC AND DILUTED).................................    $      (0.13)   $      (0.27)   $      (0.49)
                                                          ============    ============    ============


                 See accompanying notes to financial statements.

                      FORTUNE NATURAL RESOURCES CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                             Capital in                                Stock-
                                               Common Stock  Excess of    Treasury    Accumulated      holders'
                                      Shares      Amount     Par Value      Stock       Deficit        Equity
                                    ----------   --------   -----------   ---------   ------------   -----------
BALANCE, December 31, 1996........  11,853,663   $119,000   $29,273,000    $      -   $(16,355,000)  $13,037,000
                                    ==========   ========   ===========    ========   ============   ===========
Common stock issued for
  exercise of stock options.......       6,400          -        18,000           -              -        18,000
Common stock issued for
  exercise of warrants............      45,000          -        89,000           -              -        89,000
Common stock issued in exchange
  for debentures, net of
  offering costs..................     218,858      2,000       889,000           -              -       891,000
Common stock contributed to
  401(k) Plan.....................       4,835          -        14,000           -              -        14,000
Common stock repurchased in
  odd-lot buyback.................      (9,769)         -             -     (38,000)             -       (38,000)
Common stock returned to treasury.          (5)         -             -           -              -             -
Net loss..........................           -          -             -           -     (5,958,000)   (5,958,000)
                                    ----------   --------   -----------    --------   ------------   -----------
BALANCE, December 31, 1997........  12,118,982   $121,000   $30,283,000    $(38,000)  $(22,313,000)  $ 8,053,000
                                    ==========   ========   ===========    ========   ============   ===========
Common stock issued for
  exercise of stock options.......       5,512          -        13,000            -             -        13,000
Common stock contributed to
  401(k) Plan.....................      10,185          -        24,000           -              -        24,000
Cancellation of treasury stock....           -          -       (38,000)     38,000              -             -
Voluntary  exchange of public
  warrants for private warrants...           -          -       (59,000)          -              -       (59,000)
Repurchase of outstanding
  private warrants................           -          -       (52,000)          -              -       (52,000)
Common stock returned to treasury.          (4)         -             -           -              -             -
Net loss..........................           -          -             -           -     (3,275,000)   (3,275,000)
                                    ----------   --------   -----------    --------   ------------   -----------
BALANCE, December 31, 1998........  12,134,675   $121,000   $30,171,000    $      -   $(25,588,000)  $ 4,704,000
                                    ==========   ========   ===========    ========   ============   ===========
Common stock contributed to
  401(k) Plan.....................      22,137          -        29,000           -              -        29,000
Warrants issued for note
  restructuring...................           -          -        61,000           -              -        61,000
Common stock issued for
  directors' fees.................     103,035      2,000        34,000           -              -        36,000
Common stock returned to treasury.          (1)         -             -           -              -             -
Net loss..........................           -          -             -           -     (1,588,000)   (1,588,000)
                                    ----------   --------   -----------    --------   ------------   -----------
BALANCE, December 31, 1999........  12,259,846   $123,000   $30,295,000    $      -   $(27,176,000)  $ 3,242,000
                                    ==========   ========   ===========    ========   ============   ===========


                 See accompanying notes to financial statements.

                      FORTUNE NATURAL RESOURCES CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                      For the Years Ended December 31,
                                                                  ---------------------------------------
                                                                     1999          1998          1997
                                                                  -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss....................................................   $(1,588,000)  $(3,275,000)  $(5,958,000)
   Adjustments to reconcile net loss
    to net cash provided by (used in) operating activities:
    Common stock issued for directors' fees....................        36,000             -             -
    Depletion, depreciation and amortization...................       834,000     1,365,000     2,219,000
    Amortization of deferred financing cost....................        98,000       428,000       147,000
    Debt conversion and restructuring expense..................        61,000             -       316,000
    Stock offering cost........................................             -             -       323,000
    Impairments to oil and gas properties......................             -       960,000     3,650,000
    Non-cash compensation expense..............................        20,000        44,000        58,000
   Changes in assets and liabilities:
    Accounts receivable........................................        47,000       146,000       188,000
    Prepaids...................................................        52,000       (74,000)       25,000
    Accounts payable and accrued expenses......................      (218,000)     (145,000)      525,000
    Royalties and working interest payable.....................        (7,000)      (24,000)      (67,000)
    Accrued interest...........................................             -       (76,000)      (25,000)
    Deposits and other.........................................         9,000        35,000       (22,000)
                                                                  -----------   -----------   -----------
   Net cash provided by (used in) operating activities.........      (656,000)     (616,000)    1,379,000
                                                                  -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for oil and gas properties.....................      (502,000)   (3,673,000)   (4,946,000)
   (Increase) decrease in restricted cash......................             -             -     2,293,000
   Proceeds from sale of properties and equipment..............             -     4,695,000       203,000
   Net change in other property and equipment..................             -        17,000       (27,000)
                                                                  -----------   -----------   -----------
   Net cash provided by (used in) investing activities.........      (502,000)    1,039,000    (2,477,000)
                                                                  -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Gross  proceeds  from  issuance of long-term  debt,
      net of issuance costs....................................             -             -     3,290,000
   Repayment of long term debt.................................             -      (540,000)   (1,793,000)
   Gross proceeds from issuance of common stock................             -        13,000       103,000
   Debt and equity offering costs..............................             -       (59,000)     (971,000)
   Common stock and warrant repurchase.........................             -       (52,000)      (38,000)
                                                                  -----------   -----------   -----------
   Net cash provided by (used in) financing activities.........             -      (638,000)      591,000
                                                                  -----------   -----------   -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS......................    (1,158,000)     (215,000)     (507,000)
                                                                  -----------   -----------   -----------

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR...................     1,452,000     1,667,000      2,174,000
                                                                  -----------   -----------   -----------

CASH AND CASH EQUIVALENTS, END OF YEAR.........................   $   294,000   $ 1,452,000   $ 1,667,000
                                                                  ===========   ===========   ===========
Supplemental information:
  Interest paid in cash........................................   $   388,000   $   403,000   $   249,000
  Common stock issued or issuable as directors' fees...........        36,000             -             -
  Common stock issued for conversion of debt...................             -             -       975,000
  Common stock issued for 401(k) Plan contribution.............        29,000        24,000        14,000


                 See accompanying notes to financial statements.

                      FORTUNE NATURAL RESOURCES CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


(1)   GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Fortune Natural Resources Corporation is an independent energy company engaged in the acquisition, production and exploration of oil and gas, primarily onshore and offshore Louisiana and Texas. All of Fortune's properties are located in the United States. Fortune considers its business to be a single operating segment.

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

PROPERTY AND EQUIPMENT

      Fortune accounts for its oil and gas operations using the full cost method. Under the full cost method, all costs associated with the acquisition, exploration and development of oil and gas reserves, including non-productive costs, are capitalized as incurred. Internal overhead, which is directly identified with acquisition, exploration and development is capitalized. Such overhead has not been material through December 31, 1999.

      The capitalized costs of oil and gas properties are accumulated in a single cost center and are amortized using the unit-of-production method based on proved reserves. Estimated future development and abandonment costs are included in the amortization base. Capitalized costs and estimated future development costs associated with unevaluated properties are excluded from amortization until the quantity of proved reserves attributable to the property has been determined or impairment has occurred. Oil and gas property depreciation, depletion and amortization expense per equivalent Mcf was $1.30, $1.54 and $1.62 for the years ended December 31, 1999, 1998, and 1997, respectively.

      Proceeds from the dispositions of oil and gas properties are credited to capitalized oil and gas property, with no gain or loss recognized unless the disposition would significantly alter the relationship between capitalized costs and proved reserves.

      The cost of oil and gas properties net of amortization and related deferred income tax may not exceed an amount equal to the tax-effected net present value discounted at 10% of proved oil and gas reserves plus the lower of cost or estimated fair market value of unevaluated properties. To the extent Fortune's unamortized cost of oil and gas properties exceeds the ceiling amount, a provision for additional depreciation, depletion and amortization would be required as an impairment reserve. During 1998 and 1997, Fortune recorded $1.0 million and $3.7 million of impairments to oil and gas properties, respectively. See note 12 regarding the 1997 impairments.

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

DEBT ISSUANCE COSTS

      The cost of issuing Fortune's convertible debt has been amortized over the period that such debt was not convertible, which ended April 30, 1999.

STOCK OPTION PLANS

      Fortune follows the intrinsic value method of accounting for stock option grants. Accordingly, no compensation expense is recognized for our stock based compensation plans; however, we provide pro forma disclosure of the impact of these stock plans on operating results.

COMPUTATION OF NET LOSS PER SHARE

      Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Since the issuance or conversion of additional securities would have an anti-dilutive effect, diluted loss per share is the same as basic loss per share.

(2)   SALE OF EAST BAYOU SORREL

      On March 31, 1998, Fortune sold its interest in the East Bayou Sorrel field, Iberville Parish, Louisiana to National Energy Group, Inc. for cash in the amount of $4,695,000. The properties sold consisted of Fortune's interest in the Schwing #1 and #2 wells and all of the associated leases, facilities and interests.

      Fortune's interest in the two productive wells at East Bayou Sorrel was pledged to secure the credit facility with Credit Lyonnais. The total balance outstanding under the credit facility prior to this sale was $550,000. Upon closing the sale, Fortune repaid all but $10,000 of the outstanding balance of the credit facility.

      The Schwing #1 and #2 wells began producing in January 1997 and June 1997, respectively. Although both wells were shut-in from March 13, 1998 through the date of the sale to repair production facilities, they accounted for a significant portion of Fortune's oil and gas revenues during 1997 and proved reserves as of December 31, 1997. A third well in the field, the Schwing #3, was spudded October 9, 1997 and temporarily plugged and abandoned on March 5, 1998. During 1997 and 1998, Fortune incurred approximately $1 million to drill and attempt completion of this well as a result of difficult drilling conditions and mechanical problems. Selected unaudited financial information attributable to Fortune's interest in the East Bayou Sorrel field as reported in its 1997 and 1998 financial results is as follows:


                                            Year Ended December 31,
                                            ----------------------
                                              1998         1997
                                            ---------    ---------
    Production
       Oil (Bbls)                              12,000       55,000
       Gas (Mcf)                               18,000       78,000

    Oil and gas revenues                     $231,000   $1,241,000
    Production and operating expense           60,000      205,000
    Provision for depletion, depreciation
       and amortization                        54,000      430,000

                                            As of December 31, 1997
                                            ----------------------
    Estimated net reserve quantities
      of total proved reserves
       Oil (Bbls)                                  152,000
       Gas (Mcf)                                   204,000


      This represented 32% and 30% of Fortune's 1997 oil and gas revenues and production and 23% of proved reserves as of December 31, 1997. Consequently, Fortune's revenues and cash flow from operations have decreased significantly since the sale.

      Under the full cost method of accounting, proceeds from the sale of oil and gas properties are credited to capitalized oil and gas property costs, with no gain or loss recognized unless such sales would significantly alter the relationship between capitalized costs and proved reserves. A significant alteration would not ordinarily be expected to occur for sales involving less than 25% of the reserve quantities in a given cost center. Because the sale of East Bayou Sorrel represented less than 25% of Fortune's reserve quantities, the entire proceeds of $4,695,000 was credited to capitalized oil and gas properties as of March 31, 1998. Subsequent to charging these proceeds against capitalized oil and gas property costs, Fortune recorded impairments to oil and gas properties. Consequently, any gain which Fortune might have reported on the sale of this property would have been entirely offset by additional impairments to oil and gas properties.

(3)   OIL AND GAS PROPERTIES AND OPERATIONS

      Capitalized costs relating to oil and gas producing activities and related accumulated depletion, depreciation and amortization at December 31, 1999, 1998 and 1997 were as follows:


                                                           1999          1998          1997
                                                        -----------   -----------   -----------
      Capitalized costs of oil and gas properties.....  $27,302,000   $26,800,000   $27,822,000
      Less accumulated depletion,
        depreciation and amortization.................  (21,216,000)  (20,422,000)  (18,137,000)
                                                        -----------   -----------   -----------
                                                        $ 6,086,000   $ 6,378,000   $ 9,685,000
                                                        ===========   ===========   ===========

      The unproved properties portion of capitalized costs was $2.7 million, $2.6 million and $3.2 million in 1999, 1998 and 1997, respectively. Costs incurred in oil and gas producing activities were as follows:


                                                           1999          1998          1997
                                                        -----------   -----------   -----------
      Property acquisition
        Unproved......................................  $    48,000   $   437,000   $   333,000
        Proved........................................            -             -       368,000
      Exploration.....................................      348,000     2,558,000     2,285,000
      Development.....................................      106,000       678,000     1,960,000
                                                        -----------   -----------   -----------
                                                        $   502,000   $ 3,673,000   $ 4,946,000
                                                        ===========   ===========   ===========

      The results of operations from oil and gas producing activities for the years ended December 31, 1999, 1998 and 1997, are as follows:


                                                           1999          1998          1997
                                                        -----------   -----------   -----------
      Revenues from oil and gas producing activities:
         Sales to unaffiliated parties................  $ 1,492,000   $ 1,881,000   $ 3,851,000
                                                        -----------   -----------   -----------
      Expenses -
      Production and operating........................      532,000       595,000     1,094,000
      Depreciation, depletion and amortization........      794,000     1,325,000     2,179,000
      Impairments to oil and gas properties...........            -       960,000     3,650,000
                                                        -----------   -----------   -----------

      Total expenses..................................    1,326,000     2,880,000     6,923,000
                                                        -----------   -----------   -----------

      Pretax income (loss) from producing activities..      166,000      (999,000)   (3,072,000)
      Income tax expense..............................            -             -             -
                                                        -----------   -----------   -----------
      Results of oil and gas producing activities
        (excluding corporate overhead and
         interest costs)..............................  $   166,000   $  (999,000)  $(3,072,000)
                                                        ===========   ===========   ===========


(4)  LONG-TERM DEBT

      At December 31, 1999, a summary of long-term debt is as follows:

                                                                     December 31,   December 31,
                                                                     ------------   ------------
                                                                         1999           1998
                                                                     ------------   ------------
      Convertible Subordinated Notes due December 31, 2007......     $  3,225,000   $  3,225,000

      Credit Lyonnais credit facility due January 11, 2001......           10,000         10,000
                                                                     ------------   ------------

      Total long-term debt......................................        3,235,000      3,235,000
      Less current installments.................................                -        (10,000)
                                                                     ------------   ------------

      Long-term debt, excluding current installments............     $  3,235,000   $  3,225,000
                                                                     ============   ============

      At December 31, 1999, Fortune had $3,225,000 of 12% subordinated convertible notes outstanding. Such convertible subordinated notes are due December 31, 2007. Fortune has realized net losses for many years, resulting in an accumulated deficit of $27 million at December 31, 1999. As a result of depleting reserves and the sale of Fortune's interest in East Bayou Sorrel in March 1998, Fortune has realized negative operating cash flows of $656,000 and $616,000 in 1999 and 1998, respectively. In February and March 2000, Fortune took steps to improve its short term liquidity by raising $782,000 through the sale of common stock and the exercise of common stock warrants. Also during February and March 2000, $930,000 of Fortune's 12% convertible notes were converted to common stock. The remaining notes are convertible into common stock at $0.75 per share. See note 14 for information regarding these transactions. As a result of these transactions, management believes that Fortune has the capital resources to maintain its operations over the next year. However, based on historical operating results and the uncertainties of projecting long term production and cash flows from current oil and gas reserves, Fortune may not be able to repay the remaining $2,295,000 of convertible subordinated notes when they become due on December 31, 2007. Management believes that operating cash flow will increase if Fortune is successful exploiting its inventory of projects or acquiring producing properties. However, there is no assurances that cash flow will increase or that it will be sufficient to enable Fortune to repay the convertible subordinated notes at December 31, 2007.

      In the event that Fortune's operating cash flow decreases unexpectedly, drilling is unsuccessful or management determines to accelerate the growth plans for Fortune, the company will require additional equity and debt financing for our continuing operations. Fortune's projections of production, cash flow and capital requirements are based upon numerous assumptions about the future, including: oil and gas prices, production decline rates, costs, absence of major operating disruptions and catastrophes, timing of projects and markets for our production. There is no assurance that management's assumptions will be accurate. If the company experiences significant unexpected decreases in cash flow or increases in capital requirements, and is unable to raise capital, management will need to take other steps to maintain Fortune's viability over the next year. Those steps might include reducing overhead further, foregoing our participation in projects or selling assets.

      In March 1999, noteholders representing $2,295,000 principle amount of the Convertible Subordinated Notes agreed to amend the conversion price of their notes. As a result, these amended notes are convertible into Fortune's common stock at a conversion price of $0.75 per share, subject to adjustment for certain future recapitalizations or dividends of Fortune. If these noteholders had not agreed to this amendment, the conversion price for the notes would have been approximately $0.33 per share effective May 1, 1999. The remaining $930,000 principal amount of notes are convertible into Fortune's common stock at a conversion price of approximately $0.33 per share, subject to adjustment for certain future recapitalizations or dividends of Fortune. All notes are convertible by the holders and/or redeemable by Fortune. The notes are redeemable by

Fortune at a premium that reduces monthly from 10% to zero from May 1999 to November 2000. As of March 1, 2000, the premium on redemption was 4.40% of par. Any such premium on redemption is waived if Fortune's common stock price averages at least $4.50 per share for 30 consecutive trading days. The notes are subordinate to all of Fortune's secured debt, including the credit facility with Credit Lyonnais. The notes bear interest at a rate of 12% per year, payable quarterly. The cost incurred to issue the original notes has been amortized as additional interest expense over the 18-month period ended May 1, 1999, the first date that the notes were convertible. As a result of this amortization of issuance costs, the effective interest rate of the notes over this 18-month period was 21.2%. If any notes are held to maturity, the effective interest rate to maturity on those notes will be 13.4%.

      For agreeing to amend their conversion price, the amending noteholders received, for each share into which each of their notes is now convertible, one three-year warrant, exercisable at $1 per warrant. Fortune valued this warrant at $0.02 per warrant and expensed the value of all such warrants during the first quarter of 1999 as note restructuring cost.

      Fortune's $20 million credit facility with Credit Lyonnais New York Branch was to expire January 11, 2000; however, in March 2000, Credit Lyonnais extended the facility to January 11, 2001. On March 31, 1998, Fortune repaid all but $10,000 of the outstanding balance of the credit facility with a portion of the proceeds from the sale of East Bayou Sorrel. (See note 2). Prior to its sale of the East Bayou Sorrel field, Fortune's borrowing base was $2 million. The borrowing base is now $10,000, subject to redetermination upon the bank's approval. The interest rate on the facility is, at Fortune's option, either 1.25% above Credit Lyonnais' base rate or 4% above LIBOR. The credit facility is secured by a mortgage on substantially all of Fortune's existing proved oil and gas properties. Fortune is also required to pay a commitment fee of 0.5% on the unused portion, if any, of the borrowing base.

      Primarily as a result of the lower revenues after the sale of East Bayou Sorrel, Fortune was unable to meet the 3 to 1 coverage ratio of cash flow to fixed-charges which is required by the credit facility for the twelve-months period ended December 31, 1999. Fortune is also required by the credit facility to maintain a minimum cash balance of $500,000 while any subordinated debt, including the 12% notes, is outstanding. Fortune failed to meet these covenants at December 31, 1999. Fortune has received waivers of these covenants from the bank for the period ended December 31, 1999. See note 14 for information about amendments to this credit facility in March 2000.

 (5)  INCOME TAXES

      No provision for income taxes was required for the years ended December 31, 1999, 1998 and 1997. Deferred taxes consist of the following:


                                                                   1999          1998
                                                                -----------  -----------
      Deferred tax assets:
        Net operating loss carryforwards.....................   $ 7,276,000  $ 4,539,000
        Difference in basis of oil and gas properties........     1,227,000    3,267,000
                                                                -----------  -----------
                                                                  8,503,000    7,806,000
        Less valuation allowance (100%)......................    (8,503,000)  (7,806,000)
                                                                -----------  -----------
        Net deferred taxes...................................   $         -  $         -
                                                                ===========  ===========


      At December 31, 1999, Fortune estimates it had cumulative net operating loss carryforwards for federal income tax purposes of approximately $21 million, of which approximately $7 million is subject to restrictions under I.R.C. 382. These loss carryforwards are available to offset future federal taxable income, if any. The net operating losses expire from 2002 through 2019. Fortune is uncertain as to the recoverability of the above deferred tax assets and has therefore applied a 100% valuation allowance.

(6)   COMMITMENTS AND CONTINGENCIES

      Fortune has an employment agreement with its President and Chief Executive Officer that provides for an annual salary of $176,000 through the later of May 31, 2000, or six months following notice of non-renewal. The agreement provides that if employment is terminated for any reason other than cause, death or disability within two years following a change in control, the CEO is entitled to a lump-sum payment of two year's compensation and all shares of common stock underlying his stock options without payment of the exercise price. The agreement also provides for two years of consulting services upon the completion of the primary term of his contract at 40% of the last compensation thereunder. The agreement further provides for additional compensation, in an amount not to exceed his annual salary, based upon certain increases in the value of Fortune's common stock.

      Fortune leases office space under a non-cancelable operating lease. Rental expense under the office lease for the years ended December 31, 1999, 1998 and 1997 was $94,000, $89,000 and $86,000,
respectively.

      Minimum future lease payments under the non-cancelable operating leases are as follows:

      Year ending December 31,

           2000......................   $  93,000
           2001......................      39,000
                                        ---------
                                        $ 132,000
                                        =========

      On January 31, 2000 the remaining lawsuits relating to Fortune's December 1995 offering under Regulation S of the Securities Act were settled. Under the settlement, the other litigants released all claims against Fortune and paid Fortune $25,000 in exchange for Fortune releasing all of its claims.

(7)   RELATED PARTY TRANSACTIONS

      On January 22, 1997, Fortune's board of directors appointed Daniel R. Shaughnessy as a director of Fortune. Mr. Shaughnessy is a petroleum geophysicist and geologist and is president and owner of Interpretation3, an integrated 3D geophysical interpretation company which does geological and geophysical consulting work for Fortune. During 1998 and 1997, Mr. Shaughnessy's firm billed Fortune a total of $421,000 and $182,000, respectively, for geological and geophysical consulting. No such fees were incurred in 1999.

      Petro-Guard Company, Inc., the operator at Espiritu Santo Bay, is owned by Dewey A. Stringer III. Mr. Stringer was a director of Fortune from April 1998 to June 1999. As the operator of Espiritu Santo Bay, Petro-Guard bills Fortune and the other Espiritu Santo Bay partners their share of the monthly expenditures on the project. As such, Petro-Guard billed Fortune $1,042,000 of Espiritu Santo Bay exploration expenditures in 1998 and $107,000 from January 1, 1999 through June 30, 1999.

      The convertible subordinated notes discussed in note 4 were sold under a placement agreement with J. Robbins Securities, L.L.C., the placement agent. The placement agent received a ten percent sales commission, a three percent non-accountable expense allowance, and warrants to purchase 89,583 shares of common stock. The warrants are exercisable over a five-year period at $3.60 per share. Barry W. Blank, a beneficial owner of more than five percent of Fortune's common stock, was managing director for the placement agent at the time of the offering and marketed substantially the entire private placement. As such, Mr. Blank earned approximately 50% of the fees and commissions paid to the Placement Agent for the notes sold by him and 20% of the warrants issued to the placement agent. A trust established by and, under certain circumstances, for the benefit of Mr. Blank acquired $500,000 of the notes. Mr. Blank's mother also acquired $50,000 of notes. Mr. Blank disclaims beneficial ownership of the notes purchased by his mother. Barry Feiner, a director of Fortune, acted as outside counsel for the placement agent in connection with the private placement and earned $32,250 in legal fees from the placement agent. Mr. Feiner's wife acquired $50,000 in notes for which Mr. Feiner disclaims beneficial ownership. Mr. Feiner recused himself from voting on all board of director matters associated with the private placement.

      Fortune pays each outside director compensation of $2,500 per quarter. Beginning in 1999, these fees are being paid in Fortune common stock in lieu of cash. Inside directors do not receive such compensation.

      As part of the relocation of its headquarters to Houston, Texas, Fortune provided Tyrone J. Fairbanks, its President and Chief Executive Officer, with an incentive relocation package to facilitate his move to Texas. The package consisted of a payment by Fortune of Mr. Fairbanks' moving expenses, a non-recourse, unsecured loan in the amount of $80,000 and a secured recourse loan in the amount of $70,000. The $80,000 loan bore interest at the rate of 6% per annum, with $20,000 of such loan forgiven in each of four consecutive years beginning in 1996. As of January 31, 1999, the entire amount of the loan had been forgiven under the terms of the relocation agreement. The $70,000 loan also bore interest at the rate of 6% per annum, payable interest only for two years, with $35,000 principal payments due on the second and third anniversaries of the loan. As of December 31, 1999, Mr. Fairbanks had repaid all of the $70,000 loan.

      See note 14 for a discussion of related party transactions that occurred after December 31, 1999.

(8)   STOCKHOLDERS' EQUITY

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

      Fortune follows the intrinsic value method of accounting for stock option grants. Accordingly, no compensation expense has been recognized for its stock based compensation plans. Had compensation cost for Fortune's stock option plans been determined based upon the fair value method of accounting for stock based compensation plans, the impact on Fortune's reported net loss and loss per share would have been:


                                               Year ended December 31,
                                               ------------------------
                                                1999     1998    1997
                                               ------   ------   ------
      Impact on net loss:
        Increase in net loss (millions)        $  0.1   $  0.5   $  0.6
        Increase in net loss per share         $ 0.01   $ 0.04   $ 0.05


      The fair value on the date of grant of the options granted during 1999 is estimated as $0.10 per common stock option using the Black-Scholes option-pricing model. Fortune used the following assumptions to calculate the fair value of options granted and the impact on its net loss and net loss per share based upon the methodology prescribed under FAS 123:


                                                Year ended December 31,
                                               -------------------------
                                                 1999     1998    1997
                                               -------  -------  -------
      Assumptions:
        Dividend yield                              0%       0%       0%
        Volatility                                 65%      65%      65%
        Risk-free interest rate                   5.1%     5.7%     6.3%
        Forfeiture rate                             5%       5%       5%
        Expected life (years)                     5.0      2.5      2.5

      Common stock option transactions were:

                                                                Weighted Average
                                                Number of        Exercise Price
                                           Options Exercisable     of Options
                                           -------------------  ----------------
      Balance, December 31, 1996.............      934,709            2.93
      Granted................................      595,000            2.80
      Exercised..............................       (6,400)           2.75
      Forfeited..............................      (20,411)           2.74
                                                ----------        ----------
      Balance, December 31, 1997.............    1,502,898            2.96
      Granted................................      757,500            1.57
      Exercised..............................       (1,200)           1.56
      Forfeited..............................     (115,975)           2.96
                                                ----------        ----------
      Balance, December 31, 1998.............    2,143,223            2.47
      Granted................................      600,000            1.56
      Exercised..............................            -               -
      Forfeited..............................     (378,459)           2.74
                                                ----------        ----------
      Balance, December 31, 1999.............    2,364,764        $   2.20
                                                ==========        ==========


      The above table includes 80,000 common stock warrants which were issued to employees in 1995 and 1996 in lieu of common stock options.

      All options are immediately exercisable upon grant. At December 31, 1999, Fortune had 1,225,985 common stock options available for grant during 2000 under the 1998 Stock Option Plan.

      The following table summarizes information concerning currently outstanding and exercisable options and warrants issued in lieu of options:

                         Options Outstanding and Exercisable
                      ----------------------------------------
                                      Weighted
                                       Average       Weighted
       Range of                       Remaining       Average
       Exercise         Number       Contractual     Exercise
         Price        Outstanding        Life         Price
    --------------    -----------    -----------    ---------
    $1.56 to $3.25    2,364,764       2.7 years        $2.20


      At December 31, 1999 Fortune's outstanding common stock purchase warrants consisted of (b):

                                Exercise Price
         Number of Warrants       Per Warrant      Expiration Date
         ------------------     --------------     ---------------
              35,000               $    2.75           1/06/00
              27,600               $    3.19           2/25/00
             685,000               $    4.75           5/12/00
             200,000               $    2.03           6/25/00
             100,000               $    4.75           8/01/00
              60,000               $    3.63           9/06/00
           1,163,513 (a)           $    3.75           9/28/00
              37,500               $    3.63          12/05/00
              80,000               $    1.03           8/21/01
              20,000               $    2.44           8/29/01
              10,000               $    2.44           9/06/01
             200,000               $    2.03           3/01/02
             616,200 (a)           $    3.75           3/01/02
           3,060,004               $    1.00           3/18/02
              17,917               $    3.60          11/30/02
           ---------
           6,312,734
           =========


(a) Warrants permit the holders of these warrants to purchase 2,558,338 total shares of common stock.
(b) Table excludes warrants that have been issued to employees in lieu of stock options.

      On April 15, 1998, Fortune closed a voluntary offer to exchange its 1,917,000 publicly traded common stock warrants and 63,000 private warrants for new private warrants. These old warrants would have expired September 28, 1998. 1,779,713 old warrants were tendered and accepted by Fortune, representing 93% of the outstanding public warrants. An additional 3,000 public warrants were exercised by warrantholders during the exchange offer period. As a result of a subsequent extension granted in 1999, the new private warrants expire September 28, 2000. These new warrants will not be listed for trading, are restricted from transfer and do not contain the same anti-dilution provisions as the public warrants. Otherwise, the new private warrants are similar to the old warrants. Fortune did not receive any proceeds as a result of this exchange offer, but incurred $59,000 of offering expense that was charged to stockholders' equity in 1998. The old warrants that were not exchanged expired on September 28, 1998.

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

(9)   MAJOR CUSTOMERS AND PRODUCTION CONCENTRATION

      Fortune routinely sells over 10% of its oil and gas revenues to single customers. The following table shows the percentage of oil and gas revenues to each customer who exceeded 10% of total such revenues during 1999, 1998 and 1997:


                                                   1999    1998    1997
                                                  ------  ------  ------
      Largest customer                               22%     29%     27%
      Next largest customer                          17%     14%     25%
      Next largest customer                          11%     11%     11%
      Next largest customer                                  10%
                                                  ------  ------  ------
      Total sold to all customers who exceed 10%     62%     64%     63%
                                                  ======  ======  ======

      Approximately 33% of Fortune's 1999 oil and gas revenues, cash flow, and proved oil and gas reserves were currently accounted for by a single well at South Timbalier Block 76. This well was shut-in for repairs for one month in 1997 and for over two months during 1996 as the result of mechanical failures. Production from this well has declined significantly since the workovers and Fortune's independent petroleum engineers estimate that the current producing zone is scheduled to fully deplete in 2000. A significant curtailment or loss of production for a prolonged period before we could replace the reserves through new discoveries or acquisitions would have a material adverse effect on our projected operating results and financial condition.


(10)  FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying value of cash and cash equivalents, accounts receivable, accounts payable, debt and other financial assets and liabilities approximate their fair value.

(11) RETIREMENT PLAN

      During 1996, Fortune adopted the Fortune Natural Resources Corporation 401(k) Profit Sharing Plan for its eligible employees. Under the plan, eligible employees are permitted to make salary deferrals of up to 15% of their annual compensation, subject to Internal Revenue Service limitations. Salary deferrals will be matched 50% by Fortune, subject to IRS limitations, and are 100% vested after two years of service with the company. Salary deferrals are 100% vested at all times. Fortune makes its matching contribution in shares of Fortune common stock. Fortune does not make profit sharing contributions to the plan. For the 1999, 1998 and 1997 plan years, Fortune's matching contribution liability was $19,000, $24,000 and $24,000, respectively.

(12)  RESTRICTED CASH AND ZYDECO VENTURE

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

      In connection with requesting the return of unspent venture funds, Fortune reviewed for impairment is $4.3 million remaining unevaluated investment in the Zydeco exploration venture properties. The $4.3 million investment included the value of the Fortune common stock that was issued in 1995 to acquire its interest in the exploration venture as well as the funds that Fortune has spent for leases and seismic in the exploration venture. As a result of this impairment review, Fortune transferred all of its investment in the Zydeco exploration venture projects to the evaluated property account during 1997. Consequently, Fortune recorded impairments to oil and gas properties during 1997 of $3.7 million.

(13)  OIL AND GAS PRODUCING ACTIVITIES AND OIL AND GAS COST INFORMATION
      (UNAUDITED)

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

      For the years ended December 31, 1999, 1998 and 1997, the oil and gas reserve estimates were determined by Huddleston & Co., Inc., Houston, Texas independent petroleum engineers, in accordance with guidelines established by the Securities and Exchange Commission. Such estimates are subject to numerous uncertainties inherent in the estimation of proved reserves and in the projection of future production, prices and costs. The future cash inflow, as reflected in the "Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves", determined from such reserve data are estimates only. They should not be construed to be the current market values of Fortune's oil and gas reserves or the costs that would be incurred to obtain equivalent reserves.

CHANGES IN ESTIMATED RESERVE QUANTITIES

      Fortune's net interests in estimated quantities of proved developed and undeveloped reserves of oil and gas at December 31, 1999, 1998, and 1997, and changes in such quantities during the years then ended were as follows:

                                                     Oil (MBbls)
                                              --------------------------
                                               1999      1998      1997
                                              ------    ------    ------
      BEGINNING OF PERIOD...................     106       257       249

        Revisions of previous estimates.....      (6)       16        (1)
        Extensions and discoveries..........       5        15        88
        Production..........................     (17)      (42)      (87)
        Purchase of minerals in place.......       -         -        13
        Sales of minerals in place..........       -      (140)       (5)
                                              ------    ------    ------

      END OF PERIOD.........................      88       106       257
                                              ======    ======    ======
        Proved developed reserves
           Beginning of period..............      47       198       160
                                              ======    ======    ======

           End of period....................      28        47       198
                                              ======    ======    ======



                                                      Gas (Mmcf)
                                              --------------------------
                                               1999      1998      1997
                                              ------    ------    ------
      BEGINNING OF PERIOD..................    3,082     3,217     3,481
        Revisions of previous estimates....     (181)      306       431
        Extensions and discoveries..........     607       354       187
        Production..........................    (508)     (609)     (821)
        Purchase of minerals in place......        -         -        11
        Sales of minerals in place..........       -      (186)      (72)
                                              ------    ------    ------

      END OF PERIOD.........................   3,000     3,082     3,217
                                              ======    ======    ======
        Proved developed reserves
           Beginning of period..............   1,413     1,548     1,749
                                              ======    ======    ======

           End of period ...................   1,371     1,413     1,548
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

       The standardized measure of discounted future net cash flows relating to proved oil and gas reserves is as follows:

                                                 1999        1998        1997
                                               --------    --------    --------
                                                        (in thousands)
      Future cash inflows...................   $ 10,332     $  8,709    $ 12,717
      Future costs:
        Production..........................     (3,210)      (2,807)     (3,346)
        Development.........................       (949)        (917)       (961)
                                               --------     --------    --------

      Future net inflows before income taxes      6,173        4,985       8,410
      Future income taxes...................          -            -           -
                                               --------     --------    --------

      Future net cash flows.................      6,173        4,985       8,410
      10% discount factor...................     (1,842)      (1,458)     (1,907)
                                               --------     --------    --------
      Standardized measure of
        discounted net cash flows...........   $  4,331     $  3,527    $  6,503
                                               ========     ========    ========

      The average prices received by Fortune at year end 1999, 1998 and 1997 and used in determining year end proved reserves were as follows:

                                           1999    1998    1997
                                          ------  ------  ------

           Oil - $/Bbl................    $23.28  $ 9.85  $16.90
           Gas - $/Mcf................    $ 2.50  $ 2.25  $ 2.60

      As of March 17, 2000, Fortune was receiving an average of approximately $2.70 per Mcf for its gas production and $28.60 per Bbl for its oil production.

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS FROM PROVEN RESERVE QUANTITIES

      A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil and gas reserves is as follows:

                                                     1999      1998      1997
                                                   --------  --------  --------
                                                        (in thousands)
      Standardized Measure:
      Beginning of period......................... $  3,527  $  6,503  $ 10,820
      Increases (decreases):
      Sales and transfers, net of production costs     (960)   (1,286)   (2,757)
      Extensions and discoveries..................      960       541     1,571
      Net change in sales and transfer prices,
        net of production costs...................      943      (964)   (4,643)
      Changes in estimated future
        development costs.........................       (2)        -       245
      Development costs incurred during the period        -         -       400
      Revisions of quantity estimates.............     (370)      418       630
      Accretion of discount.......................      353       650     1,082
      Purchases of reserves in place..............        -         -       191
      Sales of reserves in place..................        -    (1,870)     (199)
      Changes in timing of production and other...     (120)     (465)     (837)
                                                   --------  --------  --------
      Standardized Measure:
      End of period............................... $  4,331  $  3,527  $  6,503
                                                   ========  ========  ========


(14)  SUBSEQUENT EVENT - NOTE CONVERSION AND STOCK ISSUANCE

      In January 2000, Fortune commenced both a private placement offering of common stock and an incentive warrant exercise program. The private placement closed March 10, 2000. The incentive warrant exercise program has been extended through June 1, 2000, unless terminated earlier at Fortune's sole discretion. Fortune raised $618,000 in the private placement (824,000 shares sold at $0.75 per share) and has raised $164,000 through March 10, 2000 in the incentive warrant exercise (218,331 shares issued at $0.75 per share). The warrants subject to this program would have been exercisable otherwise at prices from $2.61 to $3.625 per share.

      Barry W. Blank, a beneficial owner of more than five percent of Fortune's common stock, acquired 51,750 shares of stock in the warrant exercise program. Also, Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth and Income Trust PLC, which each beneficially own more than five percent of Fortune's common stock, each purchased 200,000 shares of stock in the private placement. Warrants convertible into approximately 1.5 million shares of common stock, including 1,080,705 shares owned by Mr. Blank, remain eligible to participate in the incentive warrant exercise program through the termination date.

      In addition to the shares acquired in these offerings, all participants received one three-year stock-purchase warrant for each share acquired. The exercise price of one-half of these warrants was set at $1.50 per share; the exercise price for the remainder is $2.25. Accordingly, Fortune has issued 1,042,331 such new warrants in connection with these transactions.

      Also in February and March 2000, holders of the $930,000 of Fortune's 12% notes that were convertible at approximately $0.33 per share, including $700,000 of total notes held by the two Renaissance funds, converted those notes into 2,821,162 shares of common stock. As an inducement to encourage conversion, Fortune paid the noteholders who converted one year's prepaid interest. This interest was paid in Fortune common stock valued at $0.75 per share, resulting in the issuance of an additional 148,800 shares to the noteholders who converted. Each Renaissance fund received 1,122,394 shares in connection with this transaction. As a result of this note conversion, Fortune's annual cash interest expense has been reduced by $111,600.

      Fortune estimates that its out-of-pocket costs in these transactions did not exceed $20,000. The proceeds from these offerings will be used for anticipated exploration expenditures and general corporate purposes.

      In March 2000, the bank amended Fortune's credit facility to extend the due date to January 11, 2001, reduce to $200,000 the minimum cash balance Fortune must hold while any subordinated notes are outstanding and set the borrowing base at $10,000, subject to redetermination upon the bank's approval.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Houston, State of Texas, on March 30, 2000.

                            FORTUNE NATURAL RESOURCES CORPORATION


                            By: /s/ Tyrone J. Fairbanks
                                ------------------------------
                                Tyrone J. Fairbanks
                                President, Chief Executive Officer and Director


                            By: /s/ J. Michael Urban
                                ------------------------------
                                J. Michael Urban
                                Vice President, Chief Financial Officer and
                                  Chief Accounting Officer


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates stated.


       Signature                        Title                         Date
       ---------                        -----                         ----


/s/ Tyrone J. Fairbanks
------------------------------  President, Chief Executive
Tyrone J. Fairbanks               Officer and Director            March 30, 2000



/s/ Dean W. Drulias             Executive Vice President,
------------------------------    General Counsel, Corporate
Dean W. Drulias                   Secretary and Director          March 30, 2000



/s/ Barry Feiner
------------------------------
Barry Feiner                    Director                          March 30, 2000



/s/ D. R. Shaughnessy
------------------------------
D. R. Shaughnessy               Director                          March 12, 1999