Form 10KSB/A
period 1999-12-31
FORTUNE NATURAL RESOURCES CORP
filed 2000-03-31
CIK 38242

1999


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                   FORM 10-KSB/A


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

      During the third quarter of 1999, Fortune and substantially all of the working interest owners at Espiritu Santo Bay farmed out their interest in the first deep Espiritu Santo Bay prospect to McMoRan Oil and Gas, LLC, a wholly-owned subsidiary of McMoRan Exploration Company. Under the terms of the farmout agreement, McMoRan and its exploration program partners pay 100% of all drilling, completion, testing and facilities costs for the farmout well in exchange for 50% of Fortune's working interest in a 3,200 acre prospect area. Fortune's working interest in the 3,200 acre prospect prior to the farmout was approximately 7.4%

      The farmout well, the State Tract 210 #6, was spud on November 1, 1999 and reached total depth on December 14, 1999. McMoRan ran casing to total depth and began evaluating the sands encountered in the well to assess future operating alternatives. In March 2000, McMoRan informed Fortune that it did not plan to test the State Tract 210 #6 but that it may be interested in participating in another well on the farmout acreage. Fortune and its other partners at Espiritu Santo Bay are negotiating to to reach an agreement which will permit such a test to be conducted at no cost to McMoRan. No assurance can be given that the parties will ultimately enter into such an agreement.

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

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Houston, State of Texas, on March 31, 2000.

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


       Signature                        Title                         Date
       ---------                        -----                         ----


/s/ Tyrone J. Fairbanks
------------------------------  President, Chief Executive
Tyrone J. Fairbanks               Officer and Director            March 31, 2000



/s/ Dean W. Drulias             Executive Vice President,
------------------------------    General Counsel, Corporate
Dean W. Drulias                   Secretary and Director          March 31, 2000



/s/ Barry Feiner
------------------------------
Barry Feiner                    Director                          March 31, 2000



/s/ D. R. Shaughnessy
------------------------------
D. R. Shaughnessy               Director                          March 31, 1999