Form 10QSB
period 2000-03-31
FORTUNE NATURAL RESOURCES CORP
filed 2000-05-11
CIK 38242

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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


                                  281-872-1170
                               ------------------
                            Issuer's telephone number


                                       N/A
     ---------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes  X      No ___
                                                                ---


Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                         16,356,802 as of April 30, 2000

Transition small business disclosure format (check one)    Yes         No   X
                                                               -----      -----

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      FORTUNE NATURAL RESOURCES CORPORATION

                                 BALANCE SHEETS

                                     ASSETS

                                                                                       March 31,           December 31,
                                                                                         2000                  1999
                                                                                    -------------         -------------
                                                                                     (Unaudited)            (Audited)
CURRENT ASSETS:
     Cash and cash equivalents..................................................    $     804,000         $     294,000
     Accounts receivable........................................................          341,000               314,000
     Prepaid expenses...........................................................            9,000                22,000
                                                                                    -------------         -------------
         Total Current Assets...................................................        1,154,000               630,000
                                                                                    -------------         -------------
PROPERTY AND EQUIPMENT:
     Oil and gas properties, accounted for
       using the full cost method...............................................       27,359,000            27,302,000
     Office and other...........................................................          384,000               384,000
                                                                                    -------------         -------------
                                                                                       27,743,000            27,686,000
     Less--accumulated depletion, depreciation and amortization.................      (21,712,000)          (21,562,000)
                                                                                    -------------         -------------
                                                                                        6,031,000             6,124,000
                                                                                    -------------         -------------
OTHER ASSETS:
     Deposits...................................................................           51,000                51,000
                                                                                    -------------         -------------

TOTAL ASSETS....................................................................    $   7,236,000         $   6,805,000
                                                                                    =============         =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                       March 31,           December 31,
                                                                                         2000                  1999
                                                                                    -------------          -----------
                                                                                     (Unaudited)            (Audited)
CURRENT LIABILITIES:
     Current portion of long-term debt..........................................    $      10,000         $           -
     Accounts payable...........................................................           14,000                33,000
     Accrued expenses...........................................................          132,000               193,000
     Royalties and working interests payable....................................            2,000                 5,000
     Accrued interest...........................................................           69,000                97,000
                                                                                    -------------         -------------
         Total Current Liabilities..............................................          227,000               328,000
                                                                                    -------------         -------------

LONG-TERM DEBT..................................................................        2,295,000             3,235,000
                                                                                    -------------         -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $1.00 par value:
         Authorized--2,000,000 shares
         Issued and outstanding--None...........................................                -                     -
     Common stock, $.01 par value:
         Authorized--40,000,000 shares
         Issued and outstanding 16,349,531 and 12,259,846 at
         March 31, 2000 and December 31, 1999, respectively.....................          163,000               123,000
     Capital in excess of par value.............................................       32,089,000            30,295,000
     Accumulated deficit........................................................      (27,538,000)          (27,176,000)
                                                                                    -------------         -------------
NET STOCKHOLDERS' EQUITY........................................................        4,714,000             3,242,000
                                                                                    -------------         -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......................................    $   7,236,000         $   6,805,000
                                                                                    =============         =============

                 See accompanying notes to financial statements.

                      FORTUNE NATURAL RESOURCES CORPORATION

                            STATEMENTS OF OPERATIONS

                                                                                        For the Three Months Ended
                                                                                    ------------------------------
                                                                                       March 31,             March 31,
                                                                                         2000                  1999
                                                                                    -------------         -------------
                                                                                                 (Unaudited)
REVENUES
     Sales of oil and gas, net of royalties.....................................    $     359,000         $     255,000
     Other income...............................................................            6,000                15,000
                                                                                    -------------         -------------
                                                                                          365,000               270,000
                                                                                    -------------         -------------

COSTS AND EXPENSES
     Production and operating...................................................          123,000                90,000
     Provision for depletion, depreciation and amortization.....................          150,000               210,000
     General and administrative.................................................          267,000               291,000
     Note restructuring cost....................................................                -                61,000
     Interest payable in cash...................................................           69,000                97,000
     Interest - amortization of deferred financing cost.........................                -                74,000
                                                                                    -------------         -------------
                                                                                          609,000               823,000
                                                                                    -------------         -------------

LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM.................................         (244,000)             (553,000)
PROVISION FOR INCOME TAXES......................................................                -                     -
                                                                                    -------------         -------------
LOSS BEFORE EXTRAORDINARY ITEM..................................................         (244,000)             (553,000)

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT
   OF DEBT......................................................................         (118,000)                    -
                                                                                    -------------         -------------

NET LOSS .......................................................................    $    (362,000)        $    (553,000)
                                                                                    =============         =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING......................................       14,299,000            12,138,000
                                                                                    =============         =============

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)
     Net loss before extraordinary item.........................................    $       (0.02)        $       (0.05)
     Extraordinary item.........................................................            (0.01)                    -
                                                                                    -------------         -------------
         Net loss per common share..............................................    $       (0.03)        $       (0.05)
                                                                                    =============         =============



                 See accompanying notes to financial statements.

                      FORTUNE NATURAL RESOURCES CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                    AND THE THREE MONTHS ENDED MARCH 31, 2000


                                                   Common Stock              Capital in                              Stock-
                                           ----------------------------      Excess of           Accumulated        holders'
                                              Shares          Amount         Par Value             Deficit           Equity
                                           -----------     ------------    --------------      --------------    -------------
BALANCE, December 31, 1998...............   12,134,675     $    121,000    $   30,171,000      $  (25,588,000)   $   4,704,000
                                           ===========     ============    ==============      ==============    =============

Common stock contributed to
    401(k) Plan..........................       22,137                -            29,000                   -           29,000
Warrants issued for
    note restructuring...................            -                -            61,000                   -           61,000
Common stock issued for
    directors' fees......................      103,035            2,000            34,000                   -           36,000
Common stock returned to treasury........           (1)               -                 -                   -                -
Net loss.................................            -                -                 -          (1,588,000)      (1,588,000)
                                           -----------     ------------    --------------      --------------    -------------

BALANCE, December 31, 1999...............   12,259,846     $    123,000    $   30,295,000      $  (27,176,000)   $   3,242,000

Common stock contributed to
    401(k) Plan..........................       55,405                -            19,000                   -           19,000
Common stock issued for
    directors' fees......................       12,655                -             8,000                   -            8,000
Common stock issued for
    conversion of notes..................    2,821,162           28,000           902,000                   -          930,000
Common stock issued for premium on early
    extinguishment of debt...............      158,132            2,000           116,000                   -          118,000
Common stock issued for
    exercise of warrants.................      218,331            2,000           162,000                   -          164,000
Common stock issued for
    stock offering.......................      824,000            8,000           610,000                   -          618,000
Common stock offering expenses...........            -                -           (23,000)                  -          (23,000)
Net loss.................................            -                -                 -            (362,000)        (362,000)
                                           -----------     ------------    --------------      --------------    -------------

BALANCE, March 31, 2000
    (Unaudited)..........................   16,349,531     $    163,000    $   32,089,000      $  (27,538,000)   $   4,714,000
                                           ===========     ============    ==============      ==============    =============


                 See accompanying notes to financial statements.

                      FORTUNE NATURAL RESOURCES CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                                        For the Three Months Ended
                                                                                    ------------------------------
                                                                                       March 31,             March 31,
                                                                                         2000                  1999
                                                                                    -------------         --------------
                                                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss....................................................................   $    (362,000)        $    (553,000)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
         Depletion, depreciation and amortization................................         150,000               210,000
         Non-cash compensation expense...........................................               -                20,000
         Common stock issued for directors' fees.................................           8,000                     -
         Common stock issued for premium on early
           extinguishment of debt................................................         118,000                     -
         Amortization of deferred financing cost.................................               -                74,000
         Note restructuring cost.................................................               -                61,000
                                                                                    -------------         -------------
              Cash flow before working capital adjustments.......................         (86,000)             (188,000)
     Changes in assets and liabilities:
         Accounts receivable.....................................................         (27,000)               83,000
         Prepaids................................................................          13,000                14,000
         Accounts payable and accrued expenses...................................         (80,000)             (177,000)
         Royalties and working interest payable..................................          (3,000)               33,000
         Accrued interest........................................................         (28,000)                    -
         Other...................................................................          19,000                 9,000
                                                                                    -------------         -------------
     Net cash used in operating activities.......................................        (192,000)             (226,000)
                                                                                    -------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for oil and gas properties.....................................         (57,000)             (197,000)
                                                                                    -------------         -------------
     Net cash used in investing activities.......................................         (57,000)             (197,000)
                                                                                    -------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock......................................         782,000                     -
     Expenditures for offering costs.............................................         (23,000)                    -
                                                                                    -------------         -------------
     Net cash provided by financing activities...................................         759,000                     -
                                                                                    -------------         -------------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS...........................................................         510,000              (423,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...................................         294,000             1,452,000
                                                                                    -------------         -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD.........................................   $     804,000         $   1,029,000
                                                                                    =============         =============

Supplemental information:
     Interest paid in cash.......................................................   $      69,000         $      97,000
Non-cash transactions

     Common stock issued for 401(k) Plan contribution............................          19,000                30,000
     Common stock issued for directors' fees.....................................           8,000                     -
     Common stock issued for conversion of notes.................................         930,000                     -
     Common stock issued for premium on early extinguishment of debt.............         118,000                     -

                       See accompanying notes to financial statements.

                      FORTUNE NATURAL RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000

(1)  LINE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     AND PROCEDURES

     The condensed financial statements at March 31, 2000, and for the periods then ended included herein have been prepared by Fortune Natural Resources Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Fortune believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Fortune's latest annual report on Form 10-KSB/A. Certain reclassifications have been made to prior period amounts to conform to presentation in the current period. In Fortune's opinion, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position and the results of its operations and its cash flows for the dates and periods presented. The results of the operations for these interim periods are not necessarily indicative of the results for the full year.

 (2)  LONG-TERM DEBT

     At March 31, 2000, a summary of long-term debt is as follows:

                                                                                  March 31,           December 31,
                                                                                    2000                  1999
                                                                                -------------        --------------
         Convertible Subordinated Notes due December 31, 2007..............     $   2,295,000        $    3,225,000

         Credit Lyonnais credit facility due January 11, 2001..............            10,000                10,000
                                                                                -------------        --------------

         Total long-term debt..............................................         2,305,000             3,235,000
         Less current installments.........................................           (10,000)                    -
                                                                                -------------        --------------

         Long-term debt, excluding current installments....................     $   2,295,000        $    3,235,000
                                                                                =============        ==============

     At March 31, 2000, Fortune had $2,295,000 of 12% subordinated convertible notes outstanding that are due December 31, 2007. Fortune has realized net losses for many years, resulting in an accumulated deficit of $28 million at March 31, 2000. As a result of depleting reserves and the sale of Fortune's interest in East Bayou Sorrel in March 1998, Fortune has realized negative operating cash flows of $656,000 and $616,000 in calendar years 1999 and 1998, respectively, and $192,000 in the first quarter of 2000. In February and March 2000, Fortune took steps to improve its short term liquidity by raising $782,000 through the sale of common stock and the exercise of common stock warrants. See note 6 for information regarding these stock offerings. Also during February and March 2000, $930,000 of Fortune's 12% convertible notes were converted to common stock. The remaining notes are convertible into common stock at $0.75 per share. As a result of these transactions, management believes that Fortune has the capital resources to maintain its operations over the next year. However, based on historical operating results and the uncertainties of projecting long term production and cash flows from current oil and gas reserves, Fortune may not be able to repay the remaining $2,295,000 of convertible subordinated notes when they become due on December 31, 2007. Management believes that operating cash flow will increase if Fortune is successful exploiting its inventory of projects or acquiring producing properties. However, there is no assurances that cash flow will increase or that it will be sufficient to enable Fortune to repay the convertible subordinated notes at December 31, 2007.

     In the event that Fortune's operating cash flow decreases unexpectedly, drilling is unsuccessful or management determines to accelerate the growth plans for Fortune, the Company will require additional equity and debt financing for our continuing operations. Fortune's projections of production, cash flow and capital requirements are based upon numerous assumptions about the future, including: oil and gas prices, production decline rates, costs, absence of major operating disruptions and catastrophes, timing of projects and markets for our production. There is no assurance that management's assumptions will be accurate. If Fortune experiences significant unexpected decreases in cash flow or increases in capital requirements, and is unable to raise capital, management will need to take other steps to maintain Fortune's viability over the next year. Those steps might include reducing overhead further, foregoing our participation in projects or selling assets.

     As discussed above, in February and March 2000, holders of the $930,000 of Fortune's 12% notes that were convertible at approximately $0.33 per share, converted those notes into 2,821,162 shares of common stock. As an inducement to encourage conversion, Fortune paid the noteholders who converted a premium equal to one year's prepaid interest plus certain accrued interest. This premium was paid in Fortune common stock valued at $0.75 per share, resulting in the issuance of an additional 158,132 shares to the noteholders who converted. This premium was expensed during the first quarter of 2000 as an extraordinary loss on early extinguishment of debt. Two Renaissance funds, who are each beneficial owners of more than five percent of Fortune's common stock, converted all of their combined $700,000 principal amount of notes to stock in this transaction. Each Renaissance fund received 1,122,394 shares in connection with this conversion. As a result of this note conversion, Fortune's annual cash interest expense has been reduced by $111,600.

     In March 1999, noteholders representing the still outstanding $2,295,000 principle amount of the convertible subordinated notes agreed to amend the conversion price of their notes to $0.75 per share, subject to adjustment for certain future recapitalizations or dividends of Fortune. All notes are convertible by the holders and/or redeemable by Fortune. The notes are redeemable at a premium that reduces monthly from 10% to zero from May 1999 to November 2000. As of May 1, 2000, the premium on redemption was 3.28% of par. The premium is waived if Fortune's common stock price averages at least $4.50 per share for 30 consecutive trading days. The notes are subordinate to all of Fortune's secured debt, including the credit facility with Credit Lyonnais. The notes bear interest at a rate of 12% per year, payable quarterly. The cost incurred to issue the original notes has been amortized as additional interest expense over the 18-month period ended May 1, 1999, the first date that the notes were convertible. As a result of this amortization of issuance costs, the effective interest rate of the notes over this 18-month period was 21.2%. If any notes are held to maturity, the effective interest rate to maturity on those notes will be 13.4%.

     For agreeing to amend their conversion price, the amending noteholders received, for each share into which each of their notes is now convertible, one three-year warrant, exercisable at $1 per warrant. Fortune valued this warrant at $0.02 per warrant and expensed the value of all such warrants during the first quarter of 1999 as note restructuring cost.

     Fortune's $20 million credit facility with Credit Lyonnais New York Branch was to expire January 11, 2000; however, in March 2000, Credit Lyonnais extended the facility to January 11, 2001. The borrowing base is currently set at $10,000, subject to redetermination upon the bank's approval. The interest rate on the facility is, at Fortune's option, either 1.25% above Credit Lyonnais' base rate or 4% above LIBOR. The credit facility is secured by a mortgage on substantially all of Fortune's existing proved oil and gas properties. Fortune is also required to pay a commitment fee of 0.5% on the unused portion, if any, of the borrowing base.

     Fortune is required by the credit facility to meet a 3 to 1 coverage ratio of cash flow to fixed-charges for the twelve-months period ended March 31, 2000. Fortune failed to meet this covenant at March 31, 2000. Fortune has requested a waiver of this covenant from the bank for the period ended March 31, 2000. If a waiver is not received, Fortune will repay the $10,000 balance outstanding on the facility.

(3)  INCOME TAX EXPENSE

     No provision for income taxes was required for the three months ended March 31, 2000.

     At March 31, 2000, Fortune estimates it had cumulative net operating loss carryforwards for federal income tax purposes of approximately $22 million, of which approximately $7 million is subject to restrictions under I.R.C. 382. These loss carryforwards are available to offset future federal taxable income, if any. The net operating losses expire from 2002 through 2020. Fortune is uncertain as to the recoverability of the above deferred tax assets and has therefore applied a 100% valuation allowance.

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

(6)  STOCK ISSUANCE

     In January 2000, Fortune commenced both a private placement offering of common stock and an incentive warrant exercise program. The private placement closed March 10, 2000. The incentive warrant exercise program has been extended through June 1, 2000, unless terminated earlier at Fortune's sole discretion. Fortune raised $618,000 in the private placement (824,000 shares sold at $0.75 per share) and has raised $164,000 through March 10, 2000 in the incentive warrant exercise (218,331 shares issued at $0.75 per share). The warrants subject to this program would have been exercisable otherwise at prices from $2.61 to $3.625 per share. Fortune determined that the value, if any, associated with reducing the warrant exercise price in this offering is not material; accordingly, no charge has been recorded on this transaction.

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

     Fortune estimates that its out-of-pocket costs in these transactions were $23,000. The proceeds from these offerings will be used for anticipated exploration expenditures and general corporate purposes.

                      FORTUNE NATURAL RESOURCES CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

     At March 31, 2000, Fortune had $2,295,000 of 12% subordinated convertible notes outstanding. Such convertible subordinated notes are due December 31, 2007. Fortune has realized net losses for many years, resulting in an accumulated deficit of $28 million at March 31, 2000. As a result of depleting reserves and the sale of Fortune's interest in East Bayou Sorrel in March 1998, Fortune has realized negative operating cash flows of $656,000 and $616,000 in calendar years 1999 and 1998, respectively, and $192,000 in the first quarter of 2000. In February and March 2000, Fortune took steps to improve its short term liquidity by raising $782,000 through the sale of common stock and the exercise of common stock warrants. Also during February and March 2000, $930,000 of Fortune's 12% convertible notes were converted to common stock. The remaining notes are convertible into common stock at $0.75 per share. As a result of these transactions, we believe that Fortune has the capital resources to maintain its operations over the next year. However, based on historical operating results and the uncertainties of projecting long term production and cash flows from current oil and gas reserves, Fortune may not be able to repay the remaining $2,295,000 of convertible subordinated notes when they become due on December 31, 2007. We believe that Fortune's operating cash flow will increase if we are successful exploiting our inventory of projects or acquiring producing properties. However, no assurances can be given that cash flow will increase or that it will be sufficient to enable Fortune to repay the convertible subordinated notes at December 31, 2007.

     In the event that Fortune's operating cash flow decreases unexpectedly, drilling is unsuccessful or management determines to accelerate the growth plans for Fortune, we will require additional equity and debt financing to fund our continuing operations. Fortune's projections of production, cash flow and capital requirements are based upon numerous assumptions about the future, including: oil and gas prices, production decline rates, costs, absence of major operating disruptions and catastrophes, timing of projects and markets for our production. See "Forward Looking Statements" below for a discussion of risks associated with Fortune and future projections made by us. There is no assurance that our assumptions will be accurate. If we experience significant unexpected decreases in cash flow or increases in capital requirements, and we are unable to raise capital, we will need to take other steps to maintain our viability over the next year. Those steps might include reducing overhead further, foregoing our participation in projects or selling assets. Fortune has been successful in the past raising capital to fund its operations and/or repay debt balances substantially greater than that currently outstanding. For example, from 1995 through March 31, 2000, Fortune raised over $15 million through the issuance of common stock (most of which was raised in 1995), reduced its total debt by $4.8 million and virtually eliminated its current maturities of long-term debt. Furthermore, Fortune's debt balance at March 31, 2000 is the lowest it has been since 1991. Although there is no assurance Fortune will be successful in raising capital in the future to fund its activities, management will continue to look for opportunities to improve Fortune's financial condition.

RESULTS OF OPERATIONS

COMPARISON OF 2000 OPERATING RESULTS TO 1999

QUARTER ENDED MARCH 31, 2000 AND 1999

     Successful drilling results from 1999 are partially offsetting production declines from depletion. New production from two successful year-end 1998 drilling projects, at South Timbalier Block 86 and Espiritu Santo Bay, began contributing revenues during the quarter ended June 30, 1999. Revenues from Bay Marchand Block 5 and the Bacon prospect began contributing revenues during the third quarter of 1999. Increases in oil and gas prices offset lower oil and gas production. Consequently, Fortune's oil and gas revenues for the quarter ended March 31, 2000 increased 41% to $359,000 compared to $255,000 reported during the first quarter of 1999. Fortune's net loss also improved to $362,000 during the first quarter of 2000 compared to a net loss of $553,000 for the same 1999 period. The lower 2000 loss is due to a combination of the higher oil and gas prices and lower costs.

     Analysis  of  change in oil and gas  revenues  -

                                                    Quarter Ended March 31,
                                                   -------------------------       Percent
                                                     2000             1999          Change
                                                   --------         --------       --------
     Production
         Oil     -  Bbl                               3,300           3,300            0 %
         Gas     -  Mcf                              99,100         122,800          (19)%
     Prices
         Oil     -  $/Bbl                         $   27.44       $    9.99          175 %
         Gas     -  $/Mcf                              2.70            1.80           50 %
     Revenues
         Oil                                      $  91,000      $   33,000          176 %
         Gas                                        268,000         222,000           21 %


     Depletion was the primary contributor to the decrease in gas production. The $104,000 increase in oil and gas revenue from 1999 to 2000 is attributable to the 175% increase in oil prices and the 50% increase in gas prices.

     Analysis of change in selected expenses -

                                                          Quarter Ended March 31,
                                                        ---------------------------       Percent
                                                           2000             1999          Change
                                                        ----------       ----------      ---------
     Production and operating expense                   $  123,000       $   90,000         37 %
         -  per MCFE                                          1.03             0.63         63 %
     Depreciation, depletion and amortization              150,000          210,000        (29)%
         -  per MCFE                                          1.26             1.47        (14)%


     Production and operating expense increased by $33,000 for the first quarter of 2000 versus 1999 because of higher production taxes and more producing properties in 2000.

     Fortune's provision for depletion, depreciation and amortization (DD&A) decreased by $60,000 in the first quarter of 2000 as compared to 1999 primarily because of lower production and proved reserve additions during the fourth quarter of 1999.

                                                            Quarter Ended March 31,
                                                           -------------------------        Percent
                                                              2000            1999          Change
                                                           ----------      ----------      ---------
     General and administrative expense                    $  267,000      $  291,000         (8)%
     Interest - cash                                           69,000          97,000        (29)%
              - non-cash                                            -          74,000         N/A


     Interest expense payable in cash decreased by $28,000 in 2000 compared to 1999 because of the note conversion discussed above. This note conversion resulted in the $118,000 non-cash extraordinary loss on early extinguishment of debt in 2000 which represents a premium equal to one year's interest paid in common stock to the converting noteholders. Non-cash interest expense in 1999 was for amortization of debt financing costs, which were fully amortized by the end of April 1999.

LIQUIDITY AND CAPITAL RESOURCES

     CASH BALANCE, WORKING CAPITAL AND CASH FLOWS FROM OPERATING ACTIVITIES

     Fortune used $192,000 of cash in its operating activities during the first quarter of 2000 compared to $226,000 during the same 1999 period. Before considering the effect of changes in non-cash working capital accounts, operating cash flow used was $(86,000) during 2000 compared to $(188,000) during 1999. As discussed above, higher oil and gas prices and lower expenses accounts for this increase in cash flow. Cash and working capital at March 31, 2000 increased significantly from December 31,1999 because of the capital raised during 2000 discussed above.

     Analysis of changes in selected liquidity measures -


                                                                          As of
                                                              ----------------------------
                                                                March 31,     December 31,      Percent
                                                                  2000            1999          Change
                                                              ------------    ------------    ---------
         Cash balance                                         $    804,000    $    294,000       173 %
         Net working capital                                       927,000         302,000       207 %
         Long-term debt                                          2,295,000       3,235,000       (29)%


                                                                 Quarter ended March 31,        Percent
                                                                  2000            1999          Change
                                                              ------------    ------------    ---------
         Cash flow from operations before
            working capital adjustments                         $  (86,000)     $ (188,000)       54%
         Cash flow from operating activities                      (192,000)       (226,000)       15%


     CASH USED IN INVESTING ACTIVITIES - CAPITAL EXPENDITURES

     Expenditures for oil and gas properties for the first quarter of 2000 were $57,000 compared to $197,000 for the first quarter of 1999.

     The 1999 expenditures include primarily:

     - additional leases at Espiritu Santo Bay;
     - seismic interpretation at Espiritu Santo Bay and La Rosa;
     - completion expenditures for two wells at Espiritu Santo Bay, ST 216 #16 and ST 210 #5; and
     - completion expenditures for the Bacon prospect Anderson 24-7 well drilled in Mississippi.

     The 2000 expenditures include primarily:

     - drilling and completion expenditures for the Bacon prospect Ivy 24-11 in Mississippi;
     - expenditures for a La Rosa Rooke C-6 well that is being completed; and
     - expenditures for the attempted recompletion at Estherwood prospect in Louisiana that was abandoned in January 2000.

     The 2000 activities are discussed below.

     As a result of McMoRan's previously announced decision not to test the Espiritu Santo Bay 210#6 well, it has returned all rights in the well to Fortune and its partners so that we may test the well. McMoRan has reconveyed to Fortune its original 7.4% working interest in the well. McMoRan retained its approximate 49% working interest in the 3,200-acre farmout area (except for the 210-#6 well). Petro-Guard Company, Inc. will operate the testing and production of the well. The participating partners will pay for all future operations on the well, including additional facilities, if necessary, and will receive all future revenues from the well, if any. All participants have agreed to share information from this test with McMoRan, since it has the right to participate in future wells on the balance of this acreage.

     Fortune has also been advised that permitting activities have commenced for additional well locations, including a 16,000' test that the partners hope to spud later this year. These well locations have been generated from Fortune's and its partners' proprietary 3-D seismic survey of the bay.

     The La Rosa C-6 well was spud on March 29, 2000 and logged on April 5, 2000 as new discovery. Completion activities are underway. Fortune owns an 18.75% working interest in the well and its share of the drilling and completion costs are estimated to be $44,000. This well is expected to begin contributing revenues during the second quarter of 2000. The next exploration well at La Rosa is the C-7 well. The C-7 is anticipated to spud in May. Fortune owns an 18.75% working interest in this well and expects the drilling cost to be approximately $24,000.

     Fortune and its partners farmed out a portion of the working interest in the Cadiz prospect Brooks #1 exploratory well to Prime Energy Management Corporation at the end of March 2000. Fortune farmed-out three-quarters of its 15% working interest in the drilling expense and received a cash payment of approximately $10,000 and the right to receive back, at casing point, 25% of the interest farmed out. Consequently, if the well is completed and Fortune elects to participate, Fortune will have a 6.5625% working interest in the well. The well was spud on April 22, 2000 and is designed to test a 3-D seismic anomaly at a depth of approximately 10,000 feet generated from seismic licensed by Fortune. The farmout also provides Prime with an option to drill a second well on adjacent acreage on the same terms as the first well. Fortune's share of the drilling costs of the Brooks #1 is estimated to be $12,000.

     The Bacon prospect Ivy #24-11 was spud in February 2000 and is being completed as a new discovery. Fortune owns an approximate 10% working interest in the well. The operator anticipates the well should produce approximately half a million cubic feet of natural gas per day. Fortune's share of the drilling and completion costs is estimated to be $24,000. This well is expected to begin contributing revenues during the second quarter of 2000.

OIL AND GAS PRICES

     Conditions outside of our control influence the prices we receive for oil and gas. As of April 28, 2000, Fortune was receiving an average of approximately $22.50 per barrel for its oil production and $3.00 per Mcf for its gas production.

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

FORWARD LOOKING STATEMENTS

     This Form 10-Q contains forward-looking statements. Forward-looking statements include statements regarding future oil and gas production and prices, future cash flow and cash requirements, future exploration and development spending, future drilling and operating plans and results, reserve and production potential of Fortune's properties and prospects, Fortune's business strategy, and management's plans and expectations. Actual events or results could differ materially from those discussed in the forward-looking statements as a result of various risk factors including the factors described below.

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

     FORTUNE HAS INCURRED NET LOSSES FOR EACH OF THE LAST SEVERAL YEARS. Fortune has incurred substantial net losses for several years. Although we made significant budget cuts in 1999 and are making additional budget cuts in 2000, oil and gas prices continue to fluctuate significantly. This makes it likely that losses will continue. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     Fortune's debt structure is comprised of:

                  Stated                  Balance
               Interest Rate           March 31, 2000            Matures
            ------------------        ----------------          ---------
                 12% Fixed               $2,295,000                2007

             Variable at banks
            Base rate + 1 1/4% or
                LIBOR + 4%                $10,000                  2001

     Changes in interest rates will not currently have a significant impact on Fortune's interest expense.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     See note 4 of the footnotes to the financial statements in Part I herein for a description of legal proceedings.

ITEM 2.  CHANGES IN SECURITIES

     In January 2000, Fortune commenced both a private placement offering of common stock and an incentive warrant exercise program. These offers were made to certain accredited investors, as that term is defined in SEC regulations, in transactions that qualified for an exemption from registration requirements of the Securities Act of 1933 under Regulation D. The private placement closed March 10, 2000. The incentive warrant exercise program has been extended through June 1, 2000, unless terminated earlier at Fortune's sole discretion. Fortune raised $618,000 in the private placement (824,000 shares sold at $0.75 per share) and has raised $164,000 through April 28, 2000 in the incentive warrant exercise (218,331 shares issued at $0.75 per share). The warrants subject to this program would have been exercisable otherwise at prices from $2.61 to $3.625 per share.

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

     Also in February and March 2000, holders of the $930,000 of Fortune's 12% notes that were convertible at approximately $0.33 per share, including $700,000 of total notes held by the two Renaissance funds, converted those notes into 2,821,162 shares of common stock. As an inducement to encourage conversion, Fortune paid the noteholders who converted a premium equal to one year's prepaid interest and certain accrued interest. This premium was paid in Fortune common stock valued at $0.75 per share, resulting in the issuance of an additional 158,132 shares to the noteholders who converted. Each Renaissance fund received 1,122,394 shares in connection with this transaction.

     Fortune estimates that its out-of-pocket costs in these transactions approximated $23,000. The proceeds from these offerings are being used for anticipated exploration expenditures and general corporate purposes. Fortune did not use the services of an underwriter in any of these transactions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     Exhibit No.       Description
     -----------       -----------
        27.1*          Financial Data Schedule.


(b)  REPORTS ON FORM 8-K / 8K-A

     A report on Form 8-K was filed with the Securities and Exchange Commission on April 12, 2000 to report Fortune's press release updating its drilling activities.

     A report on Form 8-K was filed with the Securities and Exchange Commission on May 8, 2000 to report Fortune's press release of its first quarter 2000 financial results.

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

Date:  May 11, 2000