Form 10QSB
period 2000-06-30
FORTUNE NATURAL RESOURCES CORP
filed 2000-08-09
CIK 38242

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                         16,383,751 as of July 31, 2000

Transition small business disclosure format (check one)  Yes ___  No  X

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      FORTUNE NATURAL RESOURCES CORPORATION
                                 BALANCE SHEETS

                                     ASSETS

                                                       June 30,   December 31,
                                                         2000         1999
                                                     ------------  ------------
                                                      (Unaudited)    (Audited)
CURRENT ASSETS:
   Cash and cash equivalents.......................  $    666,000  $    294,000
   Short-term investments..........................        51,000             -
   Accounts receivable.............................       491,000       314,000
   Prepaid expenses................................        25,000        22,000
                                                     ------------  ------------
      Total Current Assets.........................     1,233,000       630,000
                                                     ------------  ------------
PROPERTY AND EQUIPMENT:
   Oil and gas properties, accounted for
     using the full cost method....................    27,526,000    27,302,000
   Office and other................................       384,000       384,000
                                                     ------------  ------------
                                                       27,910,000    27,686,000
   Less--accumulated depletion, depreciation
     and amortization..............................   (21,981,000)  (21,562,000)
                                                     ------------  ------------
                                                        5,929,000     6,124,000
OTHER ASSETS:
   Deposits........................................             -        51,000
                                                     ------------  ------------

TOTAL ASSETS.......................................  $  7,162,000  $  6,805,000
                                                     ============  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       June 30,    December 31,
                                                         2000          1999
                                                     ------------  ------------
                                                      (Unaudited)    (Audited)
CURRENT LIABILITIES:
   Current portion of long-term debt...............  $     10,000  $          -
   Accounts payable................................        17,000        33,000
   Accrued expenses................................       116,000       193,000
   Royalties and working interests payable.........        51,000         5,000
   Accrued interest................................        69,000        97,000
   Deferred salary payable to officers.............        16,000             -
                                                     ------------  ------------
      Total Current Liabilities....................       279,000       328,000
                                                     ------------  ------------
LONG-TERM DEBT.....................................     2,295,000     3,235,000
                                                     ------------  ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value:
      Authorized--2,000,000 shares
      Issued and outstanding--None.................             -             -
   Common stock, $.01 par value:
      Authorized--40,000,000 shares
      Issued and outstanding 16,362,802 and
        12,259,846 at June 30, 2000 and
        December 31, 1999, respectively............       164,000       123,000
   Capital in excess of par value..................    32,097,000    30,295,000
   Accumulated deficit.............................   (27,673,000)  (27,176,000)
                                                     ------------  ------------

NET STOCKHOLDERS' EQUITY...........................     4,588,000     3,242,000
                                                     ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........  $  7,162,000  $  6,805,000
                                                     ============  ============

                 See accompanying notes to financial statements.

                      FORTUNE NATURAL RESOURCES CORPORATION
                            STATEMENTS OF OPERATIONS


                                                      For the Six Months Ended
                                                     --------------------------
                                                        June 30,     June 30,
                                                         2000         1999
                                                     ------------  ------------
                                                           (Unaudited)
REVENUES
   Sales of oil and gas, net of royalties..........  $  1,016,000  $    676,000
   Other income....................................        11,000        24,000
                                                     ------------  ------------
                                                        1,027,000       700,000

COSTS AND EXPENSES
   Production and operating........................       285,000       202,000
   Provision for depletion, depreciation and
       amortization................................       419,000       440,000
   General and administrative......................       564,000       648,000
   Note restructuring cost.........................             -        61,000
   Interest payable in cash........................       138,000       194,000
   Interest - amortization of deferred
     financing cost................................             -        99,000
                                                     ------------  ------------
                                                        1,406,000     1,644,000

LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM....      (379,000)     (944,000)
PROVISION FOR INCOME TAXES.........................             -             -
                                                     ------------  ------------
LOSS BEFORE EXTRAORDINARY ITEM.....................      (379,000)     (944,000)

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT
   OF DEBT.........................................      (118,000)            -
                                                     ------------  ------------

NET LOSS...........................................  $   (497,000) $   (944,000)
                                                     ============  ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.........    15,328,499    12,165,835
                                                     ============  ============

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)
   Net loss before extraordinary item..............  $      (0.02) $      (0.08)
   Extraordinary item..............................         (0.01)            -
                                                     ------------  ------------
      Net loss per common share....................  $      (0.03) $      (0.08)
                                                     ============  ============


                 See accompanying notes to financial statements.

                      FORTUNE NATURAL RESOURCES CORPORATION
                            STATEMENTS OF OPERATIONS


                                                     For the Three Months Ended
                                                     --------------------------
                                                       June 30,      June 30,
                                                        2000          1999
                                                     ------------  ------------
                                                           (Unaudited)
REVENUES
   Sales of oil and gas, net of royalties..........  $    657,000  $    421,000
   Other income....................................         5,000         9,000
                                                     ------------  ------------
                                                          662,000       430,000

COSTS AND EXPENSES
   Production and operating........................       162,000       113,000
   Provision for depletion, depreciation
     and amortization..............................       269,000       230,000
   General and administrative......................       297,000       357,000
   Interest payable in cash........................        69,000        97,000
   Interest - amortization of deferred financing cost           -        26,000
                                                     ------------  ------------
                                                          797,000       823,000

LOSS BEFORE INCOME TAXES...........................      (135,000)     (393,000)
PROVISION FOR INCOME TAXES.........................             -             -
                                                     ------------  ------------
NET LOSS...........................................  $   (135,000) $   (393,000)
                                                     ============  ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.........    16,358,329    12,193,734
                                                     ============  ============

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)......  $      (0.01) $      (0.03)
                                                     ============  ============


                 See accompanying notes to financial statements.

                      FORTUNE NATURAL RESOURCES CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                     AND THE SIX MONTHS ENDED JUNE 30, 2000


                                            Common Stock          Capital in                      Stock-
                                       ----------------------     Excess of     Accumulated       holders'
                                         Shares       Amount      Par Value        Deficit        Equity
                                       ----------   ---------   ------------   ------------    ------------

BALANCE, December 31, 1998...........  12,134,675   $ 121,000   $ 30,171,000   $(25,588,000)    $ 4,704,000
                                       ----------   ---------   ------------   ------------    ------------
Common stock contributed to
   401(k) Plan.......................      22,137           -         29,000              -          29,000
Warrants issued for
   note restructuring................           -           -         61,000              -          61,000
Common stock issued for
   directors' fees...................     103,035       2,000         34,000              -          36,000
Common stock returned to treasury....          (1)          -              -              -               -
Net loss.............................           -           -              -     (1,588,000)     (1,588,000)
                                       ----------   ---------   ------------   ------------    ------------
BALANCE, December 31, 1999...........  12,259,846   $ 123,000   $ 30,295,000   $(27,176,000)   $  3,242,000

Common stock contributed to
   401(k) Plan.......................      55,405       1,000         18,000              -          19,000
Common stock issued for
   directors' fees...................      19,927           -         13,000              -          13,000
Common stock issued for
   conversion of notes...............   2,821,162      28,000        902,000              -         930,000
Common stock issued for premium on
   early extinguishment of debt......     158,132       2,000        116,000              -         118,000
Common stock issued for
   exercise of warrants..............     224,331       2,000        166,000              -         168,000
Common stock issued for
   stock offering....................     824,000       8,000        610,000              -         618,000
Common stock offering expenses.......           -           -        (23,000)             -         (23,000)
Common stock returned to treasury....          (1)          -              -              -               -
Net loss.............................           -           -              -       (497,000)       (497,000)
                                       ----------   ---------   ------------   ------------    ------------
BALANCE, June 30, 2000
   (Unaudited).......................  16,362,802   $ 164,000   $ 32,097,000   $(27,673,000)   $  4,588,000
                                       ==========   =========   ============   ============    ============


                See accompanying notes to financial statements.

                 FORTUNE NATURAL RESOURCES CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                      For the Six Months Ended
                                                     --------------------------
                                                       June 30,     June 30,
                                                         2000         1999
                                                     ------------  ------------
                                                            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss........................................  $   (497,000) $   (944,000)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
      Depletion, depreciation and amortization.....       419,000       440,000
      Non-cash compensation expense................             -        20,000
      Common stock issued for directors' fees......        13,000        13,000
      Common stock issued for premium on early
        extinguishment of debt.....................       118,000             -
      Amortization of deferred financing cost......             -        99,000
      Note restructuring cost......................             -        61,000
                                                     ------------  ------------
        Cash flow before changes in operating
          assets and liabilities...................        53,000      (311,000)
   Changes in operating assets and liabilities:
      Accounts receivable..........................      (177,000)       78,000
      Prepaids.....................................        (3,000)       27,000
      Accounts payable and accrued expenses........       (77,000)     (296,000)
      Royalties and working interest payable.......        46,000       (12,000)
      Accrued interest.............................       (28,000)            -
      Other........................................        19,000         8,000
                                                     ------------  ------------
   Net cash used in operating activities...........      (167,000)     (506,000)
                                                     ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for oil and gas properties.........      (224,000)     (309,000)
                                                     ------------  ------------
   Net cash used in investing activities...........      (224,000)     (309,000)
                                                     ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock..........       786,000             -
   Expenditures for offering costs.................       (23,000)            -
                                                     ------------  ------------
   Net cash provided by financing activities.......       763,000             -
                                                     ------------  ------------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS.............................       372,000      (815,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.....       294,000     1,452,000
                                                     ------------  ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD...........  $    666,000  $    637,000
                                                     ============  ============

Supplemental information:
   Interest paid in cash...........................  $    166,000  $    194,000
Non-cash transactions
   Common stock issued for 401(k) Plan contribution        19,000        29,000
   Common stock issued for directors' fees.........        13,000        13,000
   Common stock issued for conversion of notes.....       930,000             -
   Common stock issued for premium on
     early extinguishment of debt.................        118,000             -


                 See accompanying notes to financial statements.

                      FORTUNE NATURAL RESOURCES CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000

(1)   LINE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
      POLICIES AND PROCEDURES

      The condensed financial statements at June 30, 2000, and for the periods then ended included herein have been prepared by Fortune Natural Resources Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Fortune believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Fortune's latest annual report on Form 10-KSB/A. Certain reclassifications have been made to prior period amounts to conform to presentation in the current period. In Fortune's opinion, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position and the results of its operations and its cash flows for the dates and periods presented. The results of the operations for these interim periods are not necessarily indicative of the results for the full year.

(2)   LONG-TERM DEBT

      At June 30, 2000, a summary of long-term debt is as follows:

                                                 June 30,     December 31,
                                                   2000           1999
                                               ------------   ------------

      Convertible Subordinated Notes
        due December 31, 2007................  $  2,295,000   $  3,225,000

      Credit Lyonnais credit facility
        due January 11, 2001.................        10,000         10,000
                                               ------------   ------------

      Total long-term debt...................     2,305,000      3,235,000
      Less current installments..............       (10,000)             -
                                               ------------   ------------
      Long-term debt, excluding
        current installments................   $  2,295,000   $  3,235,000
                                               ============   ===--=======


     At June 30, 2000, Fortune had $2,295,000 of 12% subordinated convertible notes outstanding that are due December 31, 2007. Fortune has realized net losses for many years, resulting in an accumulated deficit of approximately $28 million at June 30, 2000. As a result of depleting reserves and the sale of Fortune's interest in East Bayou Sorrel in March 1998, Fortune realized negative cash flows before changes in operating assets and liabilities of $539,000 and $478,000 in calendar years 1999 and 1998, respectively, and $86,000 in the first quarter of 2000. From February through May 2000, Fortune took steps to improve its short term liquidity by raising net proceeds of $763,000 through the sale of common stock and the exercise of common stock warrants. See note 6 for information regarding these stock offerings. Also, during February and March 2000, $930,000 of Fortune's 12% convertible notes were converted to common stock. The remaining notes are convertible into common stock at $0.75 per share. Furthermore, as a result of higher oil and gas prices and higher production, Fortune realized positive cash flow before changes in operating assets and liabilities during the second quarter of 2000 of $139,000. As a result of these transactions and improved production and prices, management believes that Fortune has the capital resources to maintain its operations over the next year. However, based on historical operating results and the uncertainties of projecting long term production and cash flows from current oil and gas reserves, Fortune may not be able to repay its convertible subordinated notes when they become due on December 31, 2007. Management believes that operating cash flow will increase if Fortune is successful exploiting its inventory of projects or acquiring producing properties. However, there is no assurances that cash flow will increase or that it will be sufficient to enable Fortune to repay the convertible subordinated notes at December 31, 2007.

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

      In March 1999, noteholders representing the still outstanding $2,295,000 principle amount of the convertible subordinated notes agreed to amend the conversion price of their notes to $0.75 per share, subject to adjustment for certain future recapitalizations or dividends of Fortune. All notes are convertible by the holders and/or redeemable by Fortune. The notes are redeemable at a premium that reduces monthly from 10% to zero from May 1999 to November 2000. As of August 1, 2000, the premium on redemption was 1.6% of par. The premium is waived if Fortune's common stock price averages at least $4.50 per share for 30 consecutive trading days. The notes are subordinate to all of Fortune's secured debt, including the credit facility with Credit Lyonnais. The notes bear interest at a rate of 12% per year, payable quarterly. The cost incurred to issue the original notes has been amortized as additional interest expense over the 18-month period ended May 1, 1999, the first date that the notes were convertible. As a result of this amortization of issuance costs, the effective interest rate of the notes over this 18-month period was 21.2%. If any notes are held to maturity, the effective interest rate to maturity on those notes will be 13.4%.

      For agreeing to amend their conversion price, the amending noteholders received, for each share into which each of their notes is now convertible, one three-year warrant, exercisable at $1 per warrant. Fortune valued this warrant at $0.02 per warrant and expensed the value of all such warrants during the first quarter of 1999 as note restructuring cost.

      Fortune's $20 million credit facility with Credit Lyonnais New York Branch expires January 11, 2001. The borrowing base is currently set at $10,000, subject to redetermination upon the bank's approval. The interest rate on the facility is, at Fortune's option, either 1.25% above Credit Lyonnais' base rate or 4% above LIBOR. The credit facility is secured by a mortgage on substantially all of Fortune's existing proved oil and gas properties. Fortune is also required to pay a commitment fee of 0.5% on the unused portion, if any, of the borrowing base.

      Fortune is required by the credit facility to meet a 3 to 1 coverage ratio of cash flow to fixed-charges for the twelve-months period ended June 30, 2000. Fortune failed to meet this covenant at June 30, 2000 and has requested a waiver of this covenant from the bank. If a waiver is not received, Fortune will repay the $10,000 balance outstanding on the facility.

(3)   INCOME TAX EXPENSE

      No provision for income taxes was required for the six months ended June 30, 2000.

      At June 30, 2000, Fortune estimates it had cumulative net operating loss carryforwards for federal income tax purposes of approximately $22 million, of which approximately $7 million is subject to restrictions under I.R.C. 382. These loss carryforwards are available to offset future federal taxable income, if any. The net operating losses expire from 2002 through 2020. Fortune is uncertain as to the recoverability of the above deferred tax assets and has therefore applied a 100% valuation allowance.

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

(6)   STOCK ISSUANCE

      In January 2000, Fortune commenced both a private placement offering of common stock and an incentive warrant exercise program. The private placement closed March 10, 2000. The incentive warrant exercise program closed June 1, 2000. Fortune raised $618,000 in the private placement (824,000 shares sold at $0.75 per share) and $168,000 in the incentive warrant exercise (224,331 shares issued at $0.75 per share). The warrants subject to this program would have been exercisable otherwise at prices from $2.61 to $3.625 per share. Fortune determined that the value, if any, associated with reducing the warrant exercise price in this offering was not material; accordingly, no charge has been recorded on this transaction.

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

      Fortune's out-of-pocket costs in these transactions were $23,000. The proceeds from these offerings will be used for anticipated exploration expenditures and general corporate purposes.

(7)   UNDERACCRUAL OF FIRST QUARTER 2000 REVENUE

      In early 2000, the South Timbalier 86 well was recompleted and began producing at a significantly higher rate beginning in February 2000. Because Fortune owns an overriding royalty interest in this well, we receive very limited information about this well from the operator. Consequently, we did not learn of the recompletion until after we released our first quarter results. As a result, we underestimated the first quarter 2000 revenue accrual by approximately 29 Mmcfe and $80,000. The effect of this first quarter underaccrual was to increase second quarter production and revenues by the same amount. After considering the effect of DD&A, the net effect was to decrease the second quarter net loss by approximately $40,000.

(8)   SUBSEQUENT EVENT

      In July 2000, Fortune acquired an approximate 45% non-operating working interest in a productive property in the Cut Off Field in Louisiana for approximately $151,000. The partners in the well plan to recomplete the well during the third quarter of 2000. Fortune's share of the recompletion costs are estimated to be under $70,000. Fortune is in the process of selling a portion of this interest to third parties. These transactions could reduce Fortune's working interest to approximately 35%, recoup approximately $34,000 of Fortune's cash outlay for the acquisition and reduce Fortune's workover cost to under $50,000.

                      FORTUNE NATURAL RESOURCES CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

      At June 30, 2000, Fortune had $2,295,000 of 12% subordinated convertible notes outstanding. Such convertible subordinated notes are due December 31, 2007. Fortune has realized net losses for many years, resulting in an accumulated deficit of $28 million at June 30, 2000. As a result of depleting reserves and the sale of Fortune's interest in East Bayou Sorrel in March 1998, Fortune realized negative cash flows before changes in operating assets and liabilities of $539,000 and $478,000 in calendar years 1999 and 1998, respectively, and $86,000 in the first quarter of 2000. During February through May 2000, Fortune took steps to improve its short term liquidity by raising net proceeds of $763,000 through the sale of common stock and the exercise of common stock warrants. Also, during February and March 2000, $930,000 of Fortune's 12% convertible notes were converted to common stock. The remaining notes are convertible into common stock at $0.75 per share.

      Also in February 2000, the producing well at South Timbalier Block 86 was recompleted and by June 2000, was producing approximately 20 million cubic feet of gas and 100 barrels of condensate per day. Fortune owns a 3.167% overriding royalty interest, which converts to 4% after payout, in the well. It appears that the well paid out in May 2000. At current production levels and prices, the well is adding significantly to Fortune's revenue and cash flow. Fortune has recently had other successful drilling and workover results which are discussed below and some of which have not yet impacted operating cash flow. Gas prices have increased significantly since year end 1999 and the first quarter of 2000. Oil prices have remained in the $26 to $30 per barrel range. Consequently, during the second quarter of 2000, Fortune realized positive cash flow before changes in operating assets and liabilities of $139,000, which exceeded the negative cash flow realized in the first quarter of 2000. As a result, cash flow before changes in operating assets and liabilities for the first six months of 2000 was $53,000.

      As a result of these transactions and the higher production and prices, we believe that Fortune has the capital resources to maintain its operations over the next year. However, based on historical operating results and the uncertainties of projecting long term production and cash flows from current oil and gas prices and reserves, Fortune's cash flow could decrease again and we may not be able to repay its convertible subordinated notes when they become due on December 31, 2007. We believe that Fortune's operating cash flow will continue to increase if we are successful in exploiting our inventory of projects or acquiring producing properties. However, no assurances can be given that cash flow will increase or that it will be sufficient to enable Fortune to repay the convertible subordinated notes at December 31, 2007.

      In the event that Fortune's operating cash flow decreases unexpectedly, drilling is unsuccessful or management determines to accelerate the growth plans for Fortune, we will require additional equity and debt financing to fund our continuing operations. Fortune's projections of production, cash flow and capital requirements are based upon numerous assumptions about the future, including: oil and gas prices, production decline rates, costs, absence of major operating disruptions and catastrophes, timing of projects and markets for our production. See the "Forward Looking Statements" herein for a discussion of risks associated with Fortune and future projections made by us. There is no assurance that our assumptions will be accurate. If we experience significant unexpected decreases in cash flow or increases in capital requirements, and we are unable to raise capital, we will need to take other steps to maintain our viability over the next year. Those steps might include reducing overhead further, foregoing our participation in projects or selling assets. Fortune has been successful in the past in raising capital to fund its operations and/or repay debt balances substantially greater than that currently outstanding. For example, from 1995 through May 31, 2000, Fortune raised over $15 million through the issuance of common stock (most of which was raised in 1995), reduced its total debt by $4.8 million and virtually eliminated its current maturities of long-term debt. Furthermore, Fortune's debt balance in 2000 is the lowest it has been since 1991. Although there is no assurance Fortune will be successful in raising capital in the future to fund its activities, management will continue to look for opportunities to improve Fortune's financial condition.

RESULTS OF OPERATIONS

COMPARISON OF 2000 OPERATING RESULTS TO 1999

QUARTER ENDED JUNE 30, 2000 AND 1999

      Successful drilling results from 1999 and 2000 are partially offsetting production declines from depletion. New production from two successful year-end 1998 drilling projects, at South Timbalier Block 86 and Espiritu Santo Bay, began contributing revenues during the quarter ended June 30, 1999. Revenues from Bay Marchand Block 5 and the Bacon prospect began contributing revenues during the third quarter of 1999. Increases in oil and gas prices in the second quarter 2000 offset lower oil and gas production. An underaccrual of first quarter 2000 revenues also contributed to higher revenue reported in the second quarter 2000. Consequently, Fortune's oil and gas revenues for the quarter ended June 30, 2000 increased 56% to $657,000 compared to $421,000 reported during the second quarter of 1999. Fortune's net loss also improved to $135,000 during the second quarter of 2000 compared to a net loss of $393,000 for the same 1999 period. The lower 2000 loss is due to a combination of the higher oil and gas prices, lower costs and the effect of the first quarter 2000 underaccrual.

      Analysis of change in oil and gas revenues -

                                    Quarter Ended June 30,
                                    ----------------------    Percent
                                       2000        1999       Change
                                    ----------  ----------  ----------
           Production
             Oil  -  Bbl                 3,400       4,100     (18)%
             Gas  -  Mcf               163,700     152,500       7 %
           Prices
             Oil  -  $/Bbl            $  29.40    $  17.75      66 %
             Gas  -  $/Mcf                3.41        2.28      49 %
           Revenues
             Oil                      $100,000    $ 73,000      36 %
             Gas                       557,000     348,000      60 %

      In early 2000, the South Timbalier 86 well was recompleted and began producing at a significantly higher rate beginning in February 2000. By June 2000, the well was producing at approximately 20 million cubic feet per day. Because Fortune owns an overriding royalty interest in this well, we receive very limited information about this well from the operator. Consequently, we did not learn of the recompletion until after we released our first quarter results. As a result, we underestimated the first quarter 2000 revenue accrual by approximately 29 Mmcfe and $80,000. The effect of this first quarter underaccrual was to increase second quarter production and revenues by the same amount. After considering the effect of DD&A, the net effect was to decrease the second quarter net loss by approximately $40,000. The $236,000 increase in oil and gas revenue from 1999 to 2000 is primarily attributable to the increase in oil and gas prices and the first quarter underaccrual. Without the effect of the first quarter underaccrual, oil and gas production would have decreased by 24% and 11%, respectively and oil and gas revenues would have increased by 27% and 39%, respectively, from the prior year.

      Analysis of change in selected expenses -

                                               Quarter Ended June 30,
                                               ----------------------   Percent
                                                    2000        1999    Change
                                              ----------  ----------  ----------
      Production and operating expense        $  162,000  $  113,000      43%
           -  per MCFE                              0.88        0.64      38%
        Depreciation, depletion and
         amortization                            269,000     230,000      17%
           -  per MCFE                              1.46        1.30      12%

      Production and operating expense increased by $49,000 for the second quarter of 2000 versus 1999 because of higher production taxes, more producing properties in 2000 and $37,000 for workovers in 2000 versus none during the same 1999 period. These factors contributed to the higher per MCFE operating cost in 2000.

      Fortune's provision for depletion, depreciation and amortization (DD&A) increased by $39,000 in the second quarter of 2000 as compared to 1999 primarily because of a higher depletable oil and gas property balance in relation to proved reserves at June 30, 2000.

                                            Quarter Ended June 30,
                                            ----------------------    Percent
                                               2000        1999       Change
                                            ----------  ----------  ----------

      General and administrative expense    $  297,000  $  357,000     (17)%
      Interest - cash                           69,000      97,000     (29)%
               - non-cash                            -      26,000      N/A


      Interest expense payable in cash decreased by $28,000 in 2000 compared to 1999 because of the note conversion discussed above. Non-cash interest expense in 1999 was for amortization of debt financing costs, which were fully amortized by the end of April 1999.

SIX MONTHS ENDED JUNE 30, 2000 AND 1999

      Significantly higher oil and gas prices are the primary contributors to higher oil and gas revenues and a lower net loss in 2000 compared to the same 1999 period. Fortune's net loss decreased 47% to $497,000 during the first six months of 2000 compared to a net loss of $944,000 for the same 1999 period.

      Analysis of change in oil and gas revenues -

                                               Six Months Ended
                                                   June 30
                                            ----------------------    Percent
                                               2000        1999       Change
                                            ----------  ----------  ----------
           Production
             Oil  -  Bbl                         6,700       7,500     (10)%
             Gas  -  Mcf                       262,800     275,400      (5)%
           Prices
             Oil  -  $/Bbl                    $  28.43    $  14.30      99 %
             Gas  -  $/Mcf                        3.14        2.07      52 %
           Revenues
             Oil                              $191,000    $107,000      79 %
             Gas                               825,000     569,000      45 %

      Depletion was the primary contributor to the decrease in production. The $340,000 increase in oil and gas revenue from 1999 to 2000 is primarily attributable to the 99% increase in oil prices and the 52% increase in gas prices.

      Analysis of change in selected expenses -

                                              Six Months Ended
                                                  June 30,
                                            ----------------------    Percent
                                               2000        1999       Change
                                            ----------  ----------  ----------
        Production and operating expense    $  285,000  $  202,000     41 %
           -  per MCFE                            0.94        0.63     49 %
        Depreciation, depletion and
         amortization                          419,000     440,000     (5)%
           -  per MCFE                          $ 1.38      $ 1.37      1 %

      Production and operating expense increased by $83,000 for the first six months of 2000 versus 1999 because of higher production taxes, more producing properties in 2000 and $44,000 of workovers in 2000 versus none during the same period in 1999. These factors also contributed to the higher 2000 operating cost per MCFE.

      Fortune's provision for DD&A decreased by $21,000 in the first six months of 2000 as compared to 1999 primarily because of lower production.

                                              Six Months Ended
                                                  June 30,
                                            ----------------------    Percent
                                               2000        1999       Change
                                            ----------  ----------  ----------
      General and administrative expense    $  564,000  $  648,000     (13)%
      Interest - cash                          138,000     194,000     (29)%
               - non-cash                            -      99,000      N/A


      Interest expense payable in cash decreased by $56,000 in 2000 compared to 1999 because of the note conversion discussed above. This note conversion resulted in the $118,000 non-cash extraordinary loss on early extinguishment of debt in 2000 which represents a premium equal to one year's interest paid in common stock to the converting noteholders. In 1999, Fortune incurred $61,000 of non-cash note restructuring expense for the value of warrants issued to noteholders who agreed to amend the terms of their notes. Non-cash interest expense in 1999 was for amortization of debt financing costs, which were fully amortized by the end of April 1999.


LIQUIDITY AND CAPITAL RESOURCES

      CASH BALANCE, WORKING CAPITAL AND CASH FLOWS FROM OPERATING ACTIVITIES

      Fortune used $167,000 of cash in its operating activities during the first six months of 2000 compared to $506,000 during the same 1999 period. Before considering the effect of changes in operating assets and liabilities, cash flow was a positive $53,000 during 2000 compared to a negative $311,000 during 1999. As discussed above, higher oil and gas prices and lower expenses account for this increase in cash flow. Cash and working capital at June 30, 2000 increased significantly from December 31,1999 because of the capital raised during 2000 discussed above.

      Analysis of changes in selected liquidity measures -

                                                 As of
                                         -----------------------
                                          June 30,    December 31,   Percent
                                            2000         1999        Change
                                         ----------   ----------   ----------
      Cash balance                       $  666,000   $  294,000      127 %
      Net working capital                   954,000      302,000      216 %
      Long-term debt                      2,295,000    3,235,000      (29)%


                                         Quarter ended June 30,
                                        -----------------------     Percent
                                           2000         1999        Change
                                        ----------   ----------   ----------

      Cash flow from operations before
         changes in operating assets
         and liabilities                $   53,000   $ (311,000)      N/A
      Cash flow from operating activities
         after changes in operating
         assets and liabilities           (167,000)    (506,000)      67%


      CASH USED IN INVESTING ACTIVITIES - CAPITAL EXPENDITURES

      Expenditures for oil and gas properties for the first six months of 2000 were $224,000 compared to $309,000 for the first six months of 1999.

      The 2000 expenditures include primarily:

      - expenditures for the unsuccessful completion attempt at the Espiritu Santo Bay 210 #6.

      - drilling and completion expenditures for the successful Brook #1 well at Cadiz prospect;

      - drilling and completion expenditures for the successful Bacon prospect Ivy 24-11;

      - drilling and completion for the successful La Rosa Rooke C-6 and C-7 wells;

      - expenditures for the multiple well recompletion program at La Rosa; and

      - expenditures for the attempted recompletion at Estherwood prospect in Louisiana that was abandoned in January 2000.

      The 1999 expenditures include primarily:

      - additional leases at Espiritu Santo Bay;

      - seismic interpretation at Espiritu Santo Bay and La Rosa;

      - completion expenditures for two wells at Espiritu Santo Bay, ST 216 #16 and ST 210 #5; and

      - completion expenditures for the Bacon prospect Anderson 24-7 well.

      The 2000 activities are discussed below.

      Testing of Fortune's Grass Island 210-#6 well at Espiritu Santo Bay concluded in June 2000. Although the frio sands flowed natural gas intermittently, the sands were tight and lacked sufficient permeability to produce at consistent economic rates. It is believed that permeability may improve significantly on the structure's flanks. Therefore, Fortune is very encouraged that it found hydrocarbons in these frio sands and believes that this has positive implications on future wells on the Grass Island Deep prospect and on its other prospects elsewhere in Espiritu Santo Bay. The well was abandoned in the frio zones. The total cost to Fortune for our 7.4% share of the completion, testing and abandonment was approximately $73,000. The operator is in the process of obtaining permits for other wells in Espiritu Santo Bay, including a 16,000 foot test that the partners hope to spud later this year.

      Logging results of the Brooks #1 well at the Cadiz 3-D Seismic Prospect indicate that the well encountered approximately 175 feet of net pay in four potentially productive zones. The log analysis shows 63 feet of net pay in the Lower Luling, 60 feet of net pay in the Lower Slick, 8 feet of net pay in a Wilcox stringer sand and 44 feet of net pay in the Upper Luling. The Upper Slick sand may also be productive in this well.

      The well was perforated in the top 10 feet of the Lower Luling sand and is flowing approximately 2 million cubic feet of gas and 8 barrels of condensate per day. Because of the better-than-expected results, the partners are considering perforating a portion of the additional 53 feet of the Lower Luling net pay interval to increase production. These additional perforations are in lieu of performing a fracture stimulation that the partners thought would be necessary on this sand. The other potential zones will be perforated after the lower zones have been produced fully. Fortune owns a 6.5625% working interest in the producing well. Production commenced on June 24, 2000. The total cost to Fortune to drill and complete this well was approximately $29,000.

      The well was drilled on a 3-D seismic anomaly generated from 3-D seismic licensed by Fortune and farmed-out to Prime Energy Corporation. Prime has exercised its option to drill a well on a prospect in an adjacent faultblock which was also generated from the 3-D seismic and expects to spud the well in the third quarter of 2000.

      The La Rosa #C-7 well was spud on June 18, 2000 and logged on June 26, 2000 as a new discovery. Preliminary log evaluation indicates that the well has five Miocene pay sands and one additional potential pay sand. The well is currently producing approximately 210,000 cubic feet of gas per day. Fortune owns an 18.75% working interest in the well; its share of the drilling and completion cost was approximately $45,000.

      The La Rosa C-6 well was spud on March 29, 2000 and logged on April 5, 2000 as a new discovery. This well is currently producing approximately 340,000 cubic feet of gas per day. Fortune owns an 18.75% working interest in the well and its share of the drilling and completion costs was approximately $36.000.

      In response to historically high oil and gas prices, the partners in the La Rosa field have begun a re-completion program to increase production. The Spaulding #11 well, the first operation in this re-completion program, was brought on production on June 22, 2000, with an initial flow rate of 1 million cubic feet of gas per day. Fortune owns a 37.5% working interest in the well and spent less than $10,000 to fund its share of the re-completion.

      The second well in the La Rosa re-completion program, the B.D. Rooke #54, was successfully re-completed on June 27, 2000, and is currently producing approximately 12 barrels of oil per day. Fortune's interest in the well is 37.5%; its share of the re-completion cost was less than $10,000.

      The third well in the La Rosa re-completion program, the Spaulding #12, was successfully re-completed on July 3, 2000, and is currently producing about 150,000 cubic feet of gas per day. Fortune's interest in this well is 20.69%; its share of the re-completion cost was less than $5,000. Additional drilling and workover activity is expected on the La Rosa property before year-end.

      The Bacon prospect Ivy #24-11 was spud in February 2000 and is being completed as a new discovery. Fortune owns an approximate 10% working interest in the well. The well is producing approximately 200,000 cubic feet of gas per day. Fortune's share of the drilling and completion costs was approximately $22,000.

      In July 2000, Fortune acquired an approximate 45% non-operating working interest in a productive property in the Cut Off Field in Louisiana for approximately $151,000. The partners in the well plan to recomplete the well during the third quarter of 2000. Fortune's share of the recompletion costs are estimated to be under $70,000. Fortune is in the process of selling a portion of this interest to third parties. These transactions could reduce Fortune's working interest to approximately 35%, recoup approximately $34,000 of Fortune's cash outlay for the acquisition and reduce Fortune's workover cost to under $50,000.

OIL AND GAS PRICES

      Conditions outside of our control influence the prices we receive for oil and gas. As of August 4, 2000, Fortune was receiving an average of approximately $26.50 per barrel for its oil production and $3.95 per Mcf for its gas production. These prices are significantly higher than historical averages and could decrease in the near future.

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

FORWARD LOOKING STATEMENTS

      This Form 10-QSB contains forward-looking statements. Forward-looking statements include statements regarding future oil and gas production and prices, future cash flow and cash requirements, future exploration and development spending, future drilling and operating plans and results, reserve and production potential of Fortune's properties and prospects, Fortune's business strategy, and management's plans and expectations. Actual events or results could differ materially from those discussed in the forward-looking statements as a result of various risk factors including the factors described below.

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

      OUR REVENUE IS DEPENDENT UPON A LIMITED NUMBER OF PRODUCING WELLS. Approximately 40% of our oil and gas revenues are accounted for by a single well at South Timbalier Block 86. Because this well has a limited production history, it is difficult to predict accurately its production decline rate or its ultimate reserves. A significant curtailment or loss of production for a prolonged period before we could replace this well would have a material adverse effect on our projected operating results and financial condition.

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

      Fortune's debt structure is comprised of:

             Stated              Balance
          Interest Rate       June 30, 2000      Matures
          -------------       -------------      -------
            12% Fixed          $2,295,000          2007

        Variable at banks
       Base rate + 1 1/4% or
           LIBOR + 4%             $10,000          2001

      Changes in interest rates will not currently have a significant impact on Fortune's interest expense.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      See note 4 of the footnotes to the financial statements in Part I herein for a description of legal proceedings.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

      Exhibit No.    Description
      -----------    -----------------------

        27.1*        Financial Data Schedule.

(b)   REPORTS ON FORM 8-K / 8K-A

      A report on Form 8-K was filed with the Securities and Exchange Commission on May 16, 2000 to report Fortune's press release announcing two new members to its Board of Directors.

      A report on Form 8-K was filed with the Securities and Exchange Commission on May 18, 2000 to report Fortune's press release providing an exploration program update.

      A report on Form 8-K was filed with the Securities and Exchange Commission on May 31, 2000 to report Fortune's press release providing an Espiritu Santo Bay update.

      A report on Form 8-K was filed with the Securities and Exchange Commission on June 19, 2000 to report Fortune's press release providing an Espiritu Santo Bay update.

      A report on Form 8-K was filed with the Securities and Exchange Commission on July 11, 2000 to report Fortune's press release providing an exploration program update.

      A report on Form 8-K was filed with the Securities and Exchange Commission on August 9, 2000 to report Fortune's press release of its second quarter 2000 financial results.



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


Date:  August 9, 2000