Form 10QSB
period 2000-09-30
FORTUNE NATURAL RESOURCES CORP
filed 2000-11-01
CIK 38242

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                        16,410,415 as of October 31, 2000

Transition small business disclosure format (check one) Yes ___  No  X
                                                                    ---

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      FORTUNE NATURAL RESOURCES CORPORATION
                                 BALANCE SHEETS

                                     ASSETS

                                                     September 30,  December 31,
                                                         2000           1999
                                                     ------------  ------------
                                                      (Unaudited)   (Audited)
CURRENT ASSETS:
   Cash and cash equivalents........................ $    676,000  $    294,000
   Accounts receivable..............................      598,000       314,000
   Prepaid expenses.................................       26,000        22,000
                                                     ------------  ------------
      Total Current Assets..........................    1,300,000       630,000
                                                     ------------  ------------
PROPERTY AND EQUIPMENT:
   Oil and gas properties, accounted for
     using the full cost method.....................   27,826,000    27,302,000
   Office and other.................................      384,000       384,000
                                                     ------------  ------------
                                                       28,210,000    27,686,000
   Less--accumulated depletion, depreciation
    and amortization................................  (22,261,000)  (21,562,000)
                                                     ------------  ------------
                                                        5,949,000     6,124,000
                                                     ------------  ------------
OTHER ASSETS:
   Deposits.........................................            -        51,000
                                                     ------------  ------------

TOTAL ASSETS........................................ $  7,249,000  $  6,805,000
                                                     ============  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     September 30, December 31,
                                                         2000          1999
                                                     ------------  ------------
                                                      (Unaudited)   (Audited)
CURRENT LIABILITIES:
   Current portion of long-term debt................ $     10,000  $          -
   Accounts payable.................................       69,000        33,000
   Accrued expenses.................................      136,000       193,000
   Royalties and working interests payable..........       50,000         5,000
   Accrued interest.................................       69,000        97,000
   Deferred salary payable to officers..............       21,000             -
                                                     ------------  ------------
      Total Current Liabilities.....................      355,000       328,000
                                                     ------------  ------------

LONG-TERM DEBT......................................    2,295,000     3,235,000
                                                     ------------  ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value:
      Authorized--2,000,000 shares
      Issued and outstanding--None..................            -             -
   Common stock, $.01 par value:
      Authorized--40,000,000 shares
      Issued and outstanding 16,383,751 and
        12,259,846 at September 30, 2000
        and December 31, 1999, respectively.........      164,000       123,000
   Capital in excess of par value...................   32,106,000    30,295,000
   Accumulated deficit..............................  (27,671,000)  (27,176,000)
                                                     ------------  ------------
NET STOCKHOLDERS' EQUITY............................    4,599,000     3,242,000
                                                     ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.......... $  7,249,000  $  6,805,000
                                                     ============  ============

                 See accompanying notes to financial statements.

                      FORTUNE NATURAL RESOURCES CORPORATION
                            STATEMENTS OF OPERATIONS

                                                     For the Nine Months Ended
                                                     ------------  ------------
                                                     September 30, September 30,
                                                        2000           1999
                                                     ------------  ------------
                                                             (Unaudited)
REVENUES
   Sales of oil and gas, net of royalties........... $  1,793,000  $  1,136,000
   Other income.....................................       26,000        33,000
                                                     ------------  ------------
                                                        1,819,000     1,169,000
                                                     ------------  ------------
COSTS AND EXPENSES
   Production and operating.........................      438,000       330,000
   Provision for depletion, depreciation and
     amortization...................................      699,000       689,000
   General and administrative.......................      852,000       960,000
   Note restructuring cost..........................            -        61,000
   Interest payable in cash.........................      207,000       291,000
   Interest - amortization of deferred
     financing cost.................................            -        99,000
                                                     ------------  ------------
                                                        2,196,000     2,430,000
                                                     ------------  ------------

LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM.....     (377,000)   (1,261,000)
PROVISION FOR INCOME TAXES..........................            -             -
                                                     ------------  ------------
LOSS BEFORE EXTRAORDINARY ITEM......................     (377,000)   (1,261,000)

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT..     (118,000)            -
                                                     ------------  ------------

NET LOSS............................................ $   (495,000) $ (1,261,000)
                                                     ============  ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING..........   15,682,359    12,188,875
                                                     ============  ============

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)
   Net loss before extraordinary item............... $      (0.02) $      (0.10)
   Extraordinary item...............................        (0.01)            -
                                                     ------------  ------------
      Net loss per common share..................... $      (0.03) $      (0.10)
                                                     ============  ============

                 See accompanying notes to financial statements.

                      FORTUNE NATURAL RESOURCES CORPORATION
                            STATEMENTS OF OPERATIONS

                                                     For the Three Months Ended
                                                     --------------------------
                                                     September 30, September 30,
                                                         2000         1999
                                                     ------------  ------------
                                                             (Unaudited)
REVENUES
   Sales of oil and gas, net of royalties........... $    777,000  $    460,000
   Other income.....................................       15,000         9,000
                                                     ------------  ------------
                                                          792,000       469,000
                                                     ------------  ------------
COSTS AND EXPENSES
   Production and operating.........................      153,000       128,000
   Provision for depletion, depreciation and
     amortization...................................      280,000       249,000
   General and administrative.......................      288,000       311,000
   Interest.........................................       69,000        97,000
                                                     ------------  ------------
                                                          790,000       785,000
                                                     ------------  ------------
INCOME (LOSS) BEFORE INCOME TAXES...................        2,000      (316,000)
PROVISION FOR INCOME TAXES..........................            -             -
                                                     ------------  ------------
NET INCOME (LOSS)................................... $      2,000  $   (316,000)
                                                     ============  ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING..........   16,382,385    12,234,202
                                                     ============  ============

NET INCOME (LOSS) PER COMMON SHARE
   (BASIC AND DILUTED).............................. $         -   $      (0.03)
                                                     ============  ============

                 See accompanying notes to financial statements.

                      FORTUNE NATURAL RESOURCES CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                  AND THE NINE MONTHS ENDED SEPTEMBER 30, 2000



                                            Common Stock       Capital in                    Stock-
                                        ---------------------   Excess of    Accumulated     holders'
                                          Shares      Amount    Par Value      Deficit       Equity
                                        ----------  ---------  -----------  ------------   -----------
BALANCE, December 31, 1998..........    12,134,675  $ 121,000  $30,171,000  $(25,588,000)  $ 4,704,000
                                        ==========  =========  ===========  ============   ===========
Common stock contributed to
   401(k) Plan ......................       22,137          -       29,000             -        29,000
Warrants issued for
   note restructuring ...............            -          -       61,000             -        61,000
Common stock issued for
   directors' fees ..................      103,035      2,000       34,000             -        36,000
Common stock returned to treasury ...           (1)         -            -             -             -
Net loss ............................            -          -            -    (1,588,000)   (1,588,000)
                                        ----------  ---------  -----------  ------------   -----------
BALANCE, December 31, 1999 ..........   12,259,846  $ 123,000  $30,295,000  $(27,176,000)  $ 3,242,000

Common stock contributed to
   401(k) Plan ......................       55,405      1,000       18,000             -        19,000
Common stock issued for
   directors' fees ..................       40,877          -       22,000             -        22,000
Common stock issued for
   conversion of notes...............    2,821,162     28,000      902,000             -       930,000
Common stock issued for
   premium on early extinguishment
   of debt ..........................      158,132      2,000      116,000             -       118,000
Common stock issued for
   exercise of warrants .............      224,331      2,000      166,000             -       168,000
Common stock issued for
   stock offering ...................      824,000      8,000      610,000             -       618,000
Common stock offering expenses ......            -          -      (23,000)            -       (23,000)
Common stock returned to treasury ...           (2)         -            -             -             -
Net loss ............................            -          -            -      (495,000)     (495,000)
                                        ----------  ---------  -----------  ------------   -----------
BALANCE, September 30, 2000
   (Unaudited) ......................   16,383,751  $ 164,000  $32,106,000  $(27,671,000)  $ 4,599,000
                                        ==========  =========  ===========  ============   ===========



                 See accompanying notes to financial statements.

                      FORTUNE NATURAL RESOURCES CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                     For the Nine Months Ended
                                                     --------------------------
                                                     September 30, September 30,
                                                         2000          1999
                                                     ------------  ------------
                                                            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss......................................... $   (495,000) $ (1,261,000)
   Adjustments to reconcile net loss to net
     cash provided by (used) in operating activities:
      Depletion, depreciation and amortization......      699,000       689,000
      Non-cash compensation expense.................            -        20,000
      Common stock issued for directors' fees.......       22,000        34,000
      Common stock issued for premium on early
        extinguishment of debt......................      118,000             -
      Amortization of deferred financing cost.......            -        99,000
      Note restructuring cost.......................            -        61,000
                                                     ------------  ------------
        Cash flow before changes in operating
         assets and liabilities.....................      344,000      (358,000)
   Changes in operating assets and liabilities:
      Accounts receivable...........................     (284,000)       55,000
      Prepaids......................................       (4,000)       40,000
      Accounts payable and accrued expenses.........            -      (331,000)
      Royalties and working interests payable.......       45,000        (8,000)
      Accrued interest..............................      (28,000)            -
      Other.........................................       70,000         8,000
                                                     ------------  ------------
   Net cash provided by (used) in
      operating activities..........................      143,000      (594,000)
                                                     ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for oil and gas properties..........     (524,000)     (302,000)
                                                     ------------  ------------
   Net cash used in investing activities............     (524,000)     (302,000)
                                                     ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock...........      786,000             -
   Expenditures for offering costs..................      (23,000)            -
                                                     ------------  ------------
   Net cash provided by financing activities........      763,000             -
                                                     ------------  ------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS..............................      382,000      (896,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD......      294,000     1,452,000
                                                     ------------  ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD............ $    676,000  $    556,000
                                                     ============  ============

Supplemental information:
   Interest paid in cash............................ $    207,000  $    291,000
Non-cash transactions
   Common stock issued for 401(k) Plan contribution.       19,000        29,000
   Common stock issued for directors' fees..........       22,000        34,000
   Common stock issued for conversion of notes......      930,000             -
   Common stock issued for premium on early
    extinguishment of debt..........................      118,000             -
   Notes restructuring cost.........................            -        61,000



                 See accompanying notes to financial statements.

                      FORTUNE NATURAL RESOURCES CORPORATION


                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

(1)   LINE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      AND PROCEDURES

      The condensed financial statements at September 30, 2000, and for the periods then ended included herein have been prepared by Fortune Natural Resources Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Fortune believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Fortune's latest annual report on Form 10-KSB/A. Certain reclassifications have been made to prior period amounts to conform to presentation in the current period. In Fortune's opinion, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position and the results of its operations and its cash flows for the dates and periods presented. The results of the operations for these interim periods are not necessarily indicative of the results for the full year.

(2)   LONG-TERM DEBT

      At September 30, 2000, a summary of long-term debt is as follows:

                                                   September 30,   December 31,
                                                       2000            1999
                                                   ------------    ------------
      Convertible Subordinated Notes due
        December 31, 2007.......................   $  2,295,000    $  3,225,000

      Credit Lyonnais credit facility due
        January 11, 2001........................         10,000          10,000
                                                   ------------    ------------

      Total long-term debt......................      2,305,000       3,235,000
      Less current installments.................        (10,000)              -
                                                   ------------    ------------
      Long-term debt, excluding
        current installments....................   $  2,295,000    $  3,235,000
                                                   ============    ============

     Although Fortune reported net income and positive cash flow during the most recent quarter, the Company has realized net losses for many prior years. These losses have resulted in an accumulated deficit of approximately $28 million at September 30, 2000. As a result of depleting reserves and the sale of Fortune's interest in East Bayou Sorrel in March 1998, Fortune realized negative cash flows before changes in operating assets and liabilities of $539,000 and $478,000 in calendar years 1999 and 1998, respectively. From February through May 2000, Fortune took steps to improve its short term liquidity by raising net proceeds of $763,000 through the sale of common stock and the exercise of common stock warrants. See note 6 for information regarding these stock offerings. Also, during February and March 2000, $930,000 of Fortune's 12% convertible notes were converted to common stock. The remaining $2,295,000 of notes are convertible into common stock at $0.75 per share. Furthermore, as a result of higher oil and gas prices and higher gas production, Fortune realized positive cash flow before changes in operating assets and liabilities during the first nine months of 2000 of $344,000 and its working capital at September 30, 2000 was $945,000. Fortune also reported income of

$2,000 during the third quarter of 2000. As a result of these transactions and improved production and prices, management believes that Fortune has the capital resources to maintain its operations over the next year. However, based on historical operating results and the uncertainties of projecting long term production and cash flows from current oil and gas reserves, Fortune's cash flow could decrease again and it may not be able to repay its convertible subordinated notes when they become due in 2007. Management believes that operating cash flow will continue to increase if Fortune is successful exploiting its inventory of projects or acquiring producing properties. However, there is no assurances that cash flow will increase or that it will be sufficient to enable Fortune to repay the convertible subordinated notes.

      In the event that Fortune's operating cash flow decreases unexpectedly, drilling is unsuccessful or management determines to accelerate the growth plans for Fortune, the Company will require additional equity and debt financing for its continuing operations. Fortune's projections of production, cash flow and capital requirements are based upon numerous assumptions about the future, including: oil and gas prices, production decline rates, estimates of oil and gas reserves, costs, absence of major operating disruptions and catastrophes, timing of projects and markets for our production. There is no assurance that management's assumptions will be accurate. If Fortune experiences significant unexpected decreases in cash flow or increases in capital requirements, and is unable to raise capital, management will need to take other steps to maintain Fortune's viability over the next year. Those steps might include reducing overhead further, foregoing our participation in projects or selling assets.

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

      In March 1999, noteholders representing the still outstanding $2,295,000 principle amount of the convertible subordinated notes agreed to amend the conversion price of their notes to $0.75 per share, subject to adjustment for certain future recapitalizations or dividends of Fortune. All notes are convertible by the holders and/or redeemable by Fortune. The notes are redeemable at a premium that reduces monthly from 10% to zero from May 1, 1999 to November 1, 2000. The notes are subordinate to all of Fortune's secured debt, including the credit facility with Credit Lyonnais. The notes bear interest at a rate of 12% per year, payable quarterly. The cost incurred to issue the original notes has been amortized as additional interest expense over the 18-month period ended May 1, 1999, the first date that the notes were convertible. As a result of this amortization of issuance costs, the effective interest rate of the notes over this 18-month period was 21.2%. If any notes are held to maturity, the effective interest rate to maturity on those notes will be 13.4%.

      For agreeing to amend their conversion price, the amending noteholders received, for each share into which each of their notes is now convertible, one three-year warrant, exercisable at $1 per warrant. Fortune valued this warrant at $0.02 per warrant and expensed the value of all such warrants during the first quarter of 1999 as note restructuring cost.

      Fortune's $20 million credit facility with Credit Lyonnais New York Branch expires January 11, 2001. The borrowing base is currently set at $10,000, subject to redetermination upon the bank's approval. The interest rate on the facility is, at Fortune's option, either 1.25% above Credit Lyonnais' base rate or 4% above LIBOR. The credit facility is secured by a mortgage on substantially all of Fortune's proved oil and gas properties. Fortune is also required to pay a commitment fee of 0.5% on the unused portion, if any, of the borrowing base.

      Fortune is required by the credit facility to meet a 3 to 1 coverage ratio of cash flow to fixed-charges for the twelve-months period ended September 30, 2000. Fortune failed to meet this covenant at September 30, 2000 and has requested a waiver of this covenant from the bank. If a waiver is not received, Fortune will repay the $10,000 balance outstanding on the facility.

(3)   INCOME TAX EXPENSE

      No provision for income taxes was required for the nine months ended September 30, 2000.

      At September 30, 2000, Fortune estimates it had cumulative net operating loss carryforwards for federal income tax purposes of approximately $23 million, of which approximately $7 million is subject to restrictions under I.R.C. 382. These loss carryforwards are available to offset future federal taxable income, if any. The net operating losses expire from 2002 through 2020. Fortune is uncertain as to the recoverability of the above deferred tax assets and has therefore applied a 100% valuation allowance.

(4)   LEGAL PROCEEDINGS

      There are no material pending legal proceedings involving any of Fortune's properties or which involve a claim for damages which exceed 10% of Fortune's current assets.

(5)   COMPUTATION OF LOSS PER SHARE

      Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per common share does not differ from primary loss per common share because the issuance or conversion of additional securities would have an antidilutive effect.

(6)   STOCK ISSUANCE

      In January 2000, Fortune commenced both a private placement offering of common stock and an incentive warrant exercise program. The private placement closed March 10, 2000, and the incentive warrant exercise program closed June 1, 2000. Fortune raised $618,000 in the private placement (824,000 shares sold at $0.75 per share) and $168,000 in the incentive warrant exercise (224,331 shares issued at $0.75 per share). The warrants subject to this program would have been exercisable otherwise at prices from $2.61 to $3.625 per share. Fortune determined that the value, if any, associated with reducing the warrant exercise price in this offering was not material; accordingly, no charge has been recorded on this transaction.

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

      Fortune's out-of-pocket costs in these transactions were $23,000. The proceeds from these offerings are being used for exploration expenditures and general corporate purposes.

                      FORTUNE NATURAL RESOURCES CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

      At September 30, 2000, Fortune reported working capital of $945,000, a cash balance of $676,000 and positive cash flow before changes in operating assets and liabilities of $344,000 for the nine months then ended. For the quarter ended September 30, 2000, Fortune realized net income of $2,000 and positive cash flow before changes in operating assets and liabilities of $291,000. Fortune has only $10,000 of debt due currently and our long-term debt is comprised of $2,295,000 of 12% subordinated convertible debentures which are due December 31, 2007. This long-term debt balance compares to a balance of $3,235,000 at December 31, 1999. These results reflect a significant improvement in Fortune's financial position, cash flow and operating results from December 31, 1999 and prior years.

      In past years, Fortune realized net losses that have resulted in an accumulated deficit of approximately $28 million at September 30, 2000. As a result of depleting reserves and the sale of Fortune's interest in East Bayou Sorrel in March 1998, Fortune realized negative cash flows before changes in operating assets and liabilities of $539,000 and $478,000 in calendar years 1999 and 1998, respectively. During February through May 2000, Fortune took steps to improve its short term liquidity by raising net proceeds of $763,000 through the sale of common stock and the exercise of common stock warrants. Also, during February and March 2000, $930,000 of Fortune's 12% convertible notes were converted to common stock. The remaining notes are convertible into common stock at $0.75 per share.

      Also in February 2000, the producing well at South Timbalier Block 86 was recompleted and subsequently reached production rates as high as 20 million cubic feet of gas per day and 100 barrels of condensate per day. Fortune owned a 3.167% overriding royalty interest in the well, which converted in May 2000 to an after payout overriding royalty interest of 4%. At current production levels and prices, the well is adding significantly to Fortune's revenue and cash flow. Fortune has recently had other successful drilling and workover results, including the Cut Off Field recompletion in late September 2000 which is producing 2 million cubic feet of gas per day. These wells are discussed below. Gas prices have increased significantly since year end 1999 and oil prices have generally remained in the $30 per barrel range. Consequently, Fortune is now realizing the positive operating results discussed above.

      As a result of these transactions and the higher production and prices, we believe that Fortune has the capital resources to maintain its operations over the next year. However, based on historical operating results and the uncertainties of projecting long term production and cash flows from current oil and gas prices and reserves, Fortune's cash flow could decrease again and we may not be able to repay the convertible subordinated notes when they become due in 2007. We believe that Fortune's operating cash flow will continue to increase if we are successful in exploiting our inventory of projects or acquiring producing properties. However, no assurances can be given that cash flow will increase or that it will be sufficient to enable Fortune to repay the notes.

      In the event that Fortune's operating cash flow decreases unexpectedly, drilling is unsuccessful or management determines to accelerate the growth plans for Fortune, we will require additional equity and debt financing to fund our continuing operations. Fortune's projections of production, cash flow and capital requirements are based upon numerous assumptions about the future, including: oil and gas prices, production decline rates, estimates of oil and gas reserves, costs, absence of major operating disruptions and catastrophes, timing of projects and markets for our production. See the "Forward Looking Statements" herein for a discussion of risks associated with Fortune and future projections made by us.

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

RESULTS OF OPERATIONS

COMPARISON OF 2000 OPERATING RESULTS TO 1999

QUARTER ENDED SEPTEMBER 30, 2000 AND 1999

      Successful drilling results from 1999 and 2000 are offsetting production declines from depletion. New production from two successful year-end 1998 drilling projects, at South Timbalier Block 86 and Espiritu Santo Bay, began contributing revenues during the quarter ended June 30, 1999. Revenues from Bay Marchand Block 5 and the Bacon prospect began contributing revenues during the third quarter of 1999. Two subsequent Bacon wells began producing in November 1999 and May 2000, respectively. Two successful Cadiz prospect wells began producing in June 2000 and September 2000, respectively. Two successful wells at La Rosa began producing in April 2000 and July 2000. A workover program at La Rosa has resulted in production increases beginning in June 2000.

      Fortune also experienced significantly higher oil and gas prices in the third quarter 2000. Consequently, Fortune's oil and gas revenues for the quarter ended September 30, 2000 increased 69% to $777,000 compared to $460,000 reported during the third quarter of 1999. Fortune's reported net income of $2,000 during the third quarter of 2000 compared to a net loss of $316,000 for the same 1999 period. The income reported during the third quarter of 2000 is due to a combination of the higher oil and gas prices, higher gas production and lower costs.

      Analysis of change in oil and gas revenues -

                                       Quarter Ended
                                       September 30,
                                    -------------------   Percent
                                      2000       1999      Change
                                    --------   --------   --------
           Production
             Oil  -  Bbl               2,900      5,400     (47)%
             Gas  -  Mcf             159,400    137,000      16 %
           Prices
             Oil  -  $/Bbl            $30.61   $  18.98      61 %
             Gas  -  $/Mcf              4.32       2.60      66 %
           Revenues
             Oil                    $ 88,000   $103,000     (15)%
             Gas                     689,000    357,000      93 %


      In early 2000, the South Timbalier 86 well was recompleted and began producing at a significantly higher rate beginning in February 2000. By June 2000, the well was producing at approximately 20 million cubic feet of gas per day. September production was approximately 12 million cubic feet of gas and 50 barrels of oil per day. Fortune currently owns a 4% overriding royalty interest in this well.

      Successful wells at Cadiz prospect, the Brooks #1 and #2, and successful wells and recompletions at La Rosa also contributed to the 16% increase in gas production compared to the third quarter of 1999.

      At the end of September 2000, the Cut Off Field K. Pierce #1 well was recompleted and began producing 2 million cubic feet of gas and 30 barrels of condensate per day. Fortune has an approximate 26% net revenue interest in this well. Although this well had very little impact on third quarter 2000 revenues, it is expected to significantly impact future operating results.

      Offsetting somewhat the production gains, the South Timbalier 76, which was producing approximately 1.7 million cubic feet of gas and 120 barrels of condensate per day, was shut in from September 17, 2000 to October 30, 2000 to repair valves and scale build-up. Fortune has a 9.375% net revenue interest in South Timbalier 76.

      Analysis of change in selected expenses -

                                               Quarter Ended
                                               September 30,
                                            -------------------   Percent
                                              2000       1999      Change
                                            --------   --------   --------

        Production and operating expense    $153,000   $128,000      20%
           -  per MCFE                          0.87       0.75      16%
        Depreciation, depletion and
         amortization                        280,000    249,000      12%
           -  per MCFE                      $   1.59   $   1.47       8%


      Production and operating expense increased by $25,000 for the third quarter of 2000 versus 1999 because of higher production taxes, more producing properties in 2000 and $14,000 for workovers in 2000 versus $5,000 during the same 1999 period. These factors contributed to the higher per MCFE operating cost in 2000.

      Fortune's provision for depletion, depreciation and amortization (DD&A) increased by $31,000 in the third quarter of 2000 as compared to 1999 primarily because of a higher depletable oil and gas property balance in relation to estimated proved reserves at September 30, 2000.

                                               Quarter Ended
                                               September 30,
                                            -------------------   Percent
                                              2000       1999      Change
                                            --------   --------   --------

      General and administrative expense    $288,000   $311,000      (7)%
      Interest expense                        69,000     97,000     (29)%


      Interest expense decreased by $28,000 in 2000 compared to 1999 because of the note conversion to equity discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

      Significantly higher oil and gas prices are the primary contributors to higher oil and gas revenues and a lower net loss in 2000 compared to the same 1999 period. Fortune's net loss decreased 61% to $495,000 during the first nine months of 2000 compared to a net loss of $1,261,000 for the same 1999 period.

      Analysis of change in oil and gas revenues -

                                     Nine Months Ended
                                       September 30,
                                    -------------------   Percent
                                      2000       1999      Change
                                    --------   --------   --------
           Production
             Oil  -  Bbl               9,600     12,900     (26)%
             Gas  -  Mcf             422,200    412,400       2 %
           Prices
             Oil  -  $/Bbl            $29.09     $16.27      79 %
             Gas  -  $/Mcf              3.59       2.25      60 %
           Revenues
             Oil                  $  279,000  $ 210,000      33 %
             Gas                   1,514,000    926,000      64 %

      Depletion was the primary contributor to the decrease in oil production. The $657,000 increase in oil and gas revenue from 1999 to 2000 is primarily attributable to the 79% increase in oil prices and the 60% increase in gas prices.

      Analysis of change in selected expenses -

                                           Nine Months Ended
                                             September 30,
                                          -------------------   Percent
                                            2000       1999      Change
                                          --------   --------   --------

        Production and operating expense  $438,000   $330,000      33%
           -  per MCFE                        0.91       0.67      36%
        Depreciation, depletion and
         amortization                      699,000    689,000       1%
           -  per MCFE                    $   1.46   $   1.41       4%

      Production and operating expense increased by $108,000 for the first nine months of 2000 versus 1999 because of higher production taxes, more producing properties in 2000 and $48,000 of workovers in 2000 versus $5,000 during the same period in 1999. These factors also contributed to the higher 2000 operating cost per MCFE.

      Fortune's provision for DD&A increased by $10,000 in the first nine months of 2000 as compared to 1999 primarily because of the higher depletable oil and gas property balance in relation to proved reserves.


                                           Nine Months Ended
                                             September 30,
                                          -------------------   Percent
                                            2000       1999      Change
                                          --------   --------   --------

      General and administrative expense  $852,000   $960,000     (11)%
      Interest - cash                      207,000    291,000     (29)%
               - non-cash                        -     99,000      N/A

      Interest expense payable in cash decreased by $84,000 in 2000 compared to 1999 because of the note conversion to equity discussed above. This note conversion resulted in the $118,000 non-cash extraordinary loss on early extinguishment of debt in 2000 which represents a premium equal to one year's interest paid in common stock to the converting noteholders. In 1999, Fortune incurred $61,000 of non-cash note restructuring expense for the value of warrants issued to noteholders who agreed to amend the terms of their notes. Non-cash interest expense in 1999 was for amortization of debt financing costs, which were fully amortized by the end of April 1999.


LIQUIDITY AND CAPITAL RESOURCES

      CASH BALANCE, WORKING CAPITAL AND CASH FLOWS FROM OPERATING
ACTIVITIES

      Fortune generated $143,000 of cash in its operating activities during the first nine months of 2000 compared to cash used of $594,000 during the same 1999 period. Before considering the effect of changes in operating assets and liabilities, cash flow was a positive $344,000 during 2000 compared to a negative $358,000 during 1999. As discussed above, higher oil and gas prices and lower expenses account for this significant increase in cash flow. Cash and working capital at September 30, 2000 increased significantly from December 31,1999 because of the positive cash flow and the capital raised during 2000 discussed above.

      Analysis of changes in selected liquidity measures -

                                            As of
                                  -------------------------
                                  September 30,  December 31,   Percent
                                     2000           1999         Change
                                  ----------     ----------    ----------

      Cash balance                $  676,000     $  294,000       130 %
      Net working capital            945,000        302,000       213 %
      Long-term debt               2,295,000      3,235,000       (29)%

      Long-term debt is lower at September 30, 2000 primarily because of the conversion of $930,000 of debt to equity in the first quarter of 2000 discussed above.


                                                     Quarter ended September 30,
                                                     --------------------------
                                                         2000         1999          Change
                                                     ------------  ------------  ------------
      Cash flow from operations before
        changes in operating assets and liabilities   $  344,000   $ (358,000)        N/A

      Cash flow from operating activities after
        changes in operating assets and liabilities      143,000     (594,000)        N/A


      CASH USED IN INVESTING ACTIVITIES - CAPITAL EXPENDITURES

      Expenditures for oil and gas properties for the first nine months of 2000 were $524,000 compared to $302,000 for the first nine months of 1999.

      The 2000 expenditures include primarily:

- expenditures for the acquisition and successful recompletion of the Cut Off Field K. Pierce #1 well;

- drilling and completion expenditures for the successful Brooks #1 and #2 wells at Cadiz prospect;

- drilling and completion expenditures for the successful Bacon prospect Ivy 24-11;

- drilling and completion for the successful La Rosa Rooke C-6 and C-7 wells;

-     expenditures for the multiple well recompletion program at LaRosa;

- expenditures for the unsuccessful completion attempt at the Espiritu Santo Bay 210 #6;

- expenditures for the attempted recompletion at Estherwood prospect in Louisiana that was abandoned in January 2000; and

- expenditures for seismic interpretation costs and delay rentals at Espiritu Santo Bay and La Rosa.

      The 1999 expenditures include primarily:

-     additional leases at Espiritu Santo Bay;

-     seismic interpretation at Espiritu Santo Bay and La Rosa;

- completion expenditures for two wells at Espiritu Santo Bay, ST 216 #16 and ST 210 #5;

-     completion expenditures for the Bacon prospect Anderson 24-7 well; and

- expenditures for the Espiritu Santo Bay ST 164 #4 well which was plugged and abandoned in May 1999;

- drilling expenditures for a La Rosa well that was plugged and abandoned in August 1999.

      The 2000 activities are discussed below.

      In late July, 2000, Fortune completed an acquisition of a net 35% non-operated working interest in a well in the Cut Off Field, Lafourche Parish, Louisiana. Fortune and its partners acquired the property with the intention of increasing production by recompleting the well. The well was recompleted at the end of September and is producing approximately 2 million cubic feet of gas and 30 barrels of condensate per day. Fortune's 35% working interest share of the acquisition and recompletion was approximately $179,000. At current prices and production, the well should cash flow in excess of $80,000 per month to Fortune.

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

      The well was perforated in the top 10 feet of the Lower Luling sand and is flowing approximately 2 million cubic feet of gas and 15 barrels of condensate per day. Because of the better-than-expected results, the partners may perforate a portion of the additional 53 feet of the Lower Luling net pay interval to increase production. These additional perforations are in lieu of performing a fracture stimulation that the partners thought would be necessary on this sand. The other potential zones will be perforated after the lower zones have been produced fully. Fortune owns a 6.5625% working interest in this well. Production commenced on June 24, 2000. The total cost to Fortune to drill and complete this well was approximately $31,000.

      The well was drilled on a 3-D seismic anomaly generated from 3-D seismic licensed by Fortune and farmed-out to Prime Energy Corporation. Prime exercised its option to drill a well in an adjacent faultblock which was also identified from the 3-D seismic. This second well, the Brooks #2, was spud August 12, 2000 and was completed on September 26, 2000. Final logging results indicated that the Brooks #2 encountered approximately 40 feet of net pay in the Slick sand and then crossed a fault and did not see the principal target Luling sands. The well has been perforated in the top portion of the slick sand and is currently flowing approximately 350 thousand cubic feet of gas per day. The partners are considering drilling a third well to reach the Luling sands that were faulted out of the Brook's #2, but productive in the Brooks #1. Fortune owns a 6.5625% working interest in this well.

      The La Rosa #C-7 well was spud on June 18, 2000 and logged on June 26, 2000 as a new discovery. Preliminary log evaluation indicates that the well has five Miocene pay sands and one additional potential pay sand. The well is currently producing approximately 140,000 cubic feet of gas per day. Fortune owns an 18.75% working interest in the well; its share of the drilling and completion cost was approximately $41,000.

      The La Rosa C-6 well was spud on March 29, 2000 and logged on April 5, 2000 as a new discovery. This well is currently producing approximately 340,000 cubic feet of gas per day. Fortune owns an 18.75% working interest in the well and its share of the drilling and completion costs was approximately $38,000.

      In response to historically high oil and gas prices, the partners in the La Rosa field have begun a re-completion program to increase production. The Spaulding #11 well, the first operation in this recompletion program, was brought on production on June 22, 2000, with an initial flow rate of 1 million cubic feet of gas per day. The well is currently producing approximately 900 thousand cubic feet of gas per day. Fortune owns a 37.5% working interest in the well and spent less than $10,000 to fund its share of the recompletion. Recompletions of other wells have resulted in additional production and further activity is planned.

      Testing of Fortune's Grass Island 210-#6 well at Espiritu Santo Bay concluded in June 2000. Although the frio sands flowed natural gas intermittently, the sands were tight and lacked sufficient permeability to produce at consistent economic rates. It is believed that permeability may improve significantly on the structure's flanks. Therefore, Fortune is very encouraged that it found hydrocarbons in these frio sands and believes that this has positive implications for future wells on the Grass Island Deep prospect and on its other prospects elsewhere in Espiritu Santo Bay. The well was abandoned in the frio zones. The total cost to Fortune for our 7.4% share of the completion, testing and abandonment was approximately $80,000. The operator is in the process of obtaining permits for other wells in Espiritu Santo Bay, including a 16,000 foot test that the partners hope to spud by early 2001.

      The Bacon prospect Ivy #24-11 was completed in May 2000 as a new discovery. Fortune owns an approximate 10% working interest in the well. The well is producing approximately 200,000 cubic feet of gas per day. Fortune's share of the drilling and completion costs was approximately $22,000. Fortune also incurred approximately $10,000 during the third quarter of 2000 to drill the Bacon Prospect Anderson 13-10, a dry hole.

OIL AND GAS PRICES

      Conditions outside of our control influence the prices we receive for oil and gas. As of October 27, 2000, Fortune was receiving an average of approximately $30.50 per barrel for its oil production and $5.40 per Mcf for its gas production. These prices are significantly higher than historical averages and could decrease in the near future.

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

      FORTUNE'S RELIANCE ON EXPLORATORY PROJECTS INCREASES THE RISKS INHERENT IN THE OIL AND GAS INDUSTRY. Our current investments are primarily in exploration projects, where the risks are substantially greater than projects involving already producing formations. We anticipate that one or more of our next wells will be designed to test formations that are deeper than known production in Espiritu Santo Bay. These formations have not been extensively tested to date. The exploration risks, therefore, are higher on this project than they might be where a greater number of underground references exist. Fortune has realized less success than originally anticipated in drilling some of its recent prospects and a substantial number of our future projects could experience similar results.

      FORTUNE HAS INCURRED NET LOSSES FOR EACH OF THE LAST SEVERAL YEARS. Fortune has incurred substantial net losses for several years prior to 2000. Although we made significant budget cuts in 1999 and are making additional budget cuts in 2000, oil and gas prices continue to fluctuate significantly. This makes it likely that Fortune will incur losses in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      OUR REVENUE IS DEPENDENT UPON A LIMITED NUMBER OF PRODUCING WELLS. Approximately 33% of our oil and gas revenues in the third quarter were accounted for by a single well at South Timbalier Block 86. Because this well has a limited production history, it is difficult to predict accurately its production decline rate or its ultimate reserves. A significant curtailment or loss of production for a prolonged period before we could replace this well would have a material adverse effect on our projected operating results and financial condition.

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

      ACCOUNTING METHOD MAY RESULT IN ADDITIONAL WRITE-DOWNS OF OIL AND GAS PROPERTY COSTS. We report our operations using the full-cost method of accounting for oil and gas properties. Under these rules, the net capitalized costs of properties may not exceed a "ceiling" limit of the tax-effected, discounted present value of estimated future net revenues from proved reserves, plus the lower of cost or fair market value of unproved properties. The risk that we will be required to write down the carrying value of our properties increases when oil and gas prices are depressed or unusually volatile or when previously unevaluated properties are determined to be worth less than their cost. Fortune has recognized significant impairments in past periods. As a result of continued fluctuating oil and gas prices, it is likely that we will incur impairments in future periods.


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

      Fortune's debt structure is comprised of:

             Stated              Balance
          Interest Rate    September 30, 2000       Matures
          -------------    ------------------       -------

            12% Fixed          $2,295,000            2007

        Variable at banks
       Base rate + 1 1/4% or
           LIBOR + 4%            $10,000             2001

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

      Exhibit No.    Description
      -----------    -----------

         27.1*       Financial Data Schedule.


(b)   REPORTS ON FORM 8-K / 8K-A

      A report on Form 8-K was filed with the Securities and Exchange Commission on October 2, 2000 to report Fortune's press release providing an exploration program update.

      A report on Form 8-K was filed with the Securities and Exchange Commission on November 1, 2000 to report Fortune's press release of its third quarter 2000 financial results.


*Filed herewith.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FORTUNE NATURAL RESOURCES CORPORATION



                                   By:  /s/ Tyrone J. Fairbanks
                                        -------------------------------
                                        Tyrone J. Fairbanks
                                        President and Chief Executive Officer




                                   By:  /s/ J. Michael Urban
                                        -------------------------------
                                        J. Michael Urban
                                        Vice President and Chief Financial
                                          and Accounting Officer


Date:  November 1, 2000