Form 10KSB
period 2000-12-31
FORTUNE NATURAL RESOURCES CORP
filed 2001-03-09
CIK 38242

2000
================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                   FORM 10-KSB


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ___

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

      State issuers revenues for its most recent fiscal year $2,794,000.

      State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within 60 days prior to the date of filing.

      The aggregate market value of voting stock held by non-affiliates at February 28, 2001: $5,852,000


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Shares of common stock outstanding as of February 28, 2001: 16,462,579


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

                                      None

                                     PART I

ITEMS 1 AND 2.   BUSINESS AND PROPERTIES

GENERAL

      Fortune Natural Resources Corporation is an independent public oil and gas exploration and production company. We explore, develop and produce oil and gas from properties located primarily onshore and offshore Louisiana and Texas and onshore Mississippi.

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

      Fortune seeks to participate, generally as a minority, non-operating interest holder, in a variety of exploration and development projects. Fortune's approach to prospect acquisition is twofold. It seeks prospects on an opportunistic basis by evaluating individual prospect opportunities presented to it by other oil and gas companies or consultants. It also seeks to develop prospects through multi-year strategic joint ventures designed to evaluate a large area for potential drilling prospects. Examples of this approach are the two ongoing 3D seismic ventures along or near the Texas coast, Espiritu Santo Bay and La Rosa Field, both of which commenced in 1997.

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

      Although Fortune does not currently operate properties or originate exploration prospects, it actively participates in the evaluation of those properties and prospects. In order to employ advanced technology while controlling fixed operating costs, Fortune relies heavily on industry consultants for its project evaluations. With downsizing and reorganizing by larger oil companies in recent years, Fortune has found that highly qualified prospect originators and technical advisors are available as consultants and joint venturers. This enables Fortune to acquire expert technical assistance in its target geographic areas while avoiding the overhead associated with a larger number of employees. Fortune does not have contracts with its consultants that obligate them to continue their availability to Fortune. However, we believe that highly competent consultants will continue to be available to provide services to Fortune for the foreseeable future.

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

SIGNIFICANT PROPERTIES AND ACTIVITIES

ESPIRITU SANTO BAY PROPRIETARY 3D SEISMIC EXPLORATION JOINT
VENTURE, OFFSHORE CALHOUN COUNTY, TEXAS

      In early 1997, Fortune entered into a multi-year proprietary 3D seismic joint venture to evaluate and identify exploration prospects in a 166.5 square mile AMI in and around the Texas transition zone, including the intracoastal waters at Espiritu Santo Bay. The Joint venture has completed a 135-square mile proprietary 3D seismic survey. Fortune and its working interest partners currently own approximately 26,300 leasehold acres. The joint venture agreement extends through July 15, 2002 but may be extended if necessary. As a result of two acquisitions in late 2000 which are discussed below, Fortune currently owns a 12.5% to 14.5% working interest in a substantial portion of the acreage in the AMI and a 6.25% working interest in deep horizons below three state tracts in the Grass Island area within the AMI.

      Seismic acquisition activities began in April 1997 and were completed in September 1997. The seismic data has been processed and is continually being interpreted. Each partner may elect whether to participate in drilling an initial well on each prospect or farm out all or part of its interest in such prospect. Over a dozen prospects have been delineated to date. No assurance can be given, however, that significant commercial quantities of hydrocarbons will be discovered. Drilling began in September 1998. Fortune has participated in six wells that have been drilled within the AMI. Three wells have been plugged and two have been completed. The sixth, State Tract 164 #4, is a potential discovery that experienced an underground blowout in late 1998. This well was plugged in 1999 because of the blowout, but may be redrilled in the future.

      During the third quarter of 1999, Fortune and substantially all of the working interest owners at Espiritu Santo Bay farmed out their interest in the first Grass Island deep prospect to McMoRan Oil and Gas, LLC ("McMoRan"), a wholly-owned subsidiary of McMoRan Exploration Company.

      The farmout agreement, as it relates to Fortune, provided for McMoRan and its exploration program partners to pay 100% of all drilling, completion, testing and facilities costs for the farmout well attributable to Fortune's interest in exchange for 50% of Fortune's working interest in a 3,200 acre prospect area. Fortune retained the right to 50% of its original interest in the well once McMoRan recovered all of its costs out of production revenues and its proportionate share of an approximate 3.4% overriding royalty interest. McMoRan agreed to limit the recovery of its costs of the drilling of the well in the event of any significant drilling cost overruns. Fortune would bear its "after-payout" share of drilling and completion costs for subsequent wells on the 3,200 acre prospect area. Fortune's working interest in the 3,200 acre prospect prior to the farmout was approximately 7.4%.

      The farmout well, the State Tract 210 #6, was spud on November 1, 1999 to test frio sand objectives. The well reached total depth on December 14, 1999, whereupon McMoRan ran casing to total depth and began evaluating the sands encountered in the well. In March 2000, McMoRan informed Fortune that it did not plan to test the State Tract 210 #6. McMoRan subsequently returned all of its rights in the well to the farmors and in June 2000, Fortune and its partners concluded the test of the State Tract 210-#6 well. Although the frio sands tested did flow natural gas intermittently, the sands were tight and lacked sufficient permeability to produce at consistent economic rates. It is believed that permeability may improve significantly on the structure's flanks. Fortune is encouraged that it found hydrocarbons in these frio sands and believes that this discovery has positive implications on future wells on the Grass Island deep prospect and on its other prospects elsewhere in Espiritu Santo Bay. The well was abandoned in the frio zones. Fortune's total cost for the completion, testing and abandonment was approximately $67,000.

      In December 2000, Fortune acquired additional interests in its Espiritu Santo Bay project in two separate acquisitions. In one acquisition, Fairfield Resources Corporation, one of the original working interest owners in the Espiritu Santo Bay AMI, sold its interest to the remaining partners. Fortune's share of this acquisition was approximately 2%. In the second acquisition, the working interest owners reacquired the interest farmed out to McMoRan.

      Fortune expects to participate in additional drilling on the Espiritu Santo Bay property. The operator is in the process of obtaining permits for additional Espiritu Santo Bay wells, including an approximate 14,000 foot well and an approximate 16,000 foot well that the partners hope to spud in 2001.

CUT OFF FIELD, LAFOURCHE PARISH, LOUISIANA

      In July 2000, Fortune completed an acquisition of a net 35% before payout, non-operated working interest in a producing well in the Cut Off Field, Lafourche Parish, Louisiana. Fortune and its partners acquired the property with the intention of increasing production by recompleting the well.

    The well was recompleted at the end of September 2000 with initial production of approximately 2 million cubic feet of gas per day and 30 barrels of condensate per day. Fortune's 35% working interest share of the acquisition and recompletion was approximately $186,000. This was one of Fortune's most prolific wells in the fourth quarter of 2000. The well is currently producing approximately 700,000 cubic feet of gas equivalent per day. It appears that this project paid out in December 2000, thereby reducing Fortune's working interest to approximately 31.5%.

LA ROSA PROPRIETARY 3D SEISMIC EXPLORATION PROGRAM, REFUGIO COUNTY, TEXAS

      In 1994, Fortune acquired a 50% working interest in the La Rosa Field, a producing oil and gas field. In January 1997, Fortune's working interest was reduced to 37.5% as the result of an after-payout back-in. On February 13, 1997, Fortune and its partners commenced a proprietary 3D seismic survey covering 24 square miles over the La Rosa Field and surrounding acreage in Refugio County, Texas. Processing of the 3D seismic survey was completed in September 1997. Fortune farmed out 50% of its rights in this seismic program in exchange for the payment of all of Fortune's 3D survey costs. Accordingly, Fortune currently owns an 18.75% working interest in all newly-generated prospects and a 37.5% working interest in all production from wellbores in existence before the 3D seismic survey commenced.

      Fortune and its working interest partners currently own 5,536 acres in the field. The first well drilled based upon the 3D data was spudded December 2, 1997. Since then 11 additional wells have been drilled, including two wells in 2000. Seven of these wells have been completed and five have been plugged and abandoned.

      The La Rosa C-6 well was spud on March 29, 2000 and logged on April 5, 2000 as a new discovery. This well is currently producing approximately 350,000 cubic feet of gas per day. Fortune owns an 18.75% working interest in the well and its share of the drilling and completion costs was approximately $38,000.

      The La Rosa #C-7 well was spud on June 18, 2000 and logged on June 26, 2000 as a new discovery. Preliminary log evaluation indicates that the well has five Miocene pay sands and one additional potential pay sand. The well is currently producing approximately 60,000 cubic feet of gas per day. Fortune owns an 18.75% working interest in the well; its share of the drilling and completion cost was approximately $41,000.

      In response to historically high oil and gas prices, the partners in the La Rosa field have begun a re-completion program to increase production. The Spaulding #11 well, the first operation in this program, was brought on production on June 22, 2000, with an initial flow rate of 1 million cubic feet of gas per day. The well is currently producing approximately 600,000 cubic feet of gas per day. Fortune owns a 37.5% working interest in the well and spent less than $10,000 to fund its share of the recompletion. Recompletions of other wells have resulted in additional production and more are planned. The partners have also undertaken to reprocess the 3D seismic to better define the additional exploration and development targets.

GAMBLE GULLY AND CADIZ PROSPECTS - BEE AND LIVE OAK COUNTIES, TEXAS

      In 1998 Fortune and its partners began acquiring acreage and seismic in Bee and Live Oak Counties, Texas to pursue a play in Wilcox sands. Fortune now owns non-operating working interests in approximately 1,900 acres in the area and has identified two exploratory projects, Cadiz and Gamble Gully, that we are currently pursuing. Two discoveries have been drilled on two Cadiz prospects and we have recently completed a well at Gamble Gully.

      The two Cadiz wells were drilled on 3-D seismic anomaly prospects generated from 3-D seismic licensed by Fortune and farmed-out to Prime Energy Corporation. Fortune paid 3.75% of the drilling costs of these wells and owns a 6.5625% working interest in the production. The first well, The Brooks #1, was spud in April 22, 2000 and completed on June 23, 2000. The Brooks #1 log indicates that the well encountered approximately 175 feet of net pay in four potentially productive zones. The log analysis shows 63 feet of net pay in the Lower Luling, 60 feet of net pay in the Lower Slick, eight feet of net pay in a Wilcox stringer sand and 44 feet of net pay in the Upper Luling. The Upper Slick sand is also potentially productive in this well.

      The well was perforated in the top 10 feet of the Lower Luling sand. Production commenced on July 24, 2000 at 2 million cubic feet of gas per day and is flowing approximately 1.9 million cubic feet of gas equivalent per day as of March 5, 2001. Because of the better-than-expected results, the partners may perforate a portion of the additional 53 feet of the Lower Luling net pay interval to increase production. The other potential zones will be perforated after the lower zones have been produced fully. The total cost to Fortune to drill and complete this well was approximately $31,000.

      The second Cadiz well, the Brooks #2, was spud August 12, 2000 and was completed on September 26, 2000. Final logging results indicated that the Brooks #2 encountered approximately 40 feet of net pay in the Slick sand and then crossed a fault and did not see the principal target Luling sands. The well has been perforated in the top portion of the Slick sand and is currently flowing approximately 210,000 cubic feet of gas per day. The partners plan to spud a third well in the spring of 2001 to reach the Luling sands that were faulted out of the Brook's #2, but productive in the Brooks #1. Fortune's cost to drill and complete the Brooks #2 was approximately $26,000. The partners have also identified other development and exploratory locations that we plan to pursue in 2001.

      The Gamble Gully project is a strategy to re-enter existing well bores to establish or reestablish production in Wilcox sands. Two such operations were conducted in 1998 by attempting to drill horizontal laterals from existing vertical well bores. The results of these operations were inconclusive and no production was established. In November 2000, Fortune and its partner began an operation to reenter one of those wells and attempt a vertical sidetrack. The initial phase of the operation was completed in November and the second phase, the sidetrack, commenced January 6, 2001. The well was completed as a producer in early February and is awaiting a pipeline connection. The well is expected to produce approximately 250,000 cubic feet of gas per day. Fortune owns a 30% non-operating working interest in this well and its total drilling and evaluation costs were approximately $90,000.

SOUTH TIMBALIER BLOCK 86 - FEDERAL WATERS, OFFSHORE LOUISIANA

    Sonat Exploration Company successfully completed a well in late 1998 on South Timbalier Block 86, a property Fortune farmed out in 1997. The log on the South Timbalier Block 86 well indicated two potential productive reservoirs. Production from the deep reservoir commenced in March 1999 at approximately 15 million cubic feet of gas per day and 100 barrels of oil per day. In February 2000, this well was recompleted into the second reservoir and subsequently reached production rates as high as 20 million cubic feet of gas per day and 100 barrels of condensate per day. Fortune owned a 3.167% overriding royalty interest in the well, which converted in May 2000 to an after payout overriding royalty interest of 4%. In 2000, this well accounted for approximately 28% of Fortune's oil and gas revenue. The well is currently producing approximately 5 million cubic feet of gas equivalent per day.

BAY MARCHAND BLOCK 5 - STATE WATERS, OFFSHORE LOUISIANA

      Fortune also farmed out its interest in Bay Marchand Block 5 to Bois d'Arc Operating Corporation, which successfully completed a well in the spring of 1999. Fortune's leasehold interest was unitized with adjacent producing acreage. As a result, Fortune now owns a 0.24% overriding royalty interest in the entire unit, which contains two wells producing from three zones. This unit is producing approximately 350,000 cubic feet of gas per day and 300 barrels of oil per day. As production decreases in the oil and gas zones currently producing on these two projects, significant reserves and production are anticipated from future recompletions into oil and gas zones behind pipe.

SOUTH TIMBALIER BLOCK 76 - FEDERAL WATERS, OFFSHORE LOUISIANA

      Prior to 2000, South Timbalier Block 76 was Fortune's most prolific producer, accounting for approximately one-third of Fortune's revenues and proved reserves in 1999. This property, acquired in December 1995, includes a producing well that was completed in 1990, a drilling and production platform and a transmission line. Fortune owns a 12.5% working interest in the property.

      The South Timbalier 76 well has been shut-in in prior years for significant workovers. The most recent workover occurred in early 1997. The well has also experienced significant production decline since the 1997 workover. Notwithstanding these shut-ins and decline, the well has already returned over two times Fortune's initial investment, and Fortune has plans for additional development.

BACON PROSPECT - CHICKASAW COUNTY, MISSISSIPPI

      Fortune has participated in four wells on the Bacon prospect in Mississippi's Black Warrior Basin, including two wells in 2000. The Bacon prospect Ivy #24-11 was completed in May 2000 as a new discovery. Fortune owns an approximate 10% working interest in the well. The Ivy #24-11 log indicated that this well is productive in both the Lewis and the Abernathy sands and it is currently producing approximately 85,000 cubic feet of gas per day from both sands. Fortune's share of the drilling and completion costs was approximately $23,000. Fortune also incurred approximately $10,000 during the third quarter of 2000 to drill the Bacon Prospect Anderson 13-10, a dry hole.

      The Brand 24-5 #1 well was logged and completed in late September 1999 with Lewis and Evans sand pay zones 35 feet structurally higher to the same zones in our Anderson #24-7 discovery in December 1998. Fortune owns a 10% working interest in the new discovery. Fortune's cost for this well was approximately $19,000. The Lewis sand is currently producing approximately 200,000 cubic feet of gas per day and the Evans sand is expected to be completed after the Lewis sand depletes.

      The Bacon Prospect Anderson #24-7 was logged and completed on December 28, 1998 with three pay zones totaling approximately 95' of gross pay and 29' of net pay. The bottom pay sand, the Lewis, was completed during the second quarter of 1999 and is currently producing about 85,000 cubic feet of gas per day. The upper zones of interest (the Evans and Abernathy "B" sands) will not be tested until the lower zone has depleted. Fortune owns a 10% working interest in the discovery. Fortune's cost for the shallow well was approximately $26,000.

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

BELLE PEPPER AND BELLE JEFFERS FIELDS, WEBB COUNTY, TEXAS

      In 1995, Fortune acquired interests in approximately 2,300 acres of mineral leases, including seven currently producing gas wells, in the Belle Pepper and Belle Jeffers Fields. The Lobo sand in this area has very low permeability, under one millidarce, which has qualified the reservoir as a "tight" gas sand. As a tight gas sand, the production from wells drilled before January 1, 1993 is exempt from Texas state severance tax. Fortune has a 20% interest in a proved undeveloped in-fill location within the Belle Pepper field.

AWP FIELD, MCMULLEN COUNTY, TEXAS

      In 1992, Fortune acquired a 10% working interest in the AWP Field. The field includes approximately 3,500 acres of oil and gas leases, 43 producing oil and gas wells and nine proved undeveloped locations remaining to be drilled on either 40 or 80 acre spacing. The operator of this field has undertaken a well recompletion and stimulation program to increase field production. The program is ongoing but early results are encouraging.

OTHER PROPERTIES

      Fortune owns various interests in other nonproducing properties that are being evaluated for drilling, farmout or resale opportunities.

DRILLING ACTIVITIES

      The following table sets forth information regarding wells drilled by Fortune in the years ended December 31, 2000, 1999 and 1998:

                             WELL DRILLING ACTIVITY

                                          Year Ended December 31,
                              ---------------------------------------------
                                    2000           1999             1887
                              --------------  --------------  --------------
                               Gross    Net    Gross   Net     Gross    Net
                              ------  ------  ------  ------  ------  ------

      Exploratory Wells
        Productive                 4    0.51       2    0.29       8    1.14
        Dry                        1    0.10       2    0.39      11    1.83
                              ------  ------  ------  ------  ------  ------
                                   5    0.61       4    0.68      19    2.97
                              ======  ======  ======  ======  ======  ======

      Development Wells
        Productive                 1    0.10       -       -       -       -
        Dry                        -       -       -       -       -       -
                              ------  ------  ------  ------  ------  ------
                                   1    0.10       -       -       -       -
                              ======  ======  ======  ======  ======  ======


OIL AND GAS RESERVES

      Fortune's reserves are located onshore and offshore Texas and Louisiana and onshore Mississippi. Proved reserves represent estimated quantities of oil and gas which geological and engineering data demonstrate to be reasonably certain to be recoverable in the future from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are proved reserves that can be expected to be recovered through existing wells using existing equipment and operating methods.

      The oil and gas reserve estimates at December 31, 2000, 1999 and 1998 were determined by Huddleston & Co., Inc., Houston, Texas, independent petroleum engineers. Such estimates are subject to numerous uncertainties inherent in the estimation of proved reserves and in the projection of future production, costs and prices. The accuracy of any reserve estimate is a function of available data and of engineering and geological interpretation and judgment. Estimates of the economically recoverable oil and gas reserves and classifications of such reserves based on risk of recovery by different engineers or by the same engineers at different times, may vary substantially. The "Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves," determined from such reserve data, are estimates only. They should not be construed to be the current market values of Fortune's oil and gas reserves or the costs that would be incurred to obtain equivalent reserves. While these reserve estimates are believed to be reasonable, they should be viewed with the understanding that future production, development drilling and changes in pricing will affect the reserve estimate.

      The following sets forth estimated proved oil and gas reserves as determined by Fortune's independent petroleum engineers attributable to Fortune's interests in oil and gas properties as of December 31, 2000, 1999 and 1998. These estimates are based in part on the price at which the product was sold as of the end of each year.


                        ESTIMATED NET RESERVE QUANTITIES


                                                         December 31,
                                             ----------------------------------
                                                 2000       1999        1998
                                             ----------  ----------  ----------
      Total Proved Reserves:
        Oil (Bbls).........................      98,000      88,000     106,000
        Gas (Mcf)..........................   3,368,000   3,000,000   3,082,000
      Mcfe (oil at 6 Mcfe to 1 Bbl)........   3,957,000   3,526,000   3,718,000

      Total Proved Developed Reserves:
        Oil (Bbls).........................      38,000      28,000      47,000
        Gas (Mcf)..........................   1,687,000   1,371,000   1,413,000
      Mcfe (oil at 6 Mcfe to 1 Bbl)........   1,918,000   1,538,000   1,695,000


      The increase in reserve quantities from 1999 to 2000 result from:

      o   Exploration discoveries at
          -     Cut Off Field
          -     Cadiz Field
          -     La Rosa Field

      o   Upward revisions primarily at
          -     AWP Field
          -     South Timbalier Block 86
          -     South Timbalier Block 76

      The slight decrease from 1998 to 1999 results from:

      o   Depletion and revisions
      o   Offset almost entirely by exploration discoveries at
          -     South Timbalier Block 86
          -     Bacon
          -     Bay Marchand Block 5

DISCOUNTED PRESENT VALUE OF FUTURE NET REVENUES

      The following table represents the estimated undiscounted and discounted future net revenues using unescalated prices from the proved reserves at December 31, 2000, 1999 and 1998.


                               FUTURE NET REVENUES

                                                                     December 31,
                                                        ----------------------------------------
                                                            2000          1999          1998
                                                        ------------  ------------  ------------
      Estimated Future Net Revenue Undiscounted.......  $ 30,298,000  $  6,173,000  $  4,985,000
                                                        ------------  ------------  ------------
      Standardized Measure of Discounted
        Future Net Cash Flows.........................  $ 21,485,000  $  4,331,000  $  3,527,000
                                                        ------------  ------------  ------------

      A significant factor in determining reserve values is the year-end price used in each evaluation. The 313% increase in the gas price from year-end 1999 to 2000 is the primary contributor to the 396% increase in future net revenues over the same period. This year-end 2000 gas price is historically extremely high and has been very volatile. Gas prices have declined recently but Fortune believes that prices will continue to fluctuate significantly. As of March 7, 2001, Fortune was receiving an average of approximately $25.80 per Bbl for its oil production and $5.30 per Mcf for its gas production. The year-end prices used in the reserve evaluations were:

                                                    Year-end
                                          ----------------------------
                                            2000      1999      1998
                                          -------   --------  --------

      Oil - $/Bbl.......................  $ 24.44   $  23.28  $   9.85
      Gas - $/Mcf.......................  $ 10.33   $   2.50  $   2.25


PRODUCTION

      Fortune's net production for the years ended December 31, 2000, 1999 and 1998 was:

                               NET PRODUCTION DATA

                                                  December 31,
                                          ----------------------------
                                            2000      1999      1998
                                          --------  --------  --------

      Oil (Bbls)........................    12,000    17,000    42,000
      Gas (Mcf).........................   591,000   508,000   609,000

PRICES AND PRODUCTION COSTS

      The following table sets forth Fortune's approximate average sales prices and production (lifting) costs for the years ended December 31, 2000, 1999 and 1998:


                    AVERAGE SALES PRICES AND PRODUCTION COSTS

                                                            December 31,
                                                   ----------------------------
                                                     2000      1999      1998
                                                   --------  --------  --------

      Average Sales Price Received:
        Oil (per Bbl)............................  $  29.67  $  17.89  $  13.08
        Gas (per Mcf)............................      4.11      2.34      2.19
        Average Production and Operating Cost
          per Mcfe (including production taxes)..      0.95      0.87      0.69


PRODUCING WELLS

      The following table lists Fortune's total gross and net producing oil and gas wells at December 31, 2000:


                                 PRODUCING WELLS

                                                 Gross           Net
                                            --------------  --------------
                                              Oil     Gas     Oil    Gas
                                            ------  ------  ------  ------
      Texas.............................        45      37     6.8     8.2
      Mississippi.......................         -       3       -     0.3
      Louisiana.........................         -       1       -     0.3
      Federal waters - Gulf of Mexico...         -       1       -     0.1
                                            ------  ------  ------  ------
             Total......................        45      42     6.8     8.9
                                            ======  ======  ======  ======


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

PROPERTIES

LEASEHOLD ACREAGE

      Fortune's approximate holdings of developed and undeveloped leasehold acreage as of December 31, 2000 were:


                                LEASEHOLD ACREAGE

                                               Developed         Undeveloped
                                          ------------------  ------------------
                                            Gross      Net     Gross      Net
                                          --------  --------  --------  --------
      Louisiana..........................       66        21       126        63
      Federal waters - Gulf of Mexico....    3,341        63     5,087       568
      Texas..............................   13,300     2,004    29,500     4,894
      Mississippi........................      733        73       481        48
                                          --------  --------  --------  --------
        Total............................   17,440     2,161    35,194     5,573
                                          ========  ========  ========  ========


TITLE TO PROPERTIES

      Updated title opinions were obtained for many of Fortune's properties in 1997 in conjunction with refinancing Fortune's bank credit facility. Fortune believes it holds valid title on all its properties, free and clear of any liens or encumbrances except for encumbrances described herein. Title opinions are obtained on newly acquired properties as of the date of the closing. As is customary in the oil and gas industry, Fortune performs only a perfunctory title examination at the time exploratory oil and gas properties are acquired. Prior to drilling wells, a thorough title examination of the drillsite and any pass-through parcels is conducted and any significant defects are remedied before proceeding with operations. Substantially all of Fortune's producing leasehold interests have been pledged to secure Fortune's bank credit facility. Transfers of many of Fortune's properties are subject to various restrictions.

OFFICE FACILITIES

      Fortune occupies approximately 5,400 square feet of office space under a lease agreement that expires in June 2001. See note 6 to the December 31, 2000 financial statements.

COMPETITION

      The principal resources necessary to conduct oil and gas exploration and production activities are:

      o  leasehold prospects under which oil and gas reserves may be discovered

      o drilling, seismic and other service contractors to evaluate and explore for such reserves

      o knowledgeable personnel to conduct all phases of oil and gas operations.

      Fortune must compete for such resources with both major companies and independent oil and gas operators. Many of Fortune's competitors are better equipped to acquire these resources. Accordingly, Fortune may not be able to acquire these resources in a timely and economical manner.

EMPLOYEES

      As of March 7, 2001 Fortune employed five persons, all in management and administration. In addition, Fortune engages outside consultants in certain technical aspects of Fortune's business. Fortune utilizes these consultants to aid in the evaluation of projects and to evaluate oil and gas assets for acquisitions.

GOVERNMENTAL REGULATION

      Environmental laws and regulations are having an increasing impact on Fortune's operations. Drilling and production activities are subject to regulations under federal and state pollution control and environmental laws and regulations. It is impossible to predict the effect that additional environmental requirements may have on future earnings and operations, but it will continue to be necessary to incur costs to comply with these laws and regulations.

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

      Other regulations prevent Fortune from freely conducting operations at certain times during the year, such as those which protect the whooping crane habitat which occupies a portion of Fortune's Espiritu Santo Bay prospect. There is no assurance that laws and regulations enacted in the future will not adversely affect Fortune's oil and gas activities. From time to time, legislative proposals are introduced at the state and national level that could affect Fortune's oil and gas operations.

ITEM 3.  LEGAL PROCEEDINGS

      There are no material pending legal proceedings involving any of Fortune's properties or operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None during the fourth quarter of 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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
                                                               Common Stock
                                                              --------------
                                                               High    Low
                                                              ------  ------
      1999
        First Quarter ......................................  $0.500  $0.188
        Second Quarter......................................   0.500   0.250
        Third Quarter (through August 6, 1999 on the AMEX)..   0.438   0.250
        Third Quarter (after August 9, 1999 on OTC).........   0.500   0.188
        Fourth Quarter......................................   0.781   0.250

      2000
        First Quarter.......................................  $1.094  $0.625
        Second Quarter......................................   0.750   0.375
        Third Quarter.......................................   0.531   0.188
        Fourth Quarter......................................   0.484   0.313

      2001
        First Quarter (through March 7, 2001)...............  $0.719  $0.375


      At March 7, 2001, the closing price of Fortune's common stock was $0.40 per share. At March 7, 2001, there were 16,462,579 shares of common stock outstanding held of record by approximately 3,000 stockholders.

      Fortune has not paid dividends on its stock and does not intend to pay dividends in the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA

      The following Summary Condensed Financial Data for each of the years in the five-year period ended December 31, 2000, are derived from, and qualified by, reference to Fortune's financial statements appearing elsewhere herein. This data should be read in conjunction with the financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7.

            (dollars and shares in thousands, except per share data)

                                                             Years Ended December 31,
                                              ----------------------------------------------------
                                                2000       1999       1998       1997       1996
                                              --------   --------   --------   --------   --------
Statement of Operations Data:
   Total revenues............................ $  2,830   $  1,530   $  2,023   $  4,005   $  4,040
   Impairment to oil and gas properties......        -          -        960      3,650          -
   Net loss..................................     (247)    (1,588)    (3,275)    (5,958)    (1,330)
   Net loss per share........................    (0.02)     (0.13)     (0.27)     (0.49)     (0.12)
   Net weighted average shares outstanding...   15,865     12,207     12,132     12,086     11,351

Operating Data:
   Net Production:
      Oil (Bbl)..............................   12,000     17,000     42,000     87,000     57,000
      Gas (Mcf)..............................  591,000    508,000    609,000    821,000  1,038,000
      Gas equivalent (Mcfe)..................  665,000    610,000    859,000  1,343,000  1,383,000
   Average Sales Price:
      Oil ($ per Bbl)........................ $  29.67   $  17.89   $  13.08   $  19.04   $  20.24
      Gas ($ per Mcf)........................     4.11       2.34       2.19       2.66       2.56


                                                                   December 31,
                                              ----------------------------------------------------
                                                2000       1999       1998       1997       1996
                                              --------   --------   --------   --------   --------
Balance Sheet Data:
   Total assets.............................. $  7,429   $  6,805   $  8,492   $ 12,626   $ 16,335
   Total debt................................    2,305      3,235      3,235      3,775      2,933
   Net stockholders' equity..................    4,858      3,242      4,704      8,053     13,037


      Estimates of oil and gas reserves are based in part on the sales price at December 31 of the respective year. The 313% increase in year-end gas prices from 1999 to 2000 accounts for a significant portion of the 396% increase in standardized measure reserve value over the same period. See "Business and Properties - Oil and Gas Operations - Oil and Gas Reserves."

                                                                   December 31,
                                              ----------------------------------------------------
                                                2000       1999       1998       1997       1996
                                              --------   --------   --------   --------   --------
Reserves:
   Estimated Net Proved Reserves:
      Oil (MBbl).............................       98         88        106        257        249
      Gas (Bcf)..............................      3.4        3.0        3.1        3.2        3.5
   Estimated future net revenues before
     income taxes............................ $ 30,298   $  6,173   $  4,985   $  8,410   $ 14,112
   Standardized measure of future
     net cash flow........................... $ 21,485   $  4,331   $  3,527   $  6,503   $ 10,820


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    At December 31, 2000, Fortune reported net working capital of $1,424,000, a cash balance of $1,028,000 and positive cash flow before changes in operating assets and liabilities of $853,000 for the year then ended. For 2000, Fortune also reported a net loss of $247,000 compared to a prior year loss of $1,588,000. For the quarter ended December 31, 2000, Fortune realized net income of $248,000 and positive cash flow before changes in operating assets and liabilities of $509,000. This is the second consecutive quarter that Fortune has reported net income and the third consecutive quarter that Fortune has reported positive cash flow. Our long-term debt is comprised of $2,295,000 of subordinated convertible notes that are not due until December 31, 2007. This long-term debt balance compares to a balance of $3,235,000 at December 31, 1999 and is the lowest debt balance owed by Fortune since 1991. These results reflect a significant improvement in Fortune's financial position, cash flow and operating results from December 31, 1999 and prior years.

    In past years, Fortune realized substantial net losses that have resulted in an accumulated deficit of approximately $27 million at December 31, 2000. As a result of declining production in prior years and the sale of Fortune's interest in East Bayou Sorrel in March 1998, Fortune realized negative cash flows before changes in operating assets and liabilities of $539,000 and $478,000 in calendar years 1999 and 1998, respectively. During February through May 2000, Fortune took steps to improve its short term liquidity by raising net proceeds of $763,000 through the sale of common stock and the exercise of common stock warrants. Also, during February and March 2000, $930,000 of Fortune's 12% convertible notes were converted to common stock. The remaining notes are convertible into common stock at $0.75 per share.

    Also in February 2000, the producing well at South Timbalier Block 86 was recompleted and subsequently reached production rates as high as 20 million cubic feet of gas per day and 100 barrels of condensate per day. Fortune owned a 3.167% overriding royalty interest in the well, which converted in May 2000 to an after payout overriding royalty interest of 4%. The well was a significant contributor to Fortune's revenue and cash flow in 2000. Fortune has recently had other successful drilling and workover results, including the Cut Off Field recompletion in late September 2000 with an initial production rate of 2 million cubic feet of gas per day. These wells are discussed below. Gas prices have increased significantly since year-end 1999 and oil prices have generally remained above $25 per barrel. Consequently, Fortune is now realizing the positive operating results discussed herein.


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 AND 1999

      Successful drilling results from 1999 and 2000 are offsetting production declines from depletion. New production from two successful year-end 1998 drilling projects, at South Timbalier Block 86 and Espiritu Santo Bay, began contributing revenues during the quarter ended June 30, 1999. Revenues from Bay Marchand Block 5 and the Bacon prospect began contributing revenues during the third quarter of 1999. Two subsequent Bacon wells began producing in November 1999 and May 2000, respectively. Two successful Cadiz prospect wells began producing in June 2000 and September 2000, respectively. Two successful wells at La Rosa began producing in April 2000 and July 2000. A workover program at La Rosa has resulted in production increases beginning in June 2000. Also, a successful recompletion at Cut Off field began producing at the end of September 2000.

      Fortune also experienced significantly higher oil and gas prices in 2000. Consequently, Fortune's oil and gas revenues for the year ended December 31, 2000 increased 87% to $2,794,000 compared to $1,492,000 reported during 1999. Fortune's reported net loss of $247,000 for 2000 compared to a net loss of $1,588,000 for 1999. The significantly lower loss reported during 2000 is due to a combination of the higher oil and gas prices, higher gas production and lower costs.

      Analysis of change in oil and gas revenues -
                                                          Percent
                                        2000      1999     Change
                                      --------  --------  --------
           Production
             Oil  -  MBbl                   12        17     (27)%
             Gas  -  Mmcf                  591       508      16%
                  -  Mmcfe                 665       610       9%
           Prices
             Oil  -  $/Bbl            $  29.67   $ 17.89      66%
             Gas  -  $/Mcf                4.11      2.34      76%

           Revenues (thousands)
             Oil                      $    368   $   304      21%
             Gas                         2,426     1,188     104%


      In early 2000, the South Timbalier 86 well was recompleted and began producing at a significantly higher rate beginning in February 2000. By June 2000, the well was producing at approximately 20 million cubic feet of gas per day. The well is currently producing approximately 5 million cubic feet of gas equivalent per day. Fortune currently owns a 4% overriding royalty interest in this well.

      At the end of September 2000, the Cut Off Field K. Pierce #1 well was recompleted and began producing 2 million cubic feet of gas and 30 barrels of condensate per day. Fortune had an approximate 27% net revenue interest in this well which converted to approximately 24% after payout in December 2000. This well is currently producing approximately 700,000 cubic feet of gas per day.

      Successful wells at Cadiz prospect, the Brooks #1 and #2, and successful wells and recompletions at La Rosa also contributed to the 16% increase in gas production compared to 1999.

      Offsetting somewhat the production gains, the South Timbalier 76, which was producing approximately 1.7 million cubic feet of gas and 120 barrels of condensate per day, was shut in from September 17, 2000 to October 30, 2000 to repair valves and scale build-up. Fortune has a 9.375% net revenue interest in South Timbalier 76.

      Analysis of change in selected expenses -
                                                                    Percent
                                                  2000      1999     Change
                                                --------  --------  --------
                                              (Thousands except where indicated)

        Production and operating expense        $   634   $    532       19%
           -  per Mcfe                             0.95       0.87        9%
        Depreciation, depletion and amortization    949        834       14%
           -  per Mcfe                          $  1.43   $   1.37        4%

      Production and operating expense increased by $102,000 for 2000 versus 1999 because of higher production taxes, more producing properties in 2000 and $58,000 for workovers in 2000 versus $24,000 during 1999. These factors contributed to the higher per Mcfe operating cost in 2000.

      Fortune's total provision for depletion, depreciation and amortization (DD&A) increased by $115,000 in 2000 as compared to 1999 primarily because of a higher depletable oil and gas property balance in relation to estimated proved reserves during most of 2000. During the fourth quarter of 2000, Fortune's total DD&A per Mcfe declined to $1.35 from an average of $1.46 for the prior three quarters.

                                                                     Percent
                                                  2000      1999     Change
                                                 ------    ------    ------
                                              (Thousands except where indicated)

      General and administrative expense         $1,099    $1,204       (9)%
      Interest expense - payable in cash            276       388      (29)%
                       - amortization
                           of financing cost          -        99       N/A


      General and administrative expense decreased $105,000 because of our continuing efforts that began with the oil and gas price declines in 1998 to maintain low overhead. The reduction to general and administrative expense from 1997 to 2000 has been $866,000 or 44%.

      Interest expense decreased by $112,000 in 2000 compared to 1999 because of the note conversions to equity discussed above. These note conversions resulted in the $119,000 non-cash extraordinary loss on early extinguishment of debt in 2000 which is comprised of a premium equal to one year's interest paid in common stock to the converting noteholders. In 1999, Fortune incurred $61,000 of non-cash note restructuring expense for the value of warrants issued to noteholders who agreed to amend the terms of their notes. Non-cash interest expense in 1999 was for amortization of debt financing costs, which were fully amortized by the end of April 1999.

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

      Analysis of change in oil and gas revenues -
                                                             Percent
                                        1999       1998      Change
                                      --------   --------   --------
                                    (Thousands except where indicated)
           Production
             Oil  -  MBbl                   17         42      (59)%
             Gas  -  Mmcf                  508        609      (17)%
                  -  Mmcfe                 610        859      (29)%
           Prices
             Oil - $/Bbl              $  17.89   $  13.08       37%
             Gas - $/Mcf                  2.34       2.19        7%
           Revenues
             Oil                      $    304   $    544      (44)%
             Gas                         1,188      1,337      (11)%


      Improved oil and gas prices lessened the negative impact of lower production.

      Analysis of change in selected expenses -

                                                                       Percent
                                                   1999       1998      Change
                                                 --------   --------   --------
                                            (Thousands except where indicated)

        Production and operating expense         $    532   $    595     (11)%
            - per Mcfe                               0.87       0.69      26 %
        Depreciation, depletion and amortization      834      1,365     (39)%
           - per Mcfe                                1.37       1.59     (14)%
        Impairment to oil and gas properties            -        960    (100)%


      Production and operating expense decreased by $63,000 in 1999 versus 1998 because of lower production. High workover costs in the fourth quarter of 1999 lessened the year to year decline which had been running 31% through the first nine months of 1999.

      Fortune's provision for depletion, depreciation and amortization decreased by $531,000 (39%) in 1999 versus 1998 primarily because of lower production and a lower property balance as a result of the sale of the East Bayou Sorrel property and past ceiling test impairments.

                                                                    Percent
                                                 1999      1998     Change
                                               --------  --------  --------
                                            (Thousands except where indicated)

      General and administrative expense       $ 1,204   $  1,547     (22)%
      Interest - payable in cash                   388        403      (4)%
               - amortization of financing cost     99        428     (77)%


      General and administrative expense decreased by $343,000 (22%) because of reductions primarily in personnel costs, investor relations expense and consulting fees which were made in response to lower oil and gas prices.

      Interest expense paid in cash decreased by $15,000 (4%) for 1999 versus 1998 due to a lower debt balance. The lower debt balance resulted from Fortune repaying substantially all of its credit facility at March 31, 1998 with a portion of the proceeds of the sale of East Bayou Sorrel. Non-cash amortization of debt financing costs has declined because all such costs were fully amortized at the end of April 1999.

LIQUIDITY

CASH BALANCE, WORKING CAPITAL AND CASH FLOWS FROM OPERATING ACTIVITIES

      Fortune generated $525,000 of cash in its operating activities during 2000 compared to cash used of $(656,000) during 1999. Before considering the effect of changes in operating assets and liabilities, Fortune generated cash flow of $853,000 during 2000 compared to cash used of $(539,000) during 1999. As discussed herein, higher oil and gas prices and lower expenses account for this significant increase in cash flow. Cash and working capital at December 31, 2000 increased significantly from December 31,1999 because of the positive cash flow and the capital raised during 2000 discussed above.

    Analysis of changes in selected liquidity measures -

                                                                           Percent
                                                         2000      1999    Change
                                                       --------  --------  --------
                                                    (Thousands except where indicated)

      Cash balance at year-end                         $  1,028  $    294     250%
      Net working capital at year-end                     1,424       302     372%
      Long-term debt                                      2,295     3,235     (29)%

      Cash flow from operating activities before
        changes in operating assets and liabilities    $    853  $   (539)    N/A
      Less: change in operating assets and liabilities     (328)     (117)    180%
                                                       --------  --------  --------
      Cash flow from operating activities              $    525  $   (656)    N/A
                                                       ========  ========  ========


      In January 2000, Fortune commenced both a private placement offering of common stock and an incentive warrant exercise program. The private placement closed March 10, 2000. The incentive warrant exercise program closed June 1, 2000. Fortune raised net proceeds of $763,000 in these offerings (1,048,331 shares issued at $0.75 per share).

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

      As a result of these transactions and the higher production and prices discussed herein, management believes that, even with fluctuating oil and gas prices, Fortune has the capital to fund its operations during the short term. Drilling success and/or additional financings will be necessary to fund long term growth. Based on historical operating results, historical fluctuating oil and gas prices and the uncertainties of projecting long term production and cash flows from current oil and gas prices and reserves, however, there is risk that Fortune's cash flow could decrease again. In the event that Fortune's cash flow decreases unexpectedly, drilling is unsuccessful or management determines to accelerate the growth plans for Fortune, we may require additional equity and/or debt financing to fund our operations. Fortune's projections of production, cash flow and capital requirements are based upon numerous assumptions about the future, including: oil and gas prices, production decline rates, estimates of oil and gas reserves, costs, absence of major operating disruptions and catastrophes, timing of projects and markets for our production. See the "Forward Looking Statements" herein for a discussion of risks associated with Fortune and future projections made by us.

      There is no assurance that our assumptions will be accurate. If we experience significant unexpected decreases in cash flow or increases in capital requirements, and we are unable to raise capital, we may need to take other steps to maintain our viability. Those steps might include reducing overhead further, foregoing our participation in projects or selling assets. Fortune has been successful in the past in raising capital to fund its operations and/or repay debt balances. From 1995 through May 2000, Fortune raised over $15 million through the issuance of common stock (most of which was raised in 1995), reduced its total debt by $4.8 million and virtually eliminated its current maturities of long-term debt. Furthermore, Fortune's debt balance at December 31, 2000 is the lowest it has been since 1991. Although there is no assurance Fortune will be successful in raising capital if necessary to fund its activities, management will continue to look for opportunities to improve Fortune's financial condition.

- 1999 and 1998

    Analysis of changes in selected liquidity measures -

                                                                               Percent
                                                             1999      1998     Change
                                                           --------  --------  ---------
                                                        (Thousands except where indicated)

    Cash balance at year-end                               $    294  $  1,452     (80)%
    Net working capital at year-end                             302     1,324     (77)%
    Long-term debt                                            3,235     3,225       0 %

    Cash flow from operating activities
      before changes in operating assets and liabilities   $   (539) $   (478)    (13)%
    Less: changes in operating assets and liabilities          (117)     (138)     15 %
                                                           --------  --------  --------
      Cash flow from operating activities                  $   (656) $   (616)     (6)%
                                                           ========  ========  ========


      Lower oil and gas production, as discussed above, accounts for this decrease in cash flow. Cash and working capital at December 31, 1999 decreased because of the negative cash flow from operating activities and the capital expenditures discussed below.


CAPITAL RESOURCES

CASH USED IN INVESTING ACTIVITIES - CAPITAL EXPENDITURES

- 2000 Capital Expenditures

      Expenditures for oil and gas properties for 2000 were $546,000 compared to $502,000 for 1999.

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

      - expenditures for the unsuccessful completion attempt at the Espiritu Santo Bay State Tract 210 #6;

      - expenditures for the attempted recompletion at Estherwood prospect in Louisiana that was abandoned in January 2000; and

      - expenditures for seismic interpretation costs and delay rentals at Espiritu Santo Bay and La Rosa.

      See Items 1 and 2, Business and Properties -- Significant Properties and Activities, for a discussion of 2000 exploration and development activities.

- 1999 Capital Expenditures

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

      Fortune did not incur any expenditures on the South Timbalier Block 86 and Bay Marchand Block 5 wells that began producing in 1999 because Fortune farmed out these properties retaining overriding royalty interests in lieu of working interests.

- 1998 Capital Expenditures

      Cash expenditures for oil and gas properties in 1998 were $3.7 million as compared to $4.9 million for the same period in 1997. The 1998 expenditures were incurred primarily in Fortune's projects at La Rosa ($0.8 million), Espiritu Santo Bay ($1.1 million), East Bayou Sorrel ($0.4 million), Whiskey Pass and Sea Serpent ($0.9 million) and Southwest Segno ($0.2 million).


CASH FLOWS FROM FINANCING ACTIVITIES -

      - OUTSTANDING DEBT AND DEBT REDUCTION

      On March 31, 1998, Fortune repaid all but $10,000 of its bank credit facility using $540,000 of the proceeds from the sale of East Bayou Sorrel. During February and March 2000, $930,000 of Fortune's subordinated convertible notes were converted to common stock thereby reducing Fortune's total debt to $2,305,000 and its future interest obligations by $111,600 per year. As of the date hereof, Fortune's debt consists primarily of subordinated convertible notes which are not due until 2007. From 1995 through 2000, Fortune has reduced its total debt by $4.8 million and virtually eliminated its current maturities of long-term debt.

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

      The net proceeds of the private placement were used to refinance existing debt and for general corporate purposes. See note 4 of the December 31, 2000 financial statements for the terms of the notes.

      - CREDIT FACILITY

      Fortune's credit facility with Credit Lyonnais New York Branch expired on January 11, 2001. Upon the sale of East Bayou Sorrel in March 1998, Fortune had previously repaid all but $10,000 of the outstanding balance of the credit facility.

OIL AND GAS PRICES AND RESERVES

      Fortune's revenues, profitability and future growth are substantially dependent upon oil and gas prices. These prices can be extremely volatile and in recent months have been at historically high levels. Fluctuating oil and gas prices in the past have contributed to impairments to oil and gas properties such as the $960,000 impairment recorded in 1998. As a result of continued fluctuating oil and gas prices, Fortune may incur further impairments in future years. As of March 7, 2001, Fortune was receiving an average of approximately $25.80 per Bbl for its oil production and $5.30 per Mcf for its gas production.

      Analysis of selected reserve information at year-end:

                                                                      Percent
                                                   2000      1999     Change
                                                 --------  --------  --------
                                              (Thousands except where indicated)
      Proved Reserves
        Oil  -  MBbl                                   98        88      11%
        Gas  -  Mmcf                                3,368     3,000      12%
             -  Mcfe                                3,957     3,526      12%

      Year-end Prices
        Oil  -  $/Bbl                            $  24.44  $  23.28       5%
        Gas  -  $/Mcf                               10.33      2.50     313%

      Estimated future net revenue undiscounted  $ 30,298  $  6,173     391%
      Standardized measure of discounted
        future net cash flow                     $ 21,485  $  4,331     396%


     Fortune's 2000, 1999 and 1998 year-end oil and gas reserve reports have been prepared by Huddleston & Co. Inc., of Houston, Texas, its independent petroleum engineers. The present value of the reserves increased in 2000 primarily because of:

     o The 313% increase in year-end gas prices which were at historically very high prices at December 31, 2000 and have declined since that date as noted above.

     o  Exploration discoveries at
        -  Cut Off Field
        -  Cadiz Field
        -  La Rosa Field

     o  Upward revisions primarily at
        -  AWP Field
        -  South Timbalier Block 86
        -  South Timbalier Block 76

FORWARD LOOKING STATEMENTS

      This annual report contains forward-looking statements. Forward-looking statements include statements made by us about our plans and expectations, including those regarding future oil and gas production and prices, future exploration and development spending, future drilling and operating plans and expectations, reserve and production potential of Fortune's properties and prospects and our business strategy. Actual events or results could differ materially from those discussed in the forward-looking statements as a result of various risk factors including the factors described below.

RISKS ASSOCIATED WITH FORTUNE

      FORTUNE'S RELIANCE ON EXPLORATORY PROJECTS INCREASES THE RISKS INHERENT IN THE OIL AND GAS INDUSTRY. We base our decisions to participate in exploration projects on assumptions and judgements concerning the oil and gas industry, such as future oil and gas prices, competition for leases, reserves, and equipment, and our perceived chance of success. These assumptions and judgments may be speculative and are often subjective. Although we can obtain information with respect to the potential of oil or gas properties, it is impossible to determine with certainty the ultimate production potential, if any, of a particular property or well. Moreover, the successful completion of an oil or gas well does not insure a profit on our investment, since completion and production expenses must also be considered. We primarily invest in exploration projects, where the risks are substantially greater than investing in wells drilled into already producing formations. We anticipate that one or more of our next wells will be designed to test the deeper formations beneath known production in Espiritu Santo Bay. These formations have not been extensively tested to date, leaving seismic imaging and the well data from the recently drilled State Tract 210 #6 as the few tools available to aid in understanding subsurface geology. The exploration risks, therefore, are higher on this project than they might be where a greater number of underground references exist. Fortune has realized less success than originally anticipated in some of its recent prospects and we expect that a substantial number of our future projects could experience similar results.

      FORTUNE HAS INCURRED NET LOSSES IN RECENT YEARS. Fortune has incurred substantial net losses in prior years and a smaller net loss in 2000. Although Fortune recorded net income in the last two quarters of 2000 due to higher prices, lower costs and higher production, there is no assurance that this favorable trend will continue. See also Item 7, Managements' Discussion and Analysis of Financial Condition and Results of Operations--Liquidity.

      OIL AND GAS RESERVES ARE DEPLETING ASSETS. Fortune's future cash flow and income are highly dependent on our ability to find or acquire additional reserves to replace those currently producing. Although Fortune increased its reserves from 1999 to 2000, reserves had been declining in prior years. Without adding additional reserves in the future, our oil and gas reserves and production will decline.

      OUR REVENUE IS DEPENDENT UPON A LIMITED NUMBER OF PRODUCING WELLS. In 1999, Fortune's well at South Timbalier Block 76 was our most prolific producer accounting for over 30% of our oil and gas revenues. In early 2000, a recompletion of a well at South Timbalier Block 86 resulted in that well becoming our most prolific producer, accounting for approximately 28% of our oil and gas revenues in 2000. On September 28, 2000, the Cut Off field recompletion resulted in that well becoming our most prolific producer, accounting for approximately 25% of our fourth quarter 2000 oil and gas revenues. Because the South Timbalier Block 86 well and the Cut Off field wells have a limited production history, it is difficult to predict accurately their production decline rates or ultimate reserves. A significant curtailment or loss of production from an individually significant well for a prolonged period before we could replace that well could have a material adverse effect on our projected operating results and financial condition.

      OUR NEED FOR WORKING CAPITAL MAY AFFECT OUR LEVEL OF PARTICIPATION IN VARIOUS PROJECTS. Investment in oil and gas exploration requires the commitment of substantial amounts of capital over significant periods of time. For the three-year period ended December 31, 2000, Fortune incurred approximately $4.7 million of capital costs in its oil and gas exploration, development and acquisition activities. It is very difficult for small-cap energy companies to raise additional funds because of the recent volatility of the oil and gas industry. Fortune may not have sufficient liquid capital resources to participate at its existing working interest level if the operators of any of its properties propose an accelerated drilling schedule. If Fortune fails to participate in the capital expenditures for any project, its interest in that project will be substantially reduced or lost entirely.

    FORTUNE HAS SUBSTANTIAL DEBT DUE IN 2007. At December 31, 2000, Fortune had $2,295,000 of 12% subordinated convertible notes outstanding that are due December 31, 2007. All of these notes are convertible by the holder at $0.75 per share or redeemable by Fortune at par. Based on historical operating results, historical fluctuating oil and gas prices and the uncertainties of projecting long term production and cash flows from current oil and gas prices and reserves, Fortune's cash flow could decrease and there is risk that we would not be able to repay the convertible subordinated notes when they become due in 2007.

    In the event that Fortune's cash flow decreases unexpectedly, drilling is unsuccessful or management determines to accelerate the growth plans for Fortune, we may require additional equity and/or debt financing to repay our notes if they are not converted to equity. Fortune's projections of production, cash flow and capital requirements are based upon numerous assumptions about the future, including: oil and gas prices, production decline rates, estimates of oil and gas reserves, costs, absence of major operating disruptions and catastrophes, timing of projects and markets for our production. See the other risk factors herein for a discussion of risks associated with Fortune and future projections made by us. If we experience significant unexpected decreases in cash flow or increases in capital requirements, and we are unable to raise capital, we may need to take other steps to maintain our ability to repay the notes if they becomes due. Those steps might include reducing overhead further, foregoing our participation in projects or selling assets.

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

      ACCOUNTING RULES MAY RESULT IN ADDITIONAL WRITE-DOWNS OF PROPERTY VALUES. We report our operations using the full-cost method of accounting for oil and gas properties. Under these rules, all exploration and development costs are capitalized. The net capitalized costs of properties may not exceed a "ceiling" limit of the tax-effected present value of estimated future net revenues from proved reserves, discounted at 10%, plus the lower of cost or fair market value of unproved properties. This requires calculating future revenues at the unescalated prices in effect as of the end of each fiscal quarter. A write-down is required if the net capitalized costs of the properties exceed the ceiling limit, even if price declines are only temporary. The risk that we will be required to write down the carrying value of our properties increases when oil and gas prices are depressed or unusually volatile or when previously unevaluated properties carried at cost are determined to be worth less than that cost. For example, we recognized a $960,000 impairment in 1998. As a result of continued volatile oil and gas prices, we may incur further impairments.

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

      FORTUNE DEPENDS ON A KEY OFFICER. Fortune depends to a large extent on the abilities and continued participation of its key employee, Tyrone J. Fairbanks, President and Chief Executive Officer. The loss of Mr. Fairbanks could have a material adverse effect on Fortune. In an effort to reduce the risk, Fortune has entered into an employment agreement with Mr. Fairbanks which expires six months following any notice of termination by the board of directors. No such notice has been given to date. Fortune also has obtained $500,000 of key man life insurance on the life of Mr. Fairbanks.

      THE MARKET FOR FORTUNE COMMON STOCK IS LIMITED. As of August 6, 1999, Fortune was delisted from the American Stock Exchange due to its failure to comply with the exchange's continued listing guidelines requiring that it report a profit in any of the last five years. Fortune now trades on the over-the-counter bulletin board under the symbol FPXA. Fortune has been informed that there are eight firms making a market in the Fortune stock.

      THE NUMBER OF SHARES ELIGIBLE FOR FUTURE SALE COULD POTENTIALLY DILUTE THE PRICE OF FORTUNE STOCK. At February 28, 2001, 16,462,579 shares of our common stock were outstanding, of which 13,376,417 shares were freely tradeable and 3,086,162 shares were "restricted securities" as that term is defined in Rule 144 under the Securities Act. At that date, we also had outstanding options and private warrants to acquire 7,781,590 shares of common stock. We also had $2,295,000 of notes convertible into 3,060,004 shares of common stock, subject to adjustment. The issuance of substantial additional shares or sales of substantial amounts of the common stock in the public market could adversely affect the market price of Fortune's common stock.

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

      Fortune's debt structure is comprised of:

             Stated              Balance
          Interest Rate     December 31, 2000      Matures
          -------------     -----------------      --------
            12% Fixed          $2,295,000            2007

        Variable at banks
        Base rate + 1-1/4%         $10,000            2001

      Changes in interest rates currently will not have a significant impact on Fortune's operations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The response to this item is submitted beginning at page 41.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON AUDITING AND FINANCIAL DISCLOSURE

      On November 20, 2000, Fortune's Board of Directors, acting upon the recommendation of the Audit Committee of the Board, voted to dismiss its prior independent accountants, KPMG LLP and to retain the accounting firm of Grant Thornton LLP to make an examination of Fortune's financial statements for the 2000 fiscal year. The reports of KPMG on Fortune's financial statements for the 1999 and 1998 fiscal years did not contain any adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the 1999 or 1998 fiscal years and the period through November 20, 2000 there were no disagreements between Fortune and KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, LLP, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on financial statements. In addition, during the 1999 and 1998 fiscal years and the period through November 20, 2000, there were no "reportable events" within the meaning of Item 304 of the Securities and Exchange Commission regulation S-K. This change in accountants was previously reported by Fortune on Form 8-K filed on November 21, 2000.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

      The directors and executive officers of Fortune are:

                                             Director
      Executive Officer                Age     Since                          Title
      ----------------------------   ------  ---------  ------------------------------------------------
      Tyrone J. Fairbanks.........     44      1991     President, Chief Executive Officer, and Director
      Dean W. Drulias.............     54      1990     Executive Vice President, General Counsel,
                                                          Corporate Secretary and Director
      J. Michael Urban............     47       --      Vice President, Chief Financial Officer and
                                                          Assistant Secretary
      Barry Feiner................     66      1995      Director
      Martin Lacoff...............     53      2000      Director
      John E. McConnaughy, Jr.....     71      2000      Director


     Tyrone J. Fairbanks serves as President and Chief Executive Officer of Fortune. Mr. Fairbanks served as Vice President and Chief Financial Officer of Fortune from January 1991 to June 1994. Prior to joining Fortune, Mr. Fairbanks served as President, Chief Executive Officer and Director of Fairbanks & Haas, Inc., an oil and gas exploration, production, acquisition and operations company located in Ventura, California that he co-founded in 1987. Mr. Fairbanks currently serves on the board of directors of several private organizations, none of which are affiliated with the energy industry.

      Dean W. Drulias has served as Executive Vice President and General Counsel since October 1996. Prior to his employment by Fortune, Mr. Drulias was a stockholder of and a practicing attorney at the law firm of Burris, Drulias & Gartenberg, a Professional Corporation, Los Angeles, California, which served as counsel to Fortune since its incorporation in May 1987. He practiced law in the Los Angeles area from 1977 to 1996, specializing in the areas of energy, environmental and real property law. Mr. Drulias is a member of the State Bars of California and Texas and serves on the Compensation Committee of the board.

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

      Barry Feiner is an attorney licensed to practice in the State of New York. He has been engaged in the private practice of law in New York City since 1965 concentrating primarily in the areas of corporate and securities law. Mr. Feiner chairs the board's Compensation Committee and is a member of the Audit Committee.

     Martin Lacoff is the President of Capital Markets Legal Consulting, Inc., a position he has held since founding the company in 1980. Mr. Lacoff served as President and Vice-Chairman of Walker Energy Partners which became Texas Meridian Resources Corporation and ultimately Meridian Resources Corporation. Prior to that, Mr. Lacoff was the President and Chairman of both LaClare Petroleum, Inc. and LaClare Securities, Inc. Mr. Lacoff currently serves on the board of directors of several private companies, none of which are affiliated with the energy industry. Mr. Lacoff received a B.S. degree in engineering from Rensselaer Polytechnic Institute and an M.B.A. in finance from the William E. Simon Graduate School of Business Administration at the University of Rochester. Mr. Lacoff is a member of the board's Audit Committee.

     John E. McConnaughy, Jr. is Chairman and Chief Executive Officer of JEMC Corporation, a personal holding company which he founded in 1985. His career includes positions of management with Westinghouse Electric and the Singer Company, as well as service as a director of numerous public and private companies. In addition, he previously served as Chairman and CEO of Peabody International Corp. and Chairman and CEO of GEO International Corp. He retired from Peabody in February 1986 and GEO in October 1992. Mr. McConnaughy served as Chairman of Excellence Group, LLC, which filed a petition for bankruptcy under Chapter 11 in January 1999 and currently serves on the boards of five other public companies (Wave Systems, Inc., Mego Financial Corp., Riddell Sports, Inc., Levcor International, Inc., and DeVlieg Bullard, Inc.), and one private company (PetsChoice, Ltd.). He also serves on the Board of Trustees and Executive Committee of the Strang Cancer Prevention Center and as Chairman of the Board for the Harlem School of the Arts. Mr. McConnaughy holds a B.A. of Economics from Denison University, and an M.B.A. in Marketing and Finance from Harvard's Graduate School of Business Administration. Mr. McConnaughy chairs the board's Audit Committee and is also a member of its Compensation Committee.


ITEM 11.   EXECUTIVE COMPENSATION

      The following table lists the total compensation paid by Fortune to its chief executive officer during the periods indicated and up to four other executive officers whose combined 2000 salary and bonus exceeded $100,000:

                           SUMMARY COMPENSATION TABLE


                                                                            Long Term Compensation
                                                                  ---------------------------------------
                                        Annual Compensation                 Awards               Payouts
                                     ---------------------------  -------------------------      --------
                                                                  Restricted   Securities
                                                                    Stock      Underlying          LTIP      All Other
   Name and Principal                 Salary     Bonus    Other     Awards  Options/Warrants     Payouts   Compensation
      Position                Year      ($)       ($)       ($)       ($)        (No.)             ($)          ($)
--------------------------    ----   --------  --------  --------  --------  --------------      --------   ----------
Tyrone J. Fairbanks.......    2000    183,967         -         -       -       150,000             -          6,800
  President and CEO           1999    169,367         -    20,885       -       120,000             -          4,113
                              1998    164,667    17,500    20,885       -       100,000             -          5,000

Dean W. Drulias...........    2000    128,125     2,000         -       -       150,000             -          5,481
  Executive Vice President    1999    124,100         -         -       -       120,000             -          5,000
                              1998    125,000         -         -       -       150,000             -          5,000

J. Michael Urban.........     2000    123,000     2,000         -       -       150,000             -          5,276
  Chief Financial Officer     1999    120,000         -         -       -       120,000             -          5,000
                              1998    120,000         -         -       -       150,000             -          5,000



      "Other" annual compensation includes automobile expenses and loan forgiveness, but are shown only if such amounts exceed 10% of the total annual salary and bonus.

      The following table lists the outstanding options and warrants held on December 31, 2000 by Fortune's executive officers under our stock option plans:

         AGGREGATE OPTIONS EXERCISES IN 2000 AND YEAR-END OPTION VALUES

                                                                         Number of         Value of Unexercised
                                                                    Unexercised Options/   in the Money Options
                                                                    Warrants at FY-End           at FY-End
                              Shares Acquired                            Exercisable/           Exercisable/
              Name              on Exercise     Value Realized ($)      Unexercisable          Unexercisable
      ---------------------   ---------------   ------------------  --------------------   --------------------
      J. Michael Urban               -                   -              575,000 / 0                   -
      Tyrone J. Fairbanks            -                   -              570,000 / 0                   -
      Dean W. Drulias                -                   -              549,800 / 0                   -



EMPLOYMENT AGREEMENT

      Fortune has an employment agreement with Tyrone J. Fairbanks, its President and Chief Executive Officer. The agreement provides that if employment is terminated for any reason other than cause, death or disability within two years following a change in control, Mr. Fairbanks is entitled to a single payment equal to two year's compensation and all shares of common stock underlying his stock options without payment of the exercise price. For purposes of the employment agreement, change in control means a change in more than one-third of the board of directors following certain special events. Mr. Fairbanks' agreement also provides for two years of consulting services upon the completion of the primary term of his contract at 40% of the last compensation thereunder. Mr. Fairbanks' employment agreement currently provides for an annual salary of $184,000, increasing by $8,000 on each anniversary date. The employment agreement also provides for additional compensation, in an amount not to exceed his annual salary, based upon certain increases in the value of Fortune's common stock. Mr. Fairbanks' employment contract expires six months following a notice of non-renewal.

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



      During the ten year period ended December 31, 2000, no other options held by executive officers were repriced or amended. As of December 31, 2000, all of the above-listed options had expired unexercised.

    The following table shows the grants of stock options during 2000 to each of the executives named in the Summary Compensation Table.

                              OPTION GRANTS IN 2000


                                         Individual Grants
                        -----------------------------------------------------------  Potential Realizable Value At
                        Number of      % of Total                                     Assumed Annual Rates of
                        Securities      Options                                       Stock Price Appreciation
                        Underlying     Granted to    Exercise or                          For Option Term
                         Options      Employee in     Base Price     Expiration       ------------------------
     Name                Granted       Fiscal Year    ($/Share)         Date              5%         10%
-------------------     ----------    ------------   -----------   ----------------   ----------    ----------
Tyrone J. Fairbanks       150,000         22.2%          1.16      January 26, 2005   $29,000       $83,000
Dean W. Drulias           150,000         22.2%          1.16      January 26, 2005   $29,000       $83,000
J. Michael Urban          150,000         22.2%          1.16      January 26, 2005   $29,000       $83,000



      Each individual was also granted, on March 1, 2001, options to purchase 180,000 shares of the Company's common stock at an exercise price of $0.4375 per share.

      The potential realizable value is calculated based upon an assumed appreciation from $1.0625, the price of Fortune's common stock in effect on the date the options were granted. In the event of a change in control of Fortune that is not approved by its board of directors, the shares of common stock underlying all outstanding options will be issued to the option holders without the payment of the exercise price for such shares.

RETIREMENT PLAN

      During 1996, Fortune adopted the Fortune Natural Resources Corporation 401(k) Profit Sharing Plan for its eligible employees. Under the plan, eligible employees are permitted to make salary deferrals of up to 15% of their annual compensation, subject to Internal Revenue Service (IRS) limitations. For calendar year 2000, salary deferrals were matched by Fortune 100% of the first 3% of employee salary deferral and 50% on the next 2% of employee salary deferral, subject to IRS limitations, and are immediately vested. Salary deferrals are 100% vested at all times. Fortune does not make profit sharing contributions to the plan. Messrs. Drulias and Urban are the trustees of the plan.

      For the 2000 plan year, Fortune's matching contribution obligation was $24,000, all of which was paid in 2001 in Fortune common stock. The amounts contributed to the plan as matching contributions for Fortune's executives are shown in the Summary Compensation Table set forth above.

DIRECTOR COMPENSATION

      Outside directors earn fees of $2,500 per quarter. Audit committee members receive an additional $500 per quarter. Inside directors do not receive any director compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table contains information at February 28, 2001, as to all persons who, to our knowledge, were the beneficial owners of five percent or more of Fortune's outstanding common stock, and of all officers and directors.

                                                      Position                      Amount and Nature        Percent
        Name and Address                            with Fortune                 of Beneficial Ownership    of Class
----------------------------------    ---------------------------------------    ------------------------   ---------
Barry Blank
  1661 E. Camelback, Suite 201
  Phoenix, AZ  85016                                   -                                 2,670,088            14.1%

Renaissance Capital Growth & Income
Fund III, Inc.
  8080 N. Central Expressway, #210
  Dallas, TX  75206                                    -                                 1,522,394             9.1%

Renaissance US Growth and Income
Trust PLC
  8080 N. Central Expressway, #210
  Dallas, TX  75206                                    -                                 1,522,394             9.1%

John E. McConnaughy, Jr.
  515 W. Greens Road, #720
  Houston, TX  77067                  Director                                             687,141             4.0%

Tyrone J. Fairbanks
  515 W. Greens Road, #720
  Houston, TX  77067                  Director, President and CEO                          627,861             3.7%

J. Michael Urban
  515 W. Greens Road, #720
  Houston, TX  77067                  Vice President and CFO                               622,467             3.7%

Dean W. Drulias
  515 W. Greens Road, #720            Director, Executive Vice President,
  Houston, TX  77067                  General Counsel and Corporate Secretary              611,583             3.6%

Barry Feiner
  515 W. Greens Road, #720
  Houston, TX  77067                  Director                                             366,266             2.2%

Martin Lacoff
  515 W. Greens Road, #720
  Houston, TX  77067                  Director                                             220,475             1.3%

All Officers and Directors
  as a group of six persons                                                              3,135,793            16.3%


ADDITIONAL INFORMATION REGARDING THESE HOLDINGS FOLLOWS:

     o     MR. BLANK'S HOLDINGS

     In addition to the 666,667 shares into which Mr. Blank's notes are convertible, his holdings include 204,300 shares of common stock and the following warrants:

             Number of            Warrant       Common Stock
             Warrants         Exercise Price     Equivalent
            ----------        --------------     ------------
              666,667              $1.00           666,667
               25,875              $1.50            25,875
              200,000              $1.58           200,000
               25,875              $2.25            25,875
               17,917              $3.60            17,917
              600,200              $3.75           862,787

     See Item 13, Certain Relationships and Related Transactions, regarding Mr. Blank's acquisition of certain of the warrants.

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

     o     MR. MCCONNAUGHY'S HOLDINGS

     In addition to the 333,333 shares into which Mr. McConnaughy's notes are convertible, his holdings include warrants to purchase 333,333 shares of common stock exercisable at $1.00 each.

     o     MR. FEINER'S HOLDINGS

     The holdings attributed to Mr. Feiner also include 5,000 shares of common stock, 66,667 shares issuable upon exercise of a like number of stock purchase warrants exercisable at $1.00 per warrant, and 66,667 shares into which the notes are convertible. These shares, warrants, and notes are owned by Mr. Feiner's wife, Janet Portelly. Mr. Feiner disclaims beneficial ownership of all such securities owned by Ms. Portelly.

     o     MR. LACOFF'S HOLDINGS

     Mr. Lacoff's holdings include warrants to purchase 100,000 shares of common stock, one-half exercisable at $1.50 per share and one-half exercisable at $2.25 per share.

     o    OTHER OFFICER AND DIRECTOR HOLDINGS

     The table includes the following shares of common stock issuable upon the exercise of stock options granted under Fortune's various stock option plans and shares of common stock issuable upon the exercise of stock purchase warrants issued to employees in lieu of stock options:

                                Common Stock    Average Weighted
                                  Issuable       Exercise Price
                                ------------    ---------------
     J. Michael Urban             575,000            $1.82
     Tyrone J. Fairbanks          570,000             1.98
     Dean W. Drulias              549,800             1.79
     Barry Feiner                 185,250             2.08
     Martin Lacoff                 10,000             0.53
     John E. McConnaughy, Jr.      10,000             0.53


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      During 2000 and 1998, Fortune incurred $5,000 and $421,000, respectively, for consulting services provided by Interpretation3, of which Daniel R. Shaughnessy is the owner and president. Mr. Shaughnessy was a member of Fortune's board of directors from January 1997 to November 2000. No such fees were incurred in 1999.

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

      In addition to the shares acquired in these offerings, all participants received one three-year stock-purchase warrant for each share acquired. The exercise price of one-half of these warrants is $1.50 per share; the exercise price for the remainder is $2.25. Accordingly, Fortune has issued 1,048,331 such new warrants in connection with these transactions.

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

      Fortune incurred $23,000 of out-of-pocket costs in these transactions. The proceeds from these offerings are being used for anticipated exploration expenditures and general corporate purposes.

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

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Documents filed as part of the report:

        (1) Financial Statements

                                                                                            Page
                                                                                            ----
            Report of Independent Certified Public Accountants - Grant Thornton LLP ......   42
            Independent Auditors' Report--KPMG LLP........................................   43
            Balance Sheets--December 31, 2000 and 1999....................................   44
            Statements of Operations for the years ended
               December 31, 2000, 1999 and 1998...........................................   45
            Statements of Stockholders' Equity for the years ended
               December 31, 2000, 1999 and 1998...........................................   46
            Statements  of Cash Flows for the years ended
               December 31, 2000, 1999 and 1998...........................................   47
            Notes to Financial Statements.................................................   48


        (2) Financial Statement Schedules

            None

        (3) Exhibits

            Number   Description
            ------   -----------------------------------------------------------
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

            10.6 1998 Stock Option Plan (filed as Exhibit 10.8 to Registrant's Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

            10.7 Lease Agreement for 515 W. Greens Road, Houston, Texas 77067 (filed as Exhibit 10.3 to Registrant's Form 10-KSB for the year ended December 31, 1995 and incorporated herein by reference)

            10.8 Form of Option Exercise Grant and Extension Agreement between all executives and directors and Registrant (filed as Exhibit 10.15 to the Registrant's Registration Statement on Form S-2 (333-65847) and incorporated herein by reference)

           10.10 Amendment dated March 13, 2000 to Credit Agreement between Registrant and Credit Lyonnais New York Branch and
                     Certain Lenders

            23.1*    Consent of Grant Thornton LLP

            23.2*    Consent of KPMG LLP

            23.3*    Consent of Huddleston & Co., Inc.

----------------
* Filed herewith

    (b) Reports on Form 8-K

        Form 8-K filed November 21, 2000 announcing a change in auditors.

        Form 8-K filed December 13, 2000 to report Fortune's press release announcing acquired additional interests in its Espiritu Santo Bay project in two separate acquisitions.

        Form 8-K filed March 5, 2001 to report Fortune's increase in reserves from December 31, 1999 to December 31, 2000.

        Form 8-K filed March 7, 2001 to report Fortune's press release announcing its year end 2000 financial results.

                     INDEX TO FINANCIAL STATEMENTS

                                                                            Page

Report of Independent Certified Public Accountants - Grant Thornton LLP..    42

Independent Auditors' Report - KPMG LLP..................................    43

Balance Sheets - December 31, 2000 and 1999..............................    44

Statements of Operations for the years ended
   December 31, 2000, 1999 and 1998......................................    45

Statements of Stockholders' Equity for the years ended
  December 31, 2000, 1999 and 1998.......................................    46

Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998.......................................    47

Notes to Financial Statements............................................    48

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Stockholders and Board of Directors of Fortune Natural Resources Corporation


      We have audited the accompanying balance sheet of Fortune Natural Resources Corporation (a Delaware corporation) as of December 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fortune Natural Resources Corporation as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ Grant Thornton LLP
----------------------

Houston, Texas
February 27, 2001

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Fortune Natural Resources Corporation:

      We have audited the accompanying balance sheets of Fortune Natural Resources Corporation as of December 31, 1999, and the related statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fortune Natural Resources Corporation as of December 31, 1999, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.




/s/ KPMG LLP
---------------


Houston, Texas
March 28, 2000

                      FORTUNE NATURAL RESOURCES CORPORATION
                                 BALANCE SHEETS

                                     ASSETS

                                                             December 31,
                                                     -------------------------
                                                         2000         1999
                                                     ------------  ------------
CURRENT ASSETS:
    Cash and cash equivalents....................... $  1,028,000  $    294,000
    Accounts receivable.............................      647,000       314,000
    Prepaid expenses................................       25,000        22,000
                                                     ------------  ------------
       Total current assets.........................    1,700,000       630,000
                                                     ------------  ------------
PROPERTY AND EQUIPMENT:
    Oil and gas properties, accounted for
      using the full cost method....................   27,848,000    27,302,000
    Office equipment and other......................      392,000       384,000
                                                     ------------  ------------
                                                       28,240,000    27,686,000
    Less--accumulated depletion, depreciation
      and amortization..............................  (22,511,000)  (21,562,000)
                                                     ------------  ------------
                                                        5,729,000     6,124,000
OTHER ASSETS:
    Deposits and other..............................            -        51,000
                                                     ------------  ------------

TOTAL ASSETS........................................ $  7,429,000  $  6,805,000
                                                     ============  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt............... $    10,000   $         -
    Accounts payable................................      64,000        33,000
    Accrued expenses................................      73,000       193,000
    Royalties payable...............................      60,000         5,000
    Accrued interest ...............................      69,000        97,000
                                                     ------------  ------------
       Total current liabilities....................     276,000       328,000
                                                     ------------  ------------

LONG-TERM DEBT, net of current portion .............    2,295,000    3,235,000
                                                     ------------  ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, $1.00 par value:
      Authorized--2,000,000 shares
      Issued and outstanding--None..................            -             -
    Common stock, $.01 par value
      Authorized--40,000,000 shares
      Issued and outstanding--16,413,806 and
        12,259,846 shares at December 31, 2000
        and 1999, respectively......................      164,000       123,000
    Capital in excess of par value..................   32,117,000    30,295,000
    Accumulated deficit.............................  (27,423,000)  (27,176,000)
                                                     ------------  ------------

NET STOCKHOLDERS' EQUITY............................    4,858,000     3,242,000
                                                     ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.......... $  7,429,000  $  6,805,000
                                                     ============  ============


          See accompanying notes to financial statements.

                      FORTUNE NATURAL RESOURCES CORPORATION

                            STATEMENTS OF OPERATIONS


                                                     For the Years Ended December 31,
                                                  ----------------------------------------
                                                       2000         1999          1998
                                                  ------------  ------------  ------------
REVENUES
    Sales of oil and gas, net of royalties......  $  2,794,000  $  1,492,000  $  1,881,000
    Other income................................        36,000        38,000       142,000
                                                  ------------  ------------  ------------
                                                     2,830,000     1,530,000     2,023,000
                                                  ------------  ------------  ------------
EXPENSES
    Production and operating....................       634,000       532,000       595,000
    Provision for depletion, depreciation
      and amortization..........................       949,000       834,000     1,365,000
    General and administrative..................     1,099,000     1,204,000     1,547,000
    Debt restructuring expense..................             -        61,000             -
    Interest....................................       276,000       487,000       831,000
    Impairments to oil and gas properties.......             -             -       960,000
                                                  ------------  ------------  ------------
                                                     2,958,000     3,118,000     5,298,000
                                                  ------------  ------------  ------------
LOSS BEFORE EXTRAORDINARY ITEM..................      (128,000)   (1,588,000)   (3,275,000)
    Extraordinary loss on early
      extinguishments of debt...................      (119,000)            -             -
                                                  ------------  ------------  ------------

NET LOSS........................................  $   (247,000) $ (1,588,000) $ (3,275,000)
                                                  ============  ============  ============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING.....................    15,865,000    12,207,000    12,132,000
                                                  ============  ============  ============
NET LOSS PER COMMON SHARE
  (BASIC AND DILUTED)
    Net loss before extraordinary item..........  $      (0.01) $      (0.13) $      (0.27)
    Extraordinary item..........................         (0.01)            -             -
                                                  ------------  ------------  ------------
         Net loss per common share..............  $      (0.02) $      (0.13) $      (0.27)
                                                  ============  ============  ============






          See accompanying notes to financial statements.

               FORTUNE NATURAL RESOURCES CORPORATION

                STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                Capital in                                Stock-
                                                  Common Stock  Excess of    Treasury    Accumulated      holders'
                                         Shares      Amount     Par Value      Stock       Deficit        Equity
                                       ----------   --------   -----------   ---------   ------------   -----------
BALANCE, December 31, 1997..........   12,118,982   $121,000   $30,283,000   $ (38,000)  $(22,313,000)  $ 8,053,000
                                       ==========   ========   ===========   =========   ============   ===========
Common stock issued for
  exercise of stock options.........        5,512          -        13,000           -              -        13,000
Common stock contributed to
  401(k) Plan.......................       10,185          -        24,000           -              -        24,000
Cancellation of treasury stock......            -          -       (38,000)     38,000              -             -
Voluntary  exchange of public
  warrants for private warrants.....            -          -       (59,000)          -              -       (59,000)
Repurchase of outstanding
  private warrants..................            -          -       (52,000)          -              -       (52,000)
Common stock returned to treasury...           (4)         -             -           -              -             -
Net loss............................            -          -             -           -     (3,275,000)   (3,275,000)
                                       ----------   --------   -----------   ---------   ------------   -----------

BALANCE, December 31, 1998..........   12,134,675   $121,000   $30,171,000   $       -   $(25,588,000)  $ 4,704,000
                                       ==========   ========   ===========   =========   ============   ===========

Common stock contributed to
  401(k) Plan.......................       22,137          -        29,000           -              -        29,000
Warrants issued for
  note restructuring................            -          -        61,000           -              -        61,000
Common stock issued for
  directors' fees...................      103,035      2,000        34,000           -              -        36,000
Common stock returned to treasury...           (1)         -             -           -              -             -
Net loss............................            -          -             -           -     (1,588,000)   (1,588,000)
                                       ----------   --------   -----------   ---------   ------------   -----------

BALANCE, December 31, 1999..........   12,259,846   $123,000   $30,295,000   $       -   $(27,176,000)  $ 3,242,000
                                       ==========   ========   ===========   =========   ============   ===========

Common stock contributed to
  401(k) Plan.......................       55,405          -        19,000           -              -        19,000
Common stock issued for
   directors' fees..................       70,932      1,000        31,000           -              -        32,000
Common stock issued for
   conversion of notes...............   2,821,162     28,000       902,000           -              -       930,000
Common stock issued for premium on
   early extinguishments of debt....      158,132      2,000       117,000           -              -       119,000
Common stock issued for
   exercise of warrants.............      224,331      2,000       166,000           -              -       168,000
Common stock issued for
   stock offering...................      824,000      8,000       610,000           -              -       618,000
Common stock offering expenses......            -          -       (23,000)          -              -       (23,000)
Common stock returned to treasury...           (2)         -             -           -              -             -
Net loss............................            -          -             -           -       (247,000)     (247,000)
                                       ----------   --------   -----------   ---------   ------------   -----------
BALANCE, December 31, 2000..........   16,413,806   $164,000   $32,117,000   $       -   $(27,423,000)  $ 4,858,000
                                       ==========   ========   ===========   =========   ============   ===========



          See accompanying notes to financial statements.

                      FORTUNE NATURAL RESOURCES CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                   For the Years Ended December 31,
                                                              ------------------------------------------
                                                                  2000           1999          1998
                                                              ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss................................................   $   (247,000)  $ (1,588,000)  $ (3,275,000)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
    Common stock issued for directors' fees................         32,000         36,000              -
    Depletion, depreciation and amortization...............        949,000        834,000      1,365,000
    Amortization of deferred financing cost................              -         98,000        428,000
    Common stock issued in connection with
      extraordinary loss on early extinguishments of debt..        119,000              -              -
    Debt conversion and restructuring expense..............              -         61,000              -
    Impairments to oil and gas properties..................              -              -        960,000
    Non-cash compensation expense..........................              -         20,000         44,000
                                                              ------------   ------------   ------------
   Cash flow before changes in operating
     assets and liabilities................................        853,000       (539,000)      (478,000)

   Changes in operating assets and liabilities:
    Accounts receivable....................................       (333,000)        47,000        146,000
    Prepaids...............................................         (3,000)        52,000        (74,000)
    Accounts payable and accrued expenses..................        (89,000)      (218,000)      (145,000)
    Royalties and working interest payable.................         55,000         (7,000)       (24,000)
    Accrued interest.......................................        (28,000)             -        (76,000)
    Deposits and other.....................................         70,000          9,000         35,000
                                                              ------------   ------------   ------------
   Net cash provided by (used in) operating activities             525,000       (656,000)      (616,000)
                                                              ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for oil and gas properties.................       (546,000)      (502,000)    (3,673,000)
   Proceeds from sale of properties and equipment..........              -              -      4,695,000
   Net change in other property and equipment..............         (8,000)             -         17,000
                                                              ------------   ------------   ------------
   Net cash provided by (used in) investing activities.....       (554,000)      (502,000)     1,039,000
                                                              ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of long term debt.............................              -              -       (540,000)
   Gross proceeds from issuance of common stock............        786,000              -         13,000
   Debt and equity offering costs..........................        (23,000)             -        (59,000)
   Common stock and warrant repurchase.....................              -              -        (52,000)
                                                              ------------   ------------   ------------
   Net cash provided by (used in) financing activities.....        763,000              -       (638,000)
                                                              ------------   ------------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......        734,000     (1,158,000)      (215,000)
                                                              ------------   ------------   ------------

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR...............        294,000      1,452,000      1,667,000
                                                              ------------   ------------   ------------

CASH AND CASH EQUIVALENTS, END OF YEAR.....................   $  1,028,000   $    294,000   $  1,452,000
                                                              ============   ============   ============
Supplemental information:
  Interest paid in cash....................................   $    304,000   $    388,000   $    403,000
  Common stock issued for conversion of notes..............        930,000              -              -
  Common stock issued for 401(k) Plan contribution.........         19,000         29,000         24,000



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

PROPERTY AND EQUIPMENT

      Fortune accounts for its oil and gas operations using the full cost method. Under the full cost method, all costs associated with the acquisition, exploration and development of oil and gas reserves, including non-productive costs, are capitalized as incurred. Internal overhead, which is directly identified with acquisition, exploration and development is capitalized. Such overhead has not been material through December 31, 2000.

      The capitalized costs of oil and gas properties are accumulated in a single cost center and are amortized using the unit-of-production method based on proved reserves. Estimated future development and abandonment costs are included in the amortization base. Capitalized costs and estimated future development costs associated with unevaluated properties are excluded from amortization until the quantity of proved reserves attributable to the property has been determined or impairment has occurred. Oil and gas property depreciation, depletion and amortization expense per equivalent Mcf was $1.37, $1.30 and $1.54 for the years ended December 31, 2000, 1999, and 1998, respectively.

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

STOCK OPTION PLANS

      Fortune follows the intrinsic value method of accounting for stock option grants. Furthermore, Fortune has not issued stock option grants at an exercise price less than the stock price on the date of grant. Accordingly, no compensation expense is recognized for our stock based compensation plans; however, we provide pro forma disclosure of the impact of these stock plans on operating results.

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

      The Schwing #1 and #2 wells began producing in January 1997 and June 1997, respectively. Although both wells were shut-in from March 13, 1998 through the date of the sale to repair production facilities, they accounted for a significant portion of Fortune's oil and gas revenues during 1998. Selected unaudited financial information attributable to Fortune's interest in the East Bayou Sorrel field as reported in its 1998 financial results is as follows:

                                                1998
                                              --------
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

(3)   OIL AND GAS PROPERTIES AND OPERATIONS

      Capitalized costs relating to oil and gas producing activities and related accumulated depletion, depreciation and amortization at December 31, 2000, 1999 and 1998 were as follows:


                                                             2000          1999         1998
                                                         ------------  ------------  ------------
      Capitalized costs of oil and gas properties.....   $ 27,848,000  $ 27,302,000  $ 26,800,000
      Less accumulated depletion, depreciation
        and amortization..............................    (22,125,000)  (21,216,000)  (20,422,000)
                                                         ------------  ------------  ------------
                                                         $  5,723,000  $  6,086,000  $  6,378,000
                                                         ============  ============  ============

     The unproved properties portion of capitalized costs was $1.8 million, $2.7 million and $2.6 million in 2000, 1999 and 1998, respectively. Costs incurred in oil and gas producing activities were as follows:


                                                             2000          1999         1998
                                                         ------------  ------------  ------------
      Property acquisition
        Unproved......................................   $    141,000  $     48,000  $    437,000
        Proved........................................              -             -             -
      Exploration.....................................        348,000       348,000     2,558,000
      Development.....................................         57,000       106,000       678,000
                                                         ------------  ------------  ------------
                                                         $    546,000  $    502,000  $  3,673,000
                                                         ============  ============  ============


      The results of operations from oil and gas producing activities for the years ended December 31, 2000, 1999 and 1998, are as follows:


                                                             2000          1999         1998
                                                         ------------  ------------  ------------
      Revenues from oil and gas producing activities:
         Sales to unaffiliated parties................   $  2,794,000  $  1,492,000  $  1,881,000
                                                         ------------  ------------  ------------
      Expenses -
      Production and operating........................        634,000       532,000       595,000
      Depreciation, depletion and amortization........        909,000       794,000     1,325,000
      Impairments to oil and gas properties...........              -             -       960,000
                                                         ------------  ------------  ------------
      Total expenses..................................      1,543,000     1,326,000     2,880,000
                                                         ------------  ------------  ------------
      Pretax income (loss) from producing activities..      1,251,000       166,000      (999,000)
      Income tax expense..............................              -             -             -
                                                         ------------  ------------  ------------
      Results of oil and gas producing activities
        (excluding corporate overhead and
         interest costs)..............................   $  1,251,000  $    166,000  $   (999,000)
                                                         ============  ============  ============


(4)   LONG-TERM DEBT

      At December 31, 2000, a summary of long-term debt is as follows:

                                                               December 31,  December 31,
                                                                  2000          1999
                                                               ------------  ------------
      Convertible Subordinated Notes due December 31, 2007...  $  2,295,000  $  3,225,000

      Credit Lyonnais credit facility due January 11, 2001...        10,000        10,000
                                                               ------------  ------------

      Total long-term debt...................................     2,305,000     3,235,000
      Less current installments..............................        10,000             -
                                                               ------------  ------------

      Long-term debt, excluding current installments.........  $  2,295,000  $  3,235,000
                                                               ============  ============


      At December 31, 2000, Fortune had $2,295,000 of 12% subordinated convertible notes outstanding. Such convertible subordinated notes are unsecured and are due December 31, 2007. All of the 12% notes are convertible by the holders into common stock at $0.75 per share and/or redeemable by Fortune at par. The notes are subordinate to all of Fortune's secured debt. The notes bear interest at a rate of 12% per year, payable quarterly. The cost incurred to issue the original notes has been amortized as additional interest expense over the 18-month period ended May 1, 1999, the first date that the notes were convertible. As a result of this amortization of issuance costs, the effective interest rate of the notes over this 18-month period was 21.2%. If any notes are held to maturity, the effective interest rate to maturity on those notes will be 13.4%.

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

      In March 1999, the holders of the $2,295,000 principal amount of notes agreed to amend their conversion price to the $0.75 per share price. For agreeing to this amendment, the noteholders received, for each share into which each of their notes is now convertible, one three-year warrant, exercisable at $1 per warrant. Fortune valued this warrant at $0.02 per warrant and expensed the value of all such warrants during the first quarter of 1999 as note restructuring cost.

      Fortune's $20 million credit facility with Credit Lyonnais New York Branch expired January 11, 2001. On March 31, 1998, Fortune repaid all but $10,000 of the outstanding balance of the credit facility with a portion of the proceeds from the sale of East Bayou Sorrel. (See note 2). The interest rate on the facility was 1.25% above Credit Lyonnais' base rate.

 (5)  INCOME TAXES

      No provision for income taxes was required for the years ended December 31, 2000, 1999 and 1998. Deferred taxes consist of the following:



                                                              2000          1999
                                                          ------------  ------------
      Deferred tax assets:
        Net operating loss carryforwards................  $  7,967,000  $  7,276,000
        Difference in basis of oil and gas properties...     1,032,000     1,227,000
                                                          ------------  ------------
                                                             8,999,000     8,503,000
        Less valuation allowance (100%).................    (8,999,000)   (8,503,000)
                                                          ------------  ------------
        Net deferred taxes..............................  $          -  $          -
                                                          ============  ============


      At December 31, 2000, Fortune estimates it had cumulative net operating loss carryforwards for federal income tax purposes of approximately $23 million, of which approximately $7 million is subject to restrictions under I.R.C. 382. These loss carryforwards are available to offset future federal taxable income, if any. The net operating losses expire from 2002 through 2020. Fortune is uncertain as to the recoverability of the above deferred tax assets and has therefore applied a 100% valuation allowance.

(6)   COMMITMENTS AND CONTINGENCIES

      Fortune has an employment agreement with its President and Chief Executive Officer that currently provides for an annual salary of $184,000, increasing $8,000 on each anniversary date. The agreement expires six months following notice of non-renewal. The agreement provides that if employment is terminated for any reason other than cause, death or disability within two years following a change in control, the CEO is entitled to a lump-sum payment of two year's compensation and all shares of common stock underlying his stock options without payment of the exercise price. The agreement also provides for two years of consulting services upon the completion of the primary term of his contract at 40% of the last compensation thereunder. The agreement further provides for additional compensation, in an amount not to exceed his annual salary, based upon certain increases in the value of Fortune's common stock.

      Fortune leases office space under a non-cancelable operating lease. Rental expense under the office lease for the years ended December 31, 2000, 1999 and 1998 was $93,000, $94,000 and $89,000, respectively.

      Minimum future lease payments under the non-cancelable operating leases are as follows:

            Year ending December 31,

                  2001...................... $40,000


(7)   RELATED PARTY TRANSACTIONS

      In January 2000, Fortune commenced both a private placement offering of common stock and an incentive warrant exercise program. The private placement closed March 10, 2000. The incentive warrant exercise program closed on June 1, 2000. Fortune raised $618,000 in the private placement (824,000 shares sold at $0.75 per share) and $168,000 in the incentive warrant exercise (224,331 shares issued at $0.75 per share). The warrants subject to this program would have been exercisable otherwise at prices from $2.61 to $3.625 per share.

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

      In addition to the shares acquired in these offerings, all participants received one three-year stock-purchase warrant for each share acquired. The exercise price of one-half of these warrants is $1.50 per share; the exercise price for the remainder is $2.25. Accordingly, Fortune has issued 1,048,331 such new warrants in connection with these transactions. Fortune incurred $23,000 of out-of-pocket costs in these transactions.

      From January 1997 to November 2000, Daniel R. Shaughnessy served as a director of Fortune. Mr. Shaughnessy is a petroleum geophysicist and geologist and is president and owner of Interpretation3, an integrated 3D geophysical interpretation company which does geological and geophysical consulting work for Fortune. During 2000 and 1998, Mr. Shaughnessy's firm billed Fortune a total of $5,000 and $421,000, respectively, for geological and geophysical consulting. No such fees were incurred in 1999.

      Petro-Guard Company, Inc., the operator at one of Fortune's major projects, Espiritu Santo Bay, is owned by Dewey A. Stringer III. Mr. Stringer was a director of Fortune from April 1998 to June 1999. As the operator of Espiritu Santo Bay, Petro-Guard bills Fortune and the other Espiritu Santo Bay partners their share of the monthly expenditures on the project. As such, Petro-Guard billed Fortune $1,042,000 of Espiritu Santo Bay exploration expenditures in 1998 and $107,000 from January 1, 1999 through June 30, 1999.

      Fortune pays each outside director compensation of $2,500 per quarter. Audit Committee members receive an additional $500 per quarter.

(8)   STOCKHOLDERS' EQUITY

      Fortune has two stock option plans, only one of which, the 1998 plan, has options available for grant. The plans cover all officers, directors and employees of Fortune. The board of directors grants awards upon recommendations of its compensation committee. There is no performance formula or measure. Options granted under the plans must be exercised within five years of the date of grant or they are forfeited.

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

                                                Year ended December 31,
                                             ----------------------------
                                               2000      1999     1998
                                             --------  --------  --------
      Impact on net loss:
        Increase in net loss (millions)      $    0.4  $    0.1  $    0.5
        Increase in net loss per share       $   0.02  $   0.01  $   0.04

      The fair value on the date of grant of options granted during January 2000 and July 2000 is estimated as $0.56 and $0.17, respectively, per common stock option using the Black-Scholes option-pricing model. Fortune used the following assumptions to calculate the fair value of options granted and the impact on its net loss and net loss per share based upon the methodology prescribed under FAS 123:


                                          Year ended December 31,
                                       ----------------------------
                                         2000      1999       1998
                                       --------  --------   -------

      Assumptions:
        Dividend yield                       0%        0%         0%
        Volatility                          65%       65%        65%
        Risk-free interest rate       6.2%-6.7%      5.1%       5.7%
        Forfeiture rate                     15%        5%         5%
        Expected life (years)                4         5        2.5



      Common stock option transactions were:
                                                                Weighted Average
                                                                 Exercise Price
                                             Number of              of Options
                                         Options Exercisable       (per share)
                                         -------------------     ---------------

      Balance, December 31, 1997.........       1,502,898             $2.96
      Granted............................         757,500              1.57
      Exercised..........................          (1,200)             1.56
      Forfeited..........................        (115,975)             2.96
                                               ----------             -----
      Balance, December 31, 1998.........       2,143,223              2.47
      Granted............................         600,000              1.56
      Exercised..........................               -                 -
      Forfeited..........................        (378,459)             2.74
                                               ----------             -----
      Balance, December 31, 1999.........       2,364,764              2.20
      Granted............................         770,000              1.14
      Exercised..........................         (25,000)             0.75
      Forfeited..........................        (557,714)             2.39
                                               ----------             -----
      Balance, December 31, 2000.........       2,552,050             $1.83
                                               ==========             =====

      The December 31, 2000 balance includes 55,000 common stock warrants which were issued to employees in 1996 in lieu of common stock options.

      The exercise price of the 757,500 options granted in 1998 equaled the stock price on the date of grant. All other options were granted at exercise prices in excess of the stock price on the date of grant. All options are immediately exercisable upon grant. At December 31, 2000, Fortune had 1,641,381 common stock options available for grant during 2001 under the 1998 Stock Option Plan.

      The following table summarizes information concerning currently outstanding and exercisable options and warrants issued in lieu of options:

                          Options Outstanding and Exercisable
                      ------------------------------------------
                                        Weighted
                                         Average       Weighted
       Range of                         Remaining       Average
       Exercise        Number          Contractual     Exercise
         Price       Outstanding      Life (Years)       Price
    ------------------------------------------------------------

        $0.53              20,000          4.4           $0.53
    $1.16 to $1.56      1,829,300          2.9           $1.40
    $1.88 to $2.75         85,000          1.0           $2.42
    $3.00 to $3.13        617,750          0.8           $3.05
                        ---------
                        2,552,050
                        =========


      At December 31, 2000 Fortune's outstanding common stock purchase warrants consisted of (a):

                                Exercise Price
         Number of Warrants       Per Warrant      Expiration Date
         ------------------     --------------     ---------------
              80,000               $    1.03           8/21/01
              14,000               $    2.44           8/29/01
              10,000               $    2.44           9/06/01
             200,000 (b)           $    1.58           3/01/02
             600,200 (c)           $    3.75           3/01/02
           3,060,004               $    1.00           3/18/02
              17,917               $    3.60          11/30/02
              10,000               $    1.06           1/26/03
             524,166               $    1.50            3/1/03
             524,165               $    2.25            3/1/03
           ---------
           5,040,452
           =========


(a) Table excludes warrants that have been issued to employees in lieu of stock options.

(b) These warrants contain a price protection provision which requires the conversion price to be adjusted downward, under certain circumstances, if Fortune issues stock or stock equivalents at a price less than the then warrant exercise price.

(c) These warrants permit the holders to purchase 1.4375 shares of common stock for each warrant held.

      On April 15, 1998, Fortune closed a voluntary offer to exchange its 1,917,000 publicly traded common stock warrants and 63,000 private warrants for new private warrants. These old warrants would have expired September 28, 1998. 1,779,713 old warrants were tendered and accepted by Fortune, representing 93% of the outstanding public warrants. An additional 3,000 public warrants were exercised by warrantholders during the exchange offer period. As a result of a subsequent extension granted in 1999, the new private warrants were to expire September 28, 2000. These new warrants were not listed for trading, were restricted from transfer and did not contain the same anti-dilution provisions as the public warrants. Otherwise, the new private warrants were similar to the old warrants. Fortune did not receive any proceeds as a result of this exchange offer, but incurred $59,000 of offering expense that was charged to stockholders' equity in 1998. The old warrants that were not exchanged expired on September 28, 1998. Of the new warrants that were exchanged in 1998, 105,932 were exercised in the incentive warrant exercise program discussed in note 7, and all other warrants expired in September 2000.

      In May 1998, Fortune repurchased 515,000 of its then outstanding private common stock warrants for $0.10 per warrant. The warrants were exercisable at $4.75 per share and would have expired April 2000. The purchase price was charged to stockholders' equity in 1998.

(9)   MAJOR CUSTOMERS AND PRODUCTION CONCENTRATION

      Fortune routinely sells over 10% of its oil and gas revenues to single customers. The following table shows the percentage of oil and gas revenues to each customer who exceeded 10% of total such revenues during 2000, 1999 and 1998:
                                                  2000     1999    1998
                                                 ------   ------  ------
      Largest customer                              27%      22%     29%
      Next largest customer                         20%      17%     14%
      Next largest customer                                  11%     11%
      Next largest customer                                          10%
                                                 ------   ------  ------
      Total sold to all customers who exceed 10%    47%      50%     64%
                                                 ======   ======  ======

      In recent years, Fortune's revenue has been dependent upon a limited number of producing wells. In 1999, Fortune's well at South Timbalier Block 76 was our most prolific producer accounting for over 30% of our oil and gas revenues. In early 2000, a recompletion of a well at South Timbalier Block 86 resulted in that well becoming our most prolific producer, accounting for approximately 28% of our oil and gas revenues in 2000. On September 28, 2000, the Cut Off field recompletion resulted in that well becoming our most prolific producer, accounting for approximately 25% of our fourth quarter 2000 oil and gas revenues. Because the South Timbalier Block 86 and the Cut Off field well have a limited production history, it is difficult to predict accurately their production decline rate or ultimate reserves. A significant curtailment or loss of production from an individually significant well for a prolonged period before we could replace that well could have a material adverse effect on our projected operating results and financial condition.


(10)  FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying value of cash and cash equivalents, accounts receivable, accounts payable, debt and other financial assets and liabilities approximate their fair value.

(11)  RETIREMENT PLAN

      During 1996, Fortune adopted the Fortune Natural Resources Corporation 401(k) Profit Sharing Plan for its eligible employees. Under the plan, eligible employees are permitted to make salary deferrals of up to 15% of their annual compensation, subject to Internal Revenue Service limitations. For 2000, salary deferrals were matched by Fortune 100% on the first 3% of employee salary deferral and 50% on the next 2% of employee salary deferral, subject to IRS limitations, and are immediately 100% vested. Salary deferrals are 100% vested at all times. Fortune makes its matching contribution in shares of Fortune common stock. Fortune does not make profit sharing contributions to the plan. For the 2000, 1999 and 1998 plan years, Fortune's matching contribution liability was $24,000, $19,000 and $24,000, respectively.

(12)  OIL AND GAS PRODUCING ACTIVITIES AND OIL AND GAS COST
      INFORMATION (UNAUDITED)

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


      For the years ended December 31, 2000, 1999 and 1998, the oil and gas reserve estimates were determined by Huddleston & Co., Inc., Houston, Texas independent petroleum engineers, in accordance with guidelines established by the Securities and Exchange Commission. Such estimates are subject to numerous uncertainties inherent in the estimation of proved reserves and in the projection of future production, prices and costs. The future cash inflow, as reflected in the "Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves", determined from such reserve data are estimates only. They should not be construed to be the current market values of Fortune's oil and gas reserves or the costs that would be incurred to obtain equivalent reserves.

CHANGES IN ESTIMATED RESERVE QUANTITIES

      Fortune's net interests in estimated quantities of proved developed and undeveloped reserves of oil and gas at December 31, 2000, 1999, and 1998, and changes in such quantities during the years then ended were as follows:

                                                     Oil (MBbls)
                                               -----------------------
                                                2000     1999     1998
                                               ------   ------   ------
      BEGINNING OF PERIOD...................       88      106      257

        Revisions of previous estimates.....       18       (6)      16
        Extensions and discoveries..........        4        5       15
        Production..........................      (12)     (17)     (42)
        Sales of minerals in place..........        -        -     (140)
                                               ------   ------   ------

      END OF PERIOD.........................       98       88      106
                                               ======   ======   ======
        Proved developed reserves
           Beginning of period..............       28       47      198
                                               ======   ======   ======

           End of period....................       38       28       47
                                               ======   ======   ======


                                                     Gas (Mmcf)
                                               -----------------------
                                                2000     1999     1998
                                               ------   ------   ------

      BEGINNING OF PERIOD..................     3,000    3,082    3,217
        Revisions of previous estimates....       412     (181)     306
        Extensions and discoveries..........      547      607      354
        Production..........................     (591)    (508)    (609)
        Sales of minerals in place..........        -        -     (186)
                                               ------   ------   ------

      END OF PERIOD.........................    3,368    3,000    3,082
                                               ======   ======   ======
        Proved developed reserves
           Beginning of period..............    1,371    1,413    1,548
                                               ======   ======   ======

           End of period ...................    1,687    1,371    1,413
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

      o due to future market conditions, uncertainties inherent in projecting reserves and production decline rates and governmental regulations, actual rates of production in future years may vary significantly from the rate of production assumed in the calculations;

      o selection of a 10% discount rate is arbitrary and may not be reasonable as a measure of the relative risk inherent in realizing future net oil and gas revenues; and

      o future net revenues may be subject to different rates of income taxation.

      Under the standardized measure, future cash inflows were estimated by applying year-end oil and gas prices adjusted for fixed and determinable escalations to the estimated future production of year-end proved reserves. Future cash inflows were reduced by estimated future development, abandonment and production costs based on year-end costs in order to arrive at net cash flow before tax. Future income tax expense has been computed by applying year-end statutory tax rates to aggregate future pre-tax net cash flows, reduced by the tax basis of the properties involved and tax carryforwards. SFAS No. 69 requires use of a 10% discount rate.

      Management does not rely solely upon the following information in making investment and operating decisions. Such decisions are based upon a wide range of factors, including estimates of probable as well as proved reserves and varying price and cost assumptions considered more representative of a range of possible economic conditions that may be anticipated.

       The standardized measure of discounted future net cash flows relating to proved oil and gas reserves is as follows:


                                                 2000      1999      1998
                                               --------  --------  --------
                                                       (in thousands)
      Future cash inflows...................   $ 37,185  $ 10,332  $  8,709
      Future costs:
        Production..........................     (5,959)   (3,210)   (2,807)
        Development.........................       (928)     (949)     (917)
                                               --------  --------  --------
      Future net inflows before income taxes     30,298     6,173     4,985
      Future income taxes...................          -         -         -
                                               --------  --------  --------
      Future net cash flows.................     30,298     6,173     4,985
      10% discount factor...................     (8,813)   (1,842)   (1,458)
                                               --------  --------  --------
      Standardized measure of
        discounted net cash flows...........   $ 21,485  $  4,331  $  3,527
                                               ========  ========  ========

      The average prices received by Fortune at year-end 2000, 1999 and 1998 and used in determining year-end proved reserves were as follows:

                                           2000     1999     1998
                                          ------   ------   ------
           Oil - $/Bbl................    $24.44   $23.28   $ 9.85
           Gas - $/Mcf................    $10.33   $ 2.50   $ 2.25

      As of March 7, 2001, Fortune was receiving an average of approximately $5.30 per Mcf for its gas production and $25.80 per Bbl for its oil production.



CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS FROM PROVEN RESERVE QUANTITIES

      A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil and gas reserves is as follows:

                                                          2000      1999      1998
                                                        --------  --------  --------
                                                               (in thousands)
      Standardized Measure:
      Beginning of year...............................  $  4,331  $  3,527  $  6,503
      Increases (decreases):
      Sales and transfers, net of production costs....    (2,160)     (960)   (1,286)
      Extensions and discoveries......................     3,434       960       541
      Net change in sales and transfer prices,
        net of production costs.......................    12,446       943      (964)
      Changes in estimated future development costs...        24        (2)        -
      Revisions of quantity estimates.................     2,864      (370)      418
      Accretion of discount...........................       433       353       650
      Sales of reserves in place......................         -         -    (1,870)
      Changes in timing of production and other.......       113      (120)     (465)
                                                        --------  --------  --------
      Standardized Measure:
      End of year.....................................  $ 21,485  $  4,331  $  3,527
                                                        ========  ========  ========


                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Houston, State of Texas, on March 9, 2001.

                              FORTUNE NATURAL RESOURCES CORPORATION


                              By: /s/ Tyrone J. Fairbanks
                                 -----------------------------------------------
                                 Tyrone J. Fairbanks
                                 President, Chief Executive Officer and Director


                              By: /s/ J. Michael Urban
                                  ----------------------------------------------
                                  J. Michael Urban
                                  Vice President, Chief Financial Officer and
                                  Chief Accounting Officer


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates stated.



        Signature                                Title                           Date
-----------------------------      -----------------------------------       -------------

/s/ Tyrone J. Fairbanks            President, Chief Executive Officer        March 9, 2001
-----------------------------      and Director
Tyrone J. Fairbanks



/s/ Dean W. Drulias                Executive Vice President, General         March 9, 2001
-----------------------------      Counsel, Corporate Secretary and
Dean W. Drulias                    Director



/s/ Barry Feiner                   Director                                  March 9, 2001
-----------------------------
Barry Feiner



/s/ Martin Lacoff                  Director                                  March 9, 2001
-----------------------------
Martin Lacoff



/s/ John E. McConnaughy, Jr.       Director                                  March 9, 2001
-----------------------------
John E. McConnaughy, Jr.
