Form 10QSB
period 2001-03-31
FORTUNE NATURAL RESOURCES CORP
filed 2001-05-09
CIK 38242

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission File No. 1-12334

FORTUNE NATURAL RESOURCES CORPORATION
(Exact Name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4114732 (I.R.S. Employer Identification No.)

One Commerce Green, 515 W. Greens Rd., Suite 720, Houston, Texas (Address of principal Executive Offices)	77067 (Zip Code)

281-872-1170
Issuer's telephone number

                                     N/A
(Former name or former address, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X    No

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

16,462,579 as of April 30, 2001

Transition small business disclosure format (check one)  Yes         No     X

PART I– FINANCIAL INFORMATION

ITEM 1. Financial Statements

FORTUNE NATURAL RESOURCES CORPORATION
BALANCE SHEETS

                                     ASSETS
                                                        March 31,   December 31,
                                                          2001         2000
                                                      ------------  ------------
                                                       (Unaudited)    (Audited)
CURRENT ASSETS:
   Cash and cash equivalents.......................   $  1,286,000  $ 1,028,000
   Accounts receivable.............................        514,000      647,000
   Prepaid expenses................................         25,000       25,000
                                                      ------------  -----------
      Total Current Assets.........................      1,825,000    1,700,000
                                                      ------------  -----------
PROPERTY AND EQUIPMENT:
   Oil and gas properties, accounted for
     using the full cost method....................     28,098,000   27,848,000
   Office and other................................        394,000      392,000
                                                      ------------  -----------
                                                        28,492,000   28,240,000
   Less--accumulated depletion, depreciation
    and amortization...............................    (22,678,000) (22,511,000)
                                                      ------------  -----------
                                                         5,814,000    5,729,000
                                                      ------------  -----------

TOTAL ASSETS.......................................   $  7,639,000  $ 7,429,000
                                                      ============  ==-========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        March 31,   December 31,
                                                          2001         2000
                                                      ------------  ------------
                                                       (Unaudited)   (Audited)
CURRENT LIABILITIES:
   Current portion of long-term debt...............   $          -  $    10,000
   Accounts payable................................         78,000       64,000
   Accrued expenses................................        162,000       73,000
   Royalties and working interests payable.........         58,000       60,000
   Accrued interest................................         69,000       69,000
                                                      ------------  -----------
      Total Current Liabilities....................        367,000      276,000
                                                      ------------  -----------

LONG-TERM DEBT.....................................      2,295,000    2,295,000
                                                      ------------  -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value:
      Authorized--2,000,000 shares
      Issued and outstanding--None.................              -            -
   Common stock, $.01 par value:
      Authorized--40,000,000 shares
      Issued and outstanding 16,462,579 and
        16,413,806 at March 31, 2001 and
        December 31, 2000, respectively............        164,000      164,000
   Capital in excess of par value..................     32,141,000   32,117,000
   Accumulated deficit.............................    (27,328,000) (27,423,000)
                                                      ------------  -----------
NET STOCKHOLDERS' EQUITY...........................      4,977,000    4,858,000                                                 ------------  -----------
                                                      ------------  -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........   $  7,639,000  $ 7,429,000
                                                      ============  ===========

See accompanying notes to financial statements.

FORTUNE NATURAL RESOURCES CORPORATION
STATEMENTS OF OPERATIONS

                                                                For the
                                                          Three Months Ended
                                                         ----------------------
                                                          March 31,   March 31,
                                                            2001        2000
                                                         ----------  ----------
                                                              (Unaudited)
REVENUES
   Sales of oil and gas, net of royalties..............  $  844,000   $ 359,000
   Other income........................................      14,000       6,000
                                                         ----------  ----------
                                                            858,000     365,000
                                                         ----------  ----------

COSTS AND EXPENSES
   Production and operating............................     168,000     123,000
   Provision for depletion, depreciation
     and amortization..................................     167,000     150,000
   General and administrative..........................     358,000     267,000
   Interest............................................      70,000      69,000
                                                         ----------  ----------
                                                            763,000     609,000
                                                         ----------  ----------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM................      95,000    (244,000)
   Extraordinary loss on early extinguishments
     of debt...........................................           -    (118,000)
                                                         ----------  ----------

NET INCOME (LOSS)......................................  $   95,000  $ (362,000)
                                                         ==========  ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.............  16,446,000  14,299,000
                                                         ==========  ==========

NET INCOME (LOSS) PER COMMON SHARE (BASIC AND DILUTED)
   Net income (loss) before extraordinary item.........  $     0.01  $    (0.02)
   Extraordinary item..................................          -        (0.01)
                                                         ----------  ----------
      Net income (loss) per common share...............  $     0.01  $    (0.03)
                                                         ==========  ==========

See accompanying notes to financial statements.

FORTUNE NATURAL RESOURCES CORPORATION
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                       Common Stock       Capital in                  Stock
                                  ---------------------   Excess of    Accumulated    holders'
                                     Shares     Amount    Par Value     Deficit       Equity
                                  ----------  ---------  -----------  ------------   ----------
BALANCE, December 31, 2000.....   16,413,806  $ 164,000  $32,117,000  $(27,423,000)  $4,858,000

Common stock contributed to
   401(k) Plan.................       48,773          -       24,000             -       24,000
Net income.....................            -          -            -        95,000       95,000
                                  ----------  ---------  -----------  ------------   ----------
BALANCE, March 31, 2001
   (unaudited).................   16,462,579  $ 164,000  $32,141,000  $(27,328,000)  $4,977,000
                                  ==========  =========  ===========  ============   ==========

See accompanying notes to financial statements.

FORTUNE NATURAL RESOURCES CORPORATION
STATEMENTS OF CASH FLOWS

                                                                 For the
                                                           Three Months Ended
                                                         ----------------------
                                                          March 31,   March 31,
                                                            2001         2000
                                                         ----------  ----------
                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss).................................... $   95,000  $ (362,000)
   Adjustments to reconcile net income (loss) to net
     cash provided by (used) in operating activities:
      Depletion, depreciation and amortization..........    167,000     150,000
      Common stock issued for directors' fees...........          -       8,000
      Common stock issued for 401(k) Plan contribution..     24,000           -
      Common stock issued in connection with
        extraordinary loss on early
        extinguishment of debt..........................          -     118,000
                                                         ----------  ----------
        Cash flow before changes in operating
        assets and liabilities..........................    286,000     (86,000)
   Changes in operating assets and liabilities:
      Accounts receivable...............................    133,000     (27,000)
      Prepaids..........................................          -      13,000
      Accounts payable and accrued expenses.............    103,000     (80,000)
      Royalties and working interests payable...........     (2,000)     (3,000)
      Accrued interest..................................          -     (28,000)
      Other.............................................          -      19,000
                                                         ----------  ----------
   Net cash provided by (used) in operating activities..    520,000    (192,000)
                                                         ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for oil and gas properties..............   (250,000)    (57,000)
   Expenditures for other property and equipment........     (2,000)          -
                                                         ----------  ----------
   Net cash used in investing activities................   (252,000)    (57,000)
                                                         ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of long-term debt..........................    (10,000)          -
   Proceeds from issuance of common stock...............          -     782,000
   Expenditures for offering costs......................          -     (23,000)                                                         ----------  ----------
                                                         ----------  ----------
   Net cash provided by (used) in financing activities..    (10,000)    759,000
                                                         ----------  ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS...............    258,000     510,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..........  1,028,000     294,000
                                                         ----------  ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD................ $1,286,000  $  804,000
                                                         ==========  ==========

Supplemental information:
   Interest paid in cash................................ $   70,000  $   69,000
Non-cash transactions
   Common stock issued for 401(k) Plan contribution.....          -      19,000
   Common stock issued for conversion of notes..........          -     930,000

See accompanying notes to financial statements.

FORTUNE NATURAL RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS
March 31, 2001

(1)     Line of Business and Summary of Significant AccountingPolicies and Procedures

          The condensed financial statements at March 31, 2001, and for the period then ended included herein have been prepared by Fortune Natural Resources Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Fortune believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Fortune's latest annual report on Form 10-KSB. In Fortune's opinion, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position and the results of its operations and its cash flows for the dates and periods presented. The results of the operations for these interim periods are not necessarily indicative of the results for the full year.

(2)     Long-Term Debt

          At March 31, 2001, a summary of long-term debt is as follows:

                                                                March 31,  December 31,
                                                                  2001        2000
                                                               ----------  ----------
    Convertible Subordinated Notes due December 31, 2007....   $2,295,000  $2,295,000

    Credit Lyonnais credit facility due January 11, 2001....            -      10,000
                                                               ----------  ----------
    Total long-term debt....................................    2,295,000   2,305,000
    Less current installments...............................            -      10,000
                                                               ----------  ----------

    Long-term debt, excluding current installments..........   $2,295,000  $2,295,000
                                                               ==========  ==========

          Fortune's subordinated notes are convertible by the holders into common stock at $0.75 per share and/or redeemable by Fortune at par. The notes are unsecured and can be subordinated to any secured debt. The notes bear interest at a rate of 12% per year, payable quarterly. The cost incurred to issue the original notes has been amortized as additional interest expense over the 18-month period ended May 1, 1999, the first date that the notes were convertible. As a result of this amortization of issuance costs, the effective interest rate of the notes over this 18-month period was 21.2%. If any notes are held to maturity, the effective interest rate to maturity on those notes will be 13.4%.

          In February and March 2000, holders of $930,000 of Fortune's 12% notes that were convertible at approximately $0.33 per share, converted those notes into 2,821,162 shares of common stock. Fortune paid the noteholders who converted a premium equal to one year's prepaid interest plus certain accrued interest. This premium was paid in Fortune common stock valued at $0.75 per share, resulting in the issuance of an additional 158,132 shares to the noteholders who converted. This premium was expensed during the first quarter of 2000 as an extraordinary loss on early extinguishment of debt. As a result of this note conversion, Fortune's annual cash interest expense was reduced by $111,600.

          Fortune's credit facility with Credit Lyonnais New York Branch expired January 11, 2001. On March 31, 1998, Fortune repaid all but $10,000 of the outstanding balance of the credit facility with a portion of the proceeds from the sale of a producing property. The remaining $10,000 balance was repaid in the first quarter of 2001. The interest rate on the facility was 1.25% above Credit Lyonnais' base rate.

(3)     Income Tax Expense

          No provision for income taxes was required for the three months ended March 31, 2001 and 2000.

          At March 31, 2001, Fortune estimates it had cumulative net operating loss carryforwards for federal income tax purposes of approximately $23 million, of which approximately $7 million is subject to restrictions under I.R.C. 382. These loss carryforwards are available to offset future federal taxable income, if any. The net operating losses expire from 2002 through 2020. Fortune is uncertain as to the recoverability of the above deferred tax assets and has therefore applied a 100% valuation allowance.

(4)     Legal Proceedings

          There are no material pending legal proceedings involving any of Fortune's properties or which involve a claim for damages which exceed 10% of Fortune's current assets.

(5)     Computation of Income and Loss Per Share

          Basic net income and loss per common share is computed by dividing net income or loss, as applicable, by the weighted average number of common shares outstanding. Diluted income and loss per common share does not differ from basic income and loss per common share because the issuance or conversion of additional securities would have an antidilutive effect.

ITEM 2.     Management’s Discussion and Analysis of FinancialCondition and Results of Operations

Financial Condition

          At March 31, 2001, Fortune reported working capital of $1,458,000, a cash balance of $1,286,000 and positive cash flow before changes in operating assets and liabilities of $286,000 for the three months then ended. Fortune also realized net income of $95,000 for the quarter ended March 31, 2001. This is the third consecutive quarter that Fortune has reported net income and the fourth consecutive quarter of positive cash flow before changes in operating assets and liabilities. Fortune has no debt due currently and our long-term debt is comprised of $2,295,000 of 12% subordinated convertible debentures which are due December 31, 2007. These results reflect a significant improvement in Fortune's financial position, cash flow and operating results from December 31, 1999 and prior years.

          In past years, Fortune realized net losses that have resulted in an accumulated deficit of approximately $27 million at March 31, 2001. As a result of declining production in prior years and the sale of Fortune's interest in East Bayou Sorrel in March 1998, Fortune realized negative cash flows before changes in operating assets and liabilities of $539,000 and $478,000 in calendar years 1999 and 1998, respectively. During February through May 2000, Fortune took steps to improve its short term liquidity by raising net proceeds of $763,000 through the sale of common stock and the exercise of common stock warrants. Also, during February and March 2000, $930,000 of Fortune's 12% convertible notes were converted to common stock. The remaining notes are convertible into common stock at $0.75 per share.

          Also in February 2000, the producing well at South Timbalier Block 86 was recompleted and subsequently reached production rates as high as 20 million cubic feet of gas per day and 100 barrels of condensate per day. Fortune owned a 3.167% overriding royalty interest in the well, which converted in May 2000 to an after payout overriding royalty interest of 4%. The well was a significant contributor to Fortune's revenue and cash flow in 2000, but has recently gone off production. See the discussion of this well below. Fortune has recently had other successful drilling and workover results, including the Cut Off Field recompletion in late September 2000 with initial production of 2 million cubic feet of gas per day. These wells are discussed below. Gas prices have increased significantly since year end 1999 and oil prices have generally remained above $25 per barrel. Consequently, Fortune is now realizing the positive operating results discussed above.

          Fortune has had two recent drilling successes that have not impacted its financial results as yet. The Gamble Gully Koemel #1 began producing in April 2001 and the Cadiz Brooks #3 is currently being completed. These projects are discussed below.

Results of Operations

Comparison of 2001 Operating Results to 2000

Quarter ended March 31, 2001 and 2000

          Successful drilling results from 2000 are generally offsetting production declines from depletion. Two successful Cadiz prospect wells began producing in June 2000 and September 2000, respectively. Two successful wells at La Rosa began producing in April 2000 and July 2000. A workover program at La Rosa has resulted in production increases beginning in June 2000. A successful Bacon well began producing in May 2000.

          Fortune also experienced significantly higher gas prices and higher gas production in the first quarter 2001. Consequently, Fortune's oil and gas revenues for the quarter ended March 31, 2001 increased 135% to $844,000 compared to $359,000 reported during the first quarter of 2000. Fortune's reported net income of $95,000 during the first quarter of 2001 compared to a net loss of $362,000 for the same 2000 period. The income reported during the first quarter of 2001 is due primarily to the higher gas prices and the higher gas production.

          Analysis of change in oil and gas revenues -

                                       Quarter Ended
                                           March 31,
                                     ------------------   Percent
                                        2001      2000    Change
                                     --------  --------  --------
           Production
             Oil  -  Bbl                2,200     3,300    (32)%
             Gas  -  Mcf              104,200    99,100      5%
           Prices
             Oil  -  $/Bbl             $27.74    $27.44      1%
             Gas  -  $/Mcf               7.50      2.70    177%
           Revenues
             Oil                      $62,000   $91,000    (31)%
             Gas                      782,000   268,000    192%

          In early 2000, the South Timbalier 86 well was recompleted and began producing at a significantly higher rate beginning in February 2000. During the first quarter of 2001, the well averaged 3.9 million cubic feet of gas equivalent per day and generated $121,000 of oil and gas revenue. First quarter 2001 production was lower than expected because this well stopped producing on March 13, 2001 and Fortune does not know when and if production can be resumed. Fortune currently owns a 4% overriding royalty interest in this well.

          At the end of September 2000, the Cut Off Field K. Pierce #1 well was recompleted and began producing 2 million cubic feet of gas and 30 barrels of condensate per day. Fortune has an approximate 24% net revenue interest in this well. During the first quarter of 2001, the well averaged approximately 700 thousand cubic feet of gas equivalent per day.

          Analysis of change in selected expenses -

                                            Quarter Ended
                                               March 31,
                                         ------------------   Percent
                                            2001      2000    Change
                                         --------  --------  --------
    Production and operating expense     $168,000  $123,000     37%
       -  per MCFE                           1.43      1.03     38%
    Depreciation, depletion and
      amortization                        167,000   150,000     11%
       -  per MCFE                         $ 1.42    $ 1.26     13%

          Production and operating expense increased by $45,000 for the first quarter of 2001 versus 2000 because of higher production taxes, resulting from the higher gas revenues, and more producing properties in 2000. These factors contributed to the higher per MCFE operating cost in 2000.

          Fortune's provision for depletion, depreciation and amortization (DD&A) increased by $17,000 in the first quarter of 2001 as compared to 2000 primarily because of a higher depletable oil and gas property balance in relation to estimated proved reserves at March 31, 2001.

                                                 March 31,
                                           --------------------    Percent
                                              2001       2000      Change
                                           ---------  ---------  ---------
      General and administrative expense   $ 358,000  $ 267,000       34%
      Interest expense                        70,000     69,000        1%

          General and administrative expense increased $91,000 for the first quarter of 2001 versus 2000 because of higher costs in most categories of overhead.

Liquidity and Capital Resources

          Cash Balance, Working Capital and Cash Flows from Operating Activities

          Fortune generated $520,000 of cash in its operating activities during the first quarter of 2001 compared to cash used of $192,000 during the same 2000 period. Before considering the effect of changes in operating assets and liabilities, cash flow was a positive $286,000 during 2001 compared to a negative $86,000 during 2000. As discussed above, higher gas prices and higher gas production account for this significant increase in cash flow. Cash and working capital at March 31, 2001 increased from December 31, 2000 because of the positive cash flow during 2001.

          Analysis of changes in selected liquidity measures -

                                                   As of
                                        --------------------------
                                          March 31,   December 31,    Percent
                                            2001          2000         Change
                                        ------------  ------------  ------------
    Cash balance                        $  1,286,000  $  1,028,000       25%
    Net working capital                    1,458,000     1,424,000        2%
    Long-term debt                         2,295,000     2,295,000        0%

                                         Quarter ended March 31,
                                        --------------------------
                                             2001         2000         Change
                                        ------------  ------------  ------------
    Cash flow from operations before
      changes in operating assets
      and liabilities                   $    286,000  $    (86,000)      N/A
    Adjustment for change in
      operating assets and liabilities       234,000      (106,000)      N/A
                                        ------------  ------------  ------------
    Cash flow from operating activities $    520,000  $   (192,000)      N/A
                                        ============  ============  ============

          Cash Used in Investing Activities - Capital Expenditures

          Expenditures for oil and gas properties for the first quarter of 2001 were $250,000 compared to $57,000 for the first quarter of 2000.

          The 2001 expenditures include primarily:

      drilling and completing the successful Gamble Gully Koemel #1 sidetrack well;
      drilling and completing the successful Brooks #3 well at Cadiz prospect;
      land, seismic and prospect fee for the West Point prospect;
      the multiple well recompletion program at La Rosa; and
      seismic interpretation costs and delay rentals at Espiritu Santo Bay and La Rosa.

          The 2000 expenditures include primarily:

  additional leases at Espiritu Santo Bay;
  seismic interpretation at Espiritu Santo Bay and La Rosa;
  completing two wells at Espiritu Santo Bay, ST 216 #16 and ST 210 #5; and
  completing the Bacon prospect Anderson 24-7 well.

          The 2001 activities are discussed below.

          Logging results of the Brooks #3 well at the Cadiz 3-D Seismic Prospect indicate that the well encountered approximately 55 feet of net pay in Slick sand and up to 160 feet of prospective net pay in the Luling sand. The well is currently being completed. Fortune owns a 6.5625% working interest in this well.

          The well was drilled on a 3-D seismic anomaly generated from 3-D seismic licensed by Fortune and farmed-out to Prime Energy Corporation.

          The Koemel #1 (renamed the Gamble Gully Gas Unit #5) was completed during the first quarter of 2001. The well originally tested at approximately 200 mcf a day, un-stimulated, and pressures were near original reservoir levels. A sales line has been constructed and sales commenced in April 2001 at a rate of 115 mcf a day. Fortune and its partner believe this initial well's results are quite positive and are planning two additional wells to move further away from existing wellbores. Fortune has a 30% working interest in this project.

          In response to historically high oil and gas prices, the partners in the La Rosa field are continuing a re-completion program to increase production. Recompletions of wells have resulted in additional production and further activity is planned.

Oil and Gas Prices

          Conditions outside of our control influence the prices we receive for oil and gas. As of May 3, 2001, Fortune was receiving an average of approximately $25.40 per barrel for its oil production and $5.20 per Mcf for its gas production. These prices are significantly higher than historical averages and could decrease in the near future.

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

          Fortune has incurred net losses for each of the last several years. Fortune has incurred substantial net losses in prior years and a smaller net loss in 2000. Although Fortune recorded net income in each of the last three quarters due to higher prices, lower costs and higher production, there is no assurance that this favorable trend will continue. See also Managements' Discussion and Analysis of Financial Condition and Results of Operations--Liquidity.

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

          Our revenue is dependent upon a limited number of producing wells. In 1999, Fortune's well at South Timbalier Block 76 was our most prolific producer accounting for over 30% of our oil and gas revenues. In early 2000, a recompletion of a well at South Timbalier Block 86 resulted in that well becoming our most prolific producer, accounting for approximately 28% of our oil and gas revenues in 2000. On September 28, 2000, the Cut Off field recompletion resulted in that well becoming our most prolific producer, accounting for approximately 25% of our fourth quarter 2000 oil and gas revenues. During the first quarter of 2001, these three wells combined accounted for 41% of Fortune oil and gas revenues. Because the South Timbalier Block 86 well and the Cut Off field wells have a limited production history, it is difficult to predict accurately their production decline rates or ultimate reserves. The South Timbalier Block 86 well is currently shut in and we do not know when and if production can be resumed. This well accounted for 14% of Fortune's first quarter 2001 oil and gas revenues. A significant curtailment or loss of production from an individually significant well for a prolonged period before we could replace that well could have a material adverse effect on our projected operating results and financial condition.

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

          Fortune has substantial debt due in 2007. At March 31, 2001, Fortune had $2,295,000 of 12% subordinated convertible notes outstanding that are due December 31, 2007. All of these notes are convertible by the holder at $0.75 per share or redeemable by Fortune at par. Based on historical operating results, historical fluctuating oil and gas prices and the uncertainties of projecting long term production and cash flows from current oil and gas prices and reserves, Fortune's cash flow could decrease and there is risk that we would not be able to repay the convertible subordinated notes when they become due in 2007.

          In the event that Fortune’s cash flow decreases unexpectedly, drilling is unsuccessful or management determines to accelerate the growth plans for Fortune, we may require additional equity and/or debt financing to repay our notes if they are not converted to equity. Fortune’s projections of production, cash flow and capital requirements are based upon numerous assumptions about the future, including: oil and gas prices, production decline rates, estimates of oil and gas reserves, costs, absence of major operating disruptions and catastrophes, timing of projects and markets for our production. See the other risk factors herein for a discussion of risks associated with Fortune and future projections made by us. If we experience significant unexpected decreases in cash flow or increases in capital requirements, and we are unable to raise capital, we may need to take other steps to maintain our ability to repay the notes if they becomes due. Those steps might include reducing overhead further, foregoing our participation in projects or selling assets.

          Fortune is dependent on operators, consultants and partners over whom it has little control. Since we do not operate our projects, we are dependent on other oil and gas companies to conduct operations in a prudent, competent, and timely manner.

          Additional factors. Additional risks that apply to Fortune in the oil and gas industry in general but that could cause actual events to vary from those discussed in this annual report include, among others: impairment write-downs under full cost accounting; material uninsured losses; dependence on key personnel; limited market for Fortune stock; potential stock dilution by exercise or conversion of common stock equivalent; adverse change in governmental regulation; inability to obtain critical supplies and equipment, personnel and consultants; and inability to access capital to pursue our plans.

ITEM 3. Quantitative and Qualitative Disclosures about MarketRisk

          Not applicable to small business filer.

PART II– OTHER INFORMATION

ITEM 1.    Legal Proceedings

          See note 4 of the footnotes to the financial statements in Part I herein for a description of legal proceedings.

ITEM 2.    Change in Securities

          None

ITEM 3.    Defaults Upon Senior Securities

          None

ITEM 4.    Submission of Matters to a Vote of Securities Holders

          None

ITEM 5.    Other Information

          None

ITEM 6.    Exhibits and Reports on Form 8-K

(a)    EXHIBITS

Exhibit No.	Description
10.1*	First Amendment to Office Lease Agreement for 515 W. Greens Road, Houston, Texas 77067

(b)    REPORTS ON FORM 8-K / 8K-A

          A report on Form 8-K was filed with the Securities and Exchange Commission on April 18, 2001 to report Fortune's press release providing an exploration program update.

          A report on Form 8-K was filed with the Securities and Exchange Commission on May 9, 2001 to report Fortune's press release of its first quarter 2001 financial results.

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

Date:      May 9, 2001