Form 10QSB
period 2001-06-30
FORTUNE NATURAL RESOURCES CORP
filed 2001-08-09
CIK 38242

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission File No. 1-12334

FORTUNE NATURAL RESOURCES CORPORATION
(Exact Name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4114732 (I.R.S. Employer Identification No.)

One Commerce Green, 515 W. Greens Rd., Suite 720, Houston, Texas (Address of principal Executive Offices)	77067 (Zip Code)

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

16,471,272 as of July 31, 2001

Transition small business disclosure format (check one)  Yes         No     X

PART I– FINANCIAL INFORMATION

ITEM 1.    Financial Statements

FORTUNE NATURAL RESOURCES CORPORATION
BALANCE SHEETS

ASSETS

                                                       June 30,     December 31,
                                                         2001          2000
                                                     ------------  ------------
                                                     (Unaudited)     (Audited)
CURRENT ASSETS:
   Cash and cash equivalents.......................  $  1,112,000  $  1,028,000
   Accounts receivable.............................       328,000       647,000
   Prepaid expenses................................        25,000        25,000
                                                     ------------  ------------
      Total Current Assets.........................     1,465,000     1,700,000
                                                     ------------  ------------
PROPERTY AND EQUIPMENT:
   Oil and gas properties, accounted for
     using the full cost method....................    28,288,000    27,848,000
   Office and other................................       395,000       392,000
                                                     ------------  ------------
                                                       28,683,000    28,240,000
   Less--accumulated depletion, depreciation
    and amortization...............................   (22,820,000)  (22,511,000)
                                                     ------------  ------------
                                                        5,863,000     5,729,000
                                                     ------------  ------------
TOTAL ASSETS.......................................  $  7,328,000  $  7,429,000
                                                     ============  ============

LIABILITIES AND STOCKHOLDERS’ EQUITY

                                                       June 30,     December 31,
                                                         2001           2000
                                                     ------------  ------------
                                                     (Unaudited)     (Audited)
CURRENT LIABILITIES:
   Current portion of long-term debt...............  $          -  $     10,000
   Accounts payable................................        50,000        64,000
   Accrued expenses................................        80,000        73,000
   Royalties and working interests payable.........        56,000        60,000
   Accrued interest................................        69,000        69,000
                                                     ------------  ------------
      Total Current Liabilities....................       255,000       276,000
                                                     ------------  ------------
LONG-TERM DEBT.....................................     2,295,000     2,295,000
                                                     ------------  ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value:
      Authorized--2,000,000 shares
      Issued and outstanding--None.................             -             -
   Common stock, $.01 par value:
      Authorized--40,000,000 shares
      Issued and outstanding 16,462,578 and
        16,413,806 at June 30, 2001 and
        December 31, 2000, respectively............       164,000       164,000
   Capital in excess of par value..................    32,141,000    32,117,000
   Accumulated deficit.............................   (27,527,000)  (27,423,000)
                                                     ------------  ------------
NET STOCKHOLDERS' EQUITY...........................     4,778,000     4,858,000
                                                     ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........  $  7,328,000  $  7,429,000
                                                     ============  ============

See accompanying notes to financial statements.

FORTUNE NATURAL RESOURCES CORPORATION
STATEMENTS OF OPERATIONS

                                                      For the Six months Ended
                                                     --------------------------
                                                        June 30,     June 30,
                                                         2001          2000
                                                     ------------  ------------
                                                             (Unaudited)
REVENUES
   Sales of oil and gas, net of royalties..........  $  1,315,000  $  1,016,000
   Other income....................................        25,000        11,000
                                                     ------------  ------------
                                                        1,340,000     1,027,000
                                                     ------------  ------------

COSTS AND EXPENSE
   Production and operating........................       323,000       285,000
   Provision for depletion, depreciation and
     amortization..................................       309,000       419,000
   General and administrative......................       673,000       564,000
   Interest........................................       139,000       138,000
                                                     ------------  ------------
                                                        1,444,000     1,406,000
                                                     ------------  ------------

LOSS BEFORE EXTRAORDINARY ITEM.....................      (104,000)     (379,000)
   Extraordinary loss on early
     extinguishments of debt.......................             -      (118,000)
                                                     ------------  ------------

NET LOSS...........................................  $   (104,000) $   (497,000)
                                                     ============  ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.........    16,454,226    15,328,499
                                                     ============  ============

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)
   Net loss before extraordinary item..............  $      (0.01) $      (0.02)
   Extraordinary item..............................             -         (0.01)
                                                     ------------  ------------
      Net loss per common share....................  $      (0.01) $      (0.03)
                                                     ============  ============

See accompanying notes to financial statements.

FORTUNE NATURAL RESOURCES CORPORATION
STATEMENTS OF OPERATIONS

                                                     For the Three Months Ended
                                                     --------------------------
                                                        June 30,     June 30,
                                                         2001         2000
                                                     ------------  ------------
                                                           (Unaudited)
REVENUES
   Sales of oil and gas, net of royalties..........  $    471,000  $    657,000
   Other income....................................        11,000         5,000                                                     ------------  ------------
                                                     ------------  ------------
                                                          482,000       662,000
                                                     ------------  ------------
COSTS AND EXPENSES
   Production and operating........................       155,000       162,000
   Provision for depletion, depreciation
     and amortization..............................       142,000       269,000
   General and administrative......................       315,000       297,000
   Interest........................................        69,000        69,000
                                                     ------------  ------------
                                                          681,000       797,000
                                                     ------------  ------------

NET LOSS...........................................  $   (199,000) $   (135,000)
                                                     ============  ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.........    16,462,579    16,358,329
                                                     ============  ============

NET LOSS PER COMMON SHARE
   (BASIC AND DILUTED).............................  $      (0.01) $      (0.01)
                                                     ============  ============

See accompanying notes to financial statements.

FORTUNE NATURAL RESOURCES CORPORATION
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                          Common Stock       Capital in                  Stock-
                                      ---------------------  Excess of    Accumulated    holders'
                                        Shares      Amount   Par Value      Deficit      Equity
                                      ----------  --------  -----------  ------------  ----------
BALANCE, December 31, 2000..........  16,413,806  $164,000  $32,117,000  $(27,423,000) $4,858,000

Common stock contributed to
   401(k) Plan......................      48,773         -       24,000             -      24,000
Common stock returned to treasury...          (1)        -            -             -           -
Net loss............................           -         -            -      (104,000)   (104,000)
                                      ----------  --------  -----------  ------------  ----------
BALANCE, June 30, 2001
   (unaudited)......................  16,462,578  $164,000  $32,141,000  $(27,527,000) $4,778,000
                                      ==========  ========  ===========  ============  ==========

See accompanying notes to financial statements.

FORTUNE NATURAL RESOURCES CORPORATION
STATEMENTS OF CASH FLOWS

                                                           For the Six Months Ended
                                                          --------------------------
                                                           June 30,       June 30,
                                                              2001          2000
                                                          ------------  ------------
                                                                  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss.............................................  $   (104,000) $   (497,000)
   Adjustments to reconcile net loss to net
     cash provided by (used) in operating activities:
      Depletion, depreciation and amortization..........       309,000       419,000
      Common stock issued for directors' fees...........             -        13,000
      Common stock issued for 401(k) Plan contribution..        24,000             -
      Common stock issued in connection with
        extraordinary loss on early
        extinguishment of debt..........................             -       118,000
                                                          ------------  ------------
        Cash flow before changes in operating
          assets and liabilities........................       229,000        53,000
   Changes in operating assets and liabilities:
      Accounts receivable...............................       319,000      (177,000)
      Prepaids..........................................             -        (3,000)
      Accounts payable and accrued expenses.............        (7,000)      (77,000)
      Royalties and working interests payable...........        (4,000)       46,000
      Accrued interest..................................             -       (28,000)
      Other.............................................             -        19,000
                                                          ------------  ------------
   Net cash provided by (used) in operating activities         537,000      (167,000)
                                                          ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for oil and gas properties..............      (440,000)     (224,000)
   Expenditures for other property and equipment........        (3,000)            -
                                                          ------------  ------------
   Net cash used in investing activities................      (443,000)     (224,000)
                                                          ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of long-term debt..........................       (10,000)            -
   Proceeds from issuance of common stock...............             -       786,000
   Expenditures for offering costs......................             -       (23,000)
                                                          ------------  ------------
   Net cash provided by (used) in financing activites...       (10,000)      763,000
                                                          ------------  ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS...............        84,000       372,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..........     1,028,000       294,000
                                                          ------------  ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD................  $  1,112,000  $    666,000
                                                          ============  ============

Supplemental information:
   Interest paid in cash................................  $    139,000  $    166,000
Non-cash transactions
   Common stock issued for 401(k) Plan contribution.....             -        19,000
   Common stock issued for conversion of notes..........             -       930,000

See accompanying notes to financial statements.

FORTUNE NATURAL RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS
June 30, 2001

(1)      Line of Business and Summary of Significant Accounting Policiesand Procedures

          The condensed financial statements at June 30, 2001, and for the periods then ended included herein have been prepared by Fortune Natural Resources Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Fortune believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Fortune’s latest annual report on Form 10-KSB. In Fortune’s opinion, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position and the results of its operations and its cash flows for the dates and periods presented. The results of the operations for these interim periods are not necessarily indicative of the results for the full year.

(2)      Long-Term Debt

          At June 30, 2001, a summary of long-term debt is as follows:

                                                               June 30,   December 31,
                                                                 2001         2000
                                                              ----------  ----------
     Convertible Subordinated Notes due December 31, 2007.... $2,295,000  $2,295,000

     Credit Lyonnais credit facility due January 11, 2001....          -      10,000
                                                              ----------  ----------

     Total long-term debt....................................  2,295,000   2,305,000
     Less current installments...............................          -      10,000
                                                              ----------  ----------

     Long-term debt, excluding current installments.........  $2,295,000  $2,295,000
                                                              ==========  ==========

          Fortune’s subordinated notes are convertible by the holders into common stock at $0.75 per share and/or redeemable by Fortune at par. The notes are unsecured and can be subordinated to any secured debt. The notes bear interest at a rate of 12% per year, payable quarterly. The cost incurred to issue the original notes has been amortized as additional interest expense over the 18-month period ended May 1, 1999, the first date that the notes were convertible. As a result of this amortization of issuance costs, the effective interest rate of the notes over this 18-month period was 21.2%. If any notes are held to maturity, the effective interest rate to maturity on those notes will be 13.4%.

          In February and March 2000, holders of $930,000 of Fortune’s 12% notes that were convertible at approximately $0.33 per share, converted those notes into 2,821,162 shares of common stock. Fortune paid the noteholders who converted a premium equal to one year’s prepaid interest plus certain accrued interest. This premium was paid in Fortune common stock valued at $0.75 per share, resulting in the issuance of an additional 158,132 shares to the noteholders who converted. This premium was expensed during the first quarter of 2000 as an extraordinary loss on early extinguishment of debt. As a result of this note conversion, Fortune’s annual cash interest expense was reduced by $111,600.

          Fortune’s credit facility with Credit Lyonnais New York Branch expired January 11, 2001. The $10,000 outstanding balance of this credit facility was repaid in the first quarter of 2001. The interest rate on the facility was 1.25% above Credit Lyonnais’ base rate.

(3)      Income Tax Expense

          No provision for income taxes was required for the six months ended June 30, 2001 and 2000.

          At June 30, 2001, Fortune estimates it had cumulative net operating loss carryforwards for federal income tax purposes of approximately $23 million, of which approximately $7 million is subject to restrictions under I.R.C. 382. These loss carryforwards are available to offset future federal taxable income, if any. The net operating losses expire from 2002 through 2020. Fortune is uncertain as to the recoverability of the above deferred tax assets and has therefore applied a 100% valuation allowance.

(4)      Legal Proceedings

          There are no material pending legal proceedings involving any of Fortune’s properties or which involve a claim for damages which exceed 10% of Fortune’s current assets.

(5)      Computation of Loss Per Share

          Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per common share does not differ from basic loss per common share because the issuance or conversion of additional securities would have an antidilutive effect.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

          At June 30, 2001, Fortune reported working capital of $1,210,000, a cash balance of $1,112,000 and no short-term debt. Fortune reported cash flow before changes in operating assets and liabilities of $229,000 and $(57,000) for the six months and three months ended June 30, 2001, respectively. Fortune’s only debt is its $2,295,000 of 12% subordinated convertible debentures, which are due December 31, 2007. Although oil and gas prices have declined since the first quarter of 2001, they generally remain strong by historical standards.

          In past years, Fortune realized significant net losses that have resulted in an accumulated deficit of approximately $28 million at June 30, 2001. Fortune also realized negative cash flows in calendar years 1999 and 1998. During February through May 2000, Fortune took steps to improve its short term liquidity by raising net proceeds of $763,000 through the sale of common stock and the exercise of common stock warrants. Also, during February and March 2000, $930,000 of Fortune’s 12% convertible notes were converted to common stock. The remaining notes are convertible into common stock at $0.75 per share.

          Fortune reported positive cash flow in 2000 and the first quarter of 2001 because of higher oil and gas prices and increased production from successful drilling and workover activity discussed below. Fortune’s negative cash flow before changes in operating assets and liabilities during the quarter ended June 30, 2001 results primarily from a recent significant decline in production. As previously reported, the South Timbalier Block 86 well, which contributed $300,000 of revenues during the second quarter of last year, stopped producing in March 2001. Production from this well had been declining since reaching a peak in May 2000. Drilling and completion delays have hindered our efforts to add new production. Fortune’s two recent drilling successes, contrary to expectations, had not been completed by June 30, 2001. The Cadiz Brooks #3 began producing in July 2001 and we have not yet completed the West Point Dill 13-1 well. The Gamble Gully Gas Unit # 5 was completed later than expected and its rate of production is currently less than expected. Furthermore, shortages of equipment and contractors have contributed to delays in spudding wells at Espiritu Santo Bay and La Rosa. These projects are discussed below.

          Fortune has an active drilling program planned for the last half of 2001. From three to five wells are planned for La Rosa, one shallow well is expected to spud very soon at Espiritu Santo Bay, and other wells are expected at Espiritu Santo Bay and Gamble Gully. We look for continued success of our drilling program to reverse the second quarter’s negative trend in production and cash flow.

Results of Operations

Comparison of 2001 Operating Results to 2000

Quarter ended June 30, 2001 and 2000

          Fortune’s gas prices increased 44% in the second quarter 2001 versus the same 2000 period. However, oil and gas production each decreased 47% and oil prices decreased 13%. Fortune’s production gains that resulted from successful drilling and workover operations over the past year at Cadiz, Cutoff Field, La Rosa and Gamble Gully were not sufficient to offset the loss of our well at South Timbalier Block 86 and declines from depletion. Delays in completing the Cadiz Brooks #3 and the potential West Point discovery have also prevented those wells from contributing to second quarter 2001 revenues. Consequently, Fortune’s oil and gas revenues for the quarter ended June 30, 2001 decreased 28% to $471,000 compared to $657,000 reported during the first quarter of 2000. Fortune’s reported net loss increased 47% to $199,000 during the second quarter of 2001 compared to a net loss of $135,000 for the same 2000 period.

          Analysis of change in oil and gas revenues -

                                                 Quarter Ended
                                                  June 30,         Percent
                                               ------------------  Change
                                                 2001     2000
                                               --------  --------  --------
       Production
         Oil  -  Bbl                              1,800     3,400     (47)%
         Gas  -  Mcf                             86,600   163,700     (47)%
       Prices
         Oil  -  $/Bbl                           $25.63    $29.40     (13)%
         Gas  -  $/Mcf                             4.91      3.41      44%
       Revenues
         Oil                                   $ 46,000  $100,000     (54)%
         Gas                                    425,000   557,000     (24)%

          In early 2000, the South Timbalier 86 well was recompleted and began producing at a significantly higher rate beginning in February 2000. During the second quarter of 2000, the well produced approximately 85,600 cubic feet of gas, 730 barrels of oil and generated $300,000 of oil and gas revenue net to Fortune’s interest. This well stopped producing on March 13, 2001 and the operator of the well has informed Fortune that it is unlikely that production will resume. Fortune currently owns a 4% overriding royalty interest in this well.

          The Gamble Gully Gas Unit #5 discovery began producing in April 2001 and is currently producing approximately 120 MCFD. Although we believe that the results of this well are very positive for further drilling at Gamble Gully, production is currently less than we expected. We are studying this well to determine if production can be increased. Fortune has an approximate 24% net revenue interest in this well.

          Analysis of change in selected expenses -

                                                 Quarter Ended
                                                  June 30,         Percent
                                               ------------------  Change
                                                 2001     2000
                                               --------  --------  --------

    Production and operating expense           $155,000  $162,000    (4)%
        -  per MCFE                                1.59      0.88    81%
    Depreciation, depletion and amortization    142,000   269,000   (47)%
        -  per MCFE                                1.46      1.46     -

          Production and operating expense decreased by $7,000 for the second quarter of 2001 versus 2000 because of lower production taxes that resulted from the lower revenues. Lower production during the most recent quarter contributed to the higher per MCFE operating cost this year.

          Fortune’s provision for depletion, depreciation and amortization (DD&A) decreased by $127,000 in the second quarter of 2001 as compared to 2000 because of the lower production.

                                                 Quarter Ended
                                                   June 30,
                                               ------------------   Percent
                                                 2001     2000      Change
                                               --------  --------  --------

      General and administrative expense       $315,000  $297,000    6%
      Interest expense                           69,000    69,000    -

Six months ended June 30, 2001 and 2000

          Significantly higher gas prices are the primary contributors to higher oil and gas revenues and a lower net loss for the first six months of 2001 compared to the same 2000 period. Fortune’s net loss decreased 79% to $104,000 during 2001 compared to a net loss of $497,000 for the same 2000 period.

Analysis of change in oil and gas revenues -

                                                Six Months Ended
                                                  June 30,
                                               ------------------   Percent
                                                 2001     2000      Change
                                               --------  --------  --------
       Production
         Oil  -  Bbl                              4,100     6,700    (40)%
         Gas  -  Mcf                            190,800   262,800    (27)%
       Prices
         Oil  -  $/Bbl                           $26.80    $28.43     (6)%
         Gas  -  $/Mcf                             6.32      3.14    101%
       Revenues
         Oil                                  $ 109,000 $ 191,000    (43)%
         Gas                                  1,206,000   825,000     46%

          The loss of our well at South Timbalier Block 86 and depletion were the primary contributors to the decrease in production. The $299,000 increase in oil and gas revenue from 2000 to 2001 is primarily attributable to the 101% increase in gas prices.

          Analysis of change in selected expenses -

                                                Six Months Ended
                                                  June 30,
                                               ------------------   Percent
                                                 2001     2000      Change
                                               --------  --------  --------
       Production and operating expense        $323,000  $285,000    13%
           -  per MCFE                             1.50      0.94    60%
       Depreciation, depletion and
        amortization                            309,000   419,000   (26)%
           -  per MCFE                             1.44      1.38     4%

          Production and operating expense increased by $38,000 for the first six months of 2001 versus 2000 because of higher production taxes and more producing properties in 2001. These factors, along with lower production, also contributed to the higher 2001 operating cost per MCFE.

          Fortune's provision for DD&A decreased by $110,000 in the first six months of 2001 as compared to 2000 primarily because of lower production.

                                                Six Months Ended
                                                  June 30,
                                               ------------------   Percent
                                                 2001     2000      Change
                                               --------  --------  --------
       General and administrative expense      $673,000  $564,000    19%
       Interest expense                         139,000   138,000     1%

          General and administrative expense increased $109,000 for the first six months of 2001 versus 2000 because of higher costs in most categories of overhead. Also during 2000, Fortune incurred a $118,000 non-cash extraordinary loss on early extinguishments of debt in 2000 which represents a premium equal to one year’s interest paid in common stock to noteholders who converted their 12% convertible subordinated notes to common stock.

Liquidity and Capital Resources

          Cash Balance, Working Capital and Cash Flows from Operating Activities

          Fortune’s liquidity and financial position remained very strong through the second quarter of 2001. Fortune generated $17,000 of cash in its operating activities during the second quarter of 2001 compared to $25,000 during the same 2000 period. Before considering the effect of changes in operating assets and liabilities, cash flow was a negative $57,000 during the second quarter of 2001 compared to a positive $139,000 during the same 2000 period. As discussed above, lower production accounts for this significant decrease in cash flow.

          Analysis of changes in selected liquidity measures -

                                           As of
                                   ----------------------
                                    June 30,  December 31,  Percent
                                     2001       2000        Change
                                   ----------  ----------  ----------
       Cash balance                $1,112,000  $1,028,000      8%
       Net working capital          1,210,000   1,424,000    (15)%
       Long-term debt               2,295,000   2,295,000      -

          Lower production during the most recent quarter contributed to the recent decline in cash flow:

                                                       Three months ended June 30,
                                                       ---------------------------      Percent
                                                           2001           2000          Change
                                                       ------------   ------------   ------------

     Cash flow from operations before
        changes in operating assets and liabilities    $    (57,000)  $    139,000        N/A
     Adjustment for change in operating
        assets and liabilities                               74,000       (114,000)       N/A
                                                       ------------   ------------
     Cash flow from operating activities               $     17,000   $     25,000       (32)%
                                                       ============   ============

          Higher average gas prices for the first six months of 2001 contributed to the higher cash flow during the period versus the same 2000 period.

                                                        Six months ended June 30,
                                                       ---------------------------      Percent
                                                           2001           2000          Change
                                                       ------------   ------------   -----------
     Cash flow from operations before
       changes in operating assets and liabilities     $    229,000   $     53,000         332%
     Adjustment for change in operating
       assets and liabilities                               308,000       (220,000)        N/A
                                                       ------------   ------------
     Cash flow from operating activities               $    537,000   $   (167,000)       N/A
                                                       ============   ============

          Cash Used in Investing Activities - Capital Expenditures

          Expenditures for oil and gas properties for the first six months of 2001 were $440,000 compared to $224,000 for the same period in 2000.

          The 2001 expenditures include primarily:

      drilling and completing the successful Brooks #3 well at Cadiz prospect;
      drilling and completing the successful Brooks #3 well at Cadiz prospect;
      drilling and completing the successful Gamble Gully Koemel #1 sidetrack well;
      land, seismic and well cost for the West Point prospect which Fortune is attempting to complete;
      the multiple well recompletion program at La Rosa; and
      seismic interpretation costs and delay rentals at Espiritu Santo Bay and La Rosa.

          The 2000 expenditures include primarily:

      expenditures for the unsuccessful completion attempt at the Espiritu Santo Bay 210 #6.
      drilling and completion expenditures for the successful Brook #1 well at Cadiz prospect;
      drilling and completion expenditures for the successful Bacon prospect Ivy 24-11;
      drilling and completion for the successful La Rosa Rooke C-6 and C-7 wells;
      expenditures for the multiple well recompletion program at La Rosa; and
      expenditures for the attempted recompletion at Estherwood prospect in Louisiana that was abandoned in January 2000.

          The 2001 activities are discussed below.

          Logging results of the Brooks #3 well at the Cadiz 3-D seismic prospect indicate that the well encountered approximately 55 feet of net pay in Slick sand and up to 160 feet of prospective net pay in the Luling sand. The well began producing in early July 2001 at approximately 1.5 million cubic feet of gas per day. Fortune owns a 5.25% net revenue interest in this well.

          The well was drilled on a 3-D seismic anomaly generated from 3-D seismic licensed by Fortune and farmed-out to Prime Energy Corporation.

          The Gamble Gully Gas Unit #5 (previously called the Koemel #1) was completed in the first quarter of 2001 and began producing in April 2001. Fortune has a 30% working interest in this project.

          Logging results of the West Point Dill #13-9 well, the initial exploratory well at the West Point Prospect, indicate that the well encountered apparent pay in three principal exploration formation objectives, the Upper Lewis, Sanders and Carter sands totaling 161 feet. Starting from the bottom, potentially productive intervals include two lobes of sand in the Upper Lewis formation of approximately 12 feet, approximately 62 feet in the Sanders and approximately 87 feet in the Carter. Shortly after completion operations commenced in July 2001, they were suspended pending an evaluation of a cement bond log in the well that appeared to be inconclusive. The partners have evaluated the cement bond log and have concluded that completion operations should be resumed with no change in procedures. We expect operations to resume the week of August 13. Fortune incurred approximately $149,000 through June 30, 2001 to acquire and drill this well. Fortune owns a 20% working interest in the West Point Prospect.

          In response to historically high oil and gas prices, the partners in the La Rosa field are continuing a re-completion program to increase production. Recompletions of wells have resulted in additional production and further activity is planned. Fortune and its partners recently reprocessed their 24-square mile proprietary 3-D seismic using pre-stack time migration. Fortune believes this reprocessing has significantly enhanced the data. The operator has proposed five new wells from this data. The first well spud in late July and was plugged and abandoned in early August. The second well was spud subsequent to plugging the first. The third well is expected to be spud after the second is evaluated. The operator has reserved the right to keep the rig for two additional exploration wells depending upon the logging results of the first three. Fortune owns an 18.75% working interest in the five new prospects in the La Rosa Field and will spend approximately $38,000 for each well.

          Fortune expects to spud a shallow well at Espiritu Santo Bay as soon as a rig is available. The operator has proposed another Espititu Santo Bay shallow well, which is expected to commence some time after the next well is drilled. Fortune and its partners are also continuing to work the 3-D seismic data and refine our shallow and deep prospects in the bay. The operator and another partner are continuing their efforts to farmout a portion of their interest in certain of their deep rights in the bay. We do not expect a deep well to be spud until after the operator and that partner have farmed out at least a portion of their interest.

Oil and Gas Prices

          Conditions outside of our control influence the prices we receive for oil and gas. As of August 7, 2001, Fortune was receiving an average of approximately $26.50 per barrel for its oil production and $3.20 per MCF for its gas production. These are significantly higher than historical averages and could decrease in the near future.

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

          Fortune has incurred net losses for each of the last several years. Fortune has incurred substantial net losses in prior years and a smaller net loss in 2000. Although Fortune recorded net income in recent prior quarters due to higher prices, lower costs and higher production, there is no assurance that this favorable trend will continue.

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

          Fortune's estimates of proved reserves and future net revenue may not be accurate. Fortune's proved reserve data represent estimates which may prove to be incorrect over time. The accuracy of any reserve estimate is a function of available data and of engineering and geological interpretation and judgment. The estimates are based upon certain assumptions about future production levels, future oil and gas prices and future operating costs, some or all of which will likely change over time. Estimates and classifications of the economically recoverable oil and gas reserves by different engineers or by the same engineers at different times may vary substantially. Certain of Fortune's proved reserves have a short production history and approximately 52% of Fortune's proved reserves as of December 31, 2000 were undeveloped. Undeveloped reserves require significant expenditures of capital before production can commence. Estimates of undeveloped reserves and those with a short production history are inherently more uncertain than estimates of producing reserves with a long production history.

          Our revenue may be dependent upon a limited number of producing wells. In 1999, Fortune's well at South Timbalier Block 76 was our most prolific producer accounting for over 30% of our oil and gas revenues. In early 2000, a recompletion of a well at South Timbalier Block 86 resulted in that well becoming our most prolific producer, accounting for approximately 28% of our oil and gas revenues in 2000. On September 28, 2000, the Cut Off field recompletion resulted in that well becoming our most prolific producer, accounting for approximately 25% of our fourth quarter 2000 oil and gas revenues. During the second quarter of 2001, these wells combined accounted for 21% of Fortune oil and gas revenues. Because the South Timbalier Block 86 well and the Cut Off field wells have a limited production history, it is difficult to predict accurately their production decline rates or ultimate reserves. The South Timbalier Block 86 well is currently shut in and we do not expect production to be resumed. This well accounted for 14% of Fortune's first quarter 2001 oil and gas revenues. Although the concentration of production in a few well bores has been reduced recently, Fortune has historically been reliant on individually significant wells and that reliance may return. A significant curtailment or loss of production from an individually significant well for a prolonged period before we could replace that well could have a material adverse effect on our projected operating results and financial condition.

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

          Fortune has substantial debt due in 2007. At June 30, 2001, Fortune had $2,295,000 of 12% subordinated convertible notes outstanding that are due December 31, 2007. All of these notes are convertible by the holder at $0.75 per share or redeemable by Fortune at par. Based on historical operating results, historical fluctuating oil and gas prices and the uncertainties of projecting long term production and cash flows from current oil and gas prices and reserves, Fortune's cash flow could decrease and there is risk that we would not be able to repay the convertible subordinated notes when they become due in 2007.

          In the event that Fortune's cash flow decreases unexpectedly, drilling is unsuccessful or management determines to accelerate the growth plans for Fortune, we may require additional equity and/or debt financing to repay our notes if they are not converted to equity. Fortune's projections of production, cash flow and capital requirements are based upon numerous assumptions about the future, including: oil and gas prices, production decline rates, estimates of oil and gas reserves, costs, absence of major operating disruptions and catastrophes, timing of projects and markets for our production. See the other risk factors herein for a discussion of risks associated with Fortune and future projections made by us. If we experience significant unexpected decreases in cash flow or increases in capital requirements, and we are unable to raise capital, we may need to take other steps to maintain our ability to repay the notes if they becomes due. Those steps might include reducing overhead, foregoing our participation in projects or selling assets.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

          Not applicable to small business filer.

PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings

          See note 4 of the footnotes to the financial statements in Part I herein for a description of legal proceedings.

ITEM 2.    Change in Securities

          None

ITEM 3.    Defaults Upon Senior Securities

          None

ITEM 4.    Submission of Matters to a Vote of Securities Holders

          The annual meeting of shareholders of the Company was held June 19, 2001. The following matters were voted on at that meeting:

                                       Votes           Votes                       Broker
            Matter                    In Favor        Opposed       Abstain       Non-Votes
------------------------------      ------------   ------------   ------------   ------------

Election of Martin Lacoff
  to Board of Directors              15,072,237               0        49,889           0

Election of John E. McConnaughy
  to Board of Directors              15,069,008               0        53,118           0

Ratification of Grant Thornton LLP
  as Company Auditors                15,077,722          32,476        11,928           0

ITEM 5.    Other Information

          None

ITEM 6.    Exhibits and Reports on Form 8-K

(a)    EXHIBITS

Exhibit No.	Description
10.1*	Employment Agreement dated July 1, 2001 by and between Registrant and Tyrone J. Fairbanks

(b)    REPORTS ON FORM 8-K / 8K-A

          A report on Form 8-K was filed with the Securities and Exchange Commission on June 29, 2001 to report exploration program update and results of annual meeting.

          A report on Form 8-K was filed with the Securities and Exchange Commission on August 9, 2001 to report Fortune's press release of its second quarter 2001 financial results.

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

Date:      August 9, 2001