Form 10QSB
period 2001-09-30
FORTUNE NATURAL RESOURCES CORP
filed 2001-11-13
CIK 38242

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission File No. 1-12334

FORTUNE NATURAL RESOURCES CORPORATION
(Exact Name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4114732 (I.R.S. Employer Identification No.)

One Commerce Green, 515 W. Greens Rd., Suite 720, Houston, Texas (Address of principal Executive Offices)	77067 (Zip Code)

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

16,471,772 as of October 31, 2001

Transition small business disclosure format (check one)  Yes         No     X

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

FORTUNE NATURAL RESOURCES CORPORATION
BALANCE SHEETS

ASSETS

                                                               September 30,  December 31,
                                                                   2001          2000
                                                               ------------   ------------
                                                                (Unaudited)     (Audited)
CURRENT ASSETS:
   Cash and cash equivalents ................................  $    806,000   $  1,028,000
   Accounts receivable ......................................       242,000        647,000
   Prepaid expenses .........................................        25,000         25,000
                                                               ------------   ------------
      Total Current Assets ..................................     1,073,000      1,700,000
                                                               ------------   ------------
PROPERTY AND EQUIPMENT:
   Oil and gas properties, accounted for
     using the full cost method .............................    28,432,000     27,848,000
   Office and other .........................................       396,000        392,000
                                                               ------------   ------------
                                                                 28,828,000     28,240,000
   Less--accumulated depletion, depreciation and amortization   (24,682,000)   (22,511,000)
                                                               ------------   ------------
                                                                  4,146,000      5,729,000
                                                               ------------   ------------

TOTAL ASSETS ................................................  $  5,219,000   $  7,429,000
                                                               ============   ============

                LIABILITIES AND STOCKHOLDERS' EQUITY
                                                               September 30,  December 31,
                                                                   2001          2000
                                                               ------------   ------------
                                                                (Unaudited)     (Audited)
CURRENT LIABILITIES:
   Current portion of long-term debt ......................... $          -   $     10,000
   Accounts payable ..........................................       43,000         64,000
   Accrued expenses ..........................................       72,000         73,000
   Royalties and working interests payable ...................       55,000         60,000
   Accrued interest ..........................................       69,000         69,000
                                                               ------------   ------------
      Total Current Liabilities ..............................      239,000        276,000
                                                               ------------   ------------
LONG-TERM DEBT ...............................................    2,295,000      2,295,000
                                                               ------------   ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value:
      Authorized--2,000,000 shares
      Issued and outstanding--None ...........................            -              -
   Common stock, $.01 par value:
      Authorized--40,000,000 shares
      Issued and outstanding 16,471,772 and 16,413,806 at
        September 30, 2001 and December 31, 2000, respectively      165,000        164,000
   Capital in excess of par value ............................   32,149,000     32,117,000
   Accumulated deficit .......................................  (29,629,000)   (27,423,000)
                                                               ------------   ------------
NET STOCKHOLDERS' EQUITY .....................................    2,685,000      4,858,000
                                                               ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ................... $  5,219,000   $  7,429,000
                                                               ============   ============

See accompanying notes to financial statements.

FORTUNE NATURAL RESOURCES CORPORATION
STATEMENTS OF OPERATIONS

                                                           September 30,  September 30,
                                                               2001           2000
                                                           ------------   ------------
                                                                   (Unaudited)
REVENUES
   Sales of oil and gas, net of royalties ...............  $  1,580,000   $  1,793,000
   Other income .........................................        34,000         26,000
                                                           ------------   ------------
                                                              1,614,000      1,819,000
                                                           ------------   ------------

COSTS AND EXPENSE
   Production and operating .............................       463,000        438,000
   Provision for depletion, depreciation and amortization       471,000        699,000
   General and administrative ...........................       977,000        852,000
   Interest .............................................       209,000        207,000
   Impairment to oil and gas properties .................     1,700,000           --
                                                           ------------   ------------
                                                              3,820,000      2,196,000
                                                           ------------   ------------

LOSS BEFORE EXTRAORDINARY ITEM ..........................    (2,206,000)      (377,000)
   Extraordinary loss on early extinguishments of debt ..             -       (118,000)
                                                           ------------   ------------

NET LOSS ................................................  $ (2,206,000)  $   (495,000)
                                                           ============   ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING ..............    16,459,428     15,682,359
                                                           ============   ============

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)
   Net loss before extraordinary item ...................  $      (0.13)  $      (0.02)
   Extraordinary item ...................................             -          (0.01)
                                                           ------------   ------------
      Net loss per common share .........................  $      (0.13)  $      (0.03)
                                                           ============   ============

See accompanying notes to financial statements.

FORTUNE NATURAL RESOURCES CORPORATION
STATEMENTS OF OPERATIONS

                                                           September 30,  September 30,
                                                               2001           2000
                                                           ------------   ------------
                                                                  (Unaudited)
REVENUES
   Sales of oil and gas, net of royalties ...............  $    265,000   $    777,000
   Other income .........................................         9,000         15,000
                                                           ------------   ------------
                                                                274,000        792,000
                                                           ------------   ------------

COSTS AND EXPENSES
   Production and operating .............................       140,000        153,000
   Provision for depletion, depreciation and amortization       162,000        280,000
   General and administrative ...........................       304,000        288,000
   Interest .............................................        70,000         69,000
   Impairment to oil and gas properties .................     1,700,000              -
                                                           ------------   ------------
                                                              2,376,000        790,000
                                                           ------------   ------------

NET INCOME (LOSS) .......................................  $ (2,102,000)  $      2,000
                                                           ============   ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING ..............    16,469,664     16,382,385
                                                           ============   ============
NET INCOME (LOSS) PER COMMON SHARE
   (BASIC AND DILUTED) ..................................  $      (0.13)  $          -
                                                           ============   ============

See accompanying notes to financial statements.

FORTUNE NATURAL RESOURCES CORPORATION
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                            Common Stock          Capital in                      Stock-
                                        -----------------------    Excess of     Accumulated      holders'
                                          Shares       Amount      Par Value        Deficit       Equity
                                        ----------   ----------   ------------   ------------   ----------
BALANCE, December 31, 2000 .........    16,413,806   $  164,000   $ 32,117,000   $(27,423,000)  $4,858,000

Common stock contributed to
   401(k) Plan .....................        48,773            -         24,000              -       24,000
Common stock issued for
   directors' fees .................         8,694        1,000          5,000              -        6,000
Common stock issued for
   exercise of stock options .......           500            -              -              -            -
Common stock warrants
   issued for director fees ........             -            -          3,000              -        3,000
Common stock returned to treasury               (1)           -              -              -            -
Net loss ...........................             -            -              -     (2,206,000)  (2,206,000)
                                        ----------   ----------   ------------   ------------   ----------
BALANCE, September 30, 2001
   (unaudited) .....................    16,471,772   $  165,000   $ 32,149,000   $(29,629,000)  $2,685,000
                                        ==========   ==========   ============   ============   ==========

See accompanying notes to financial statements.

FORTUNE NATURAL RESOURCES CORPORATION
STATEMENTS OF CASH FLOWS

                                                                      September 30,  September 30,
                                                                          2001           2000
                                                                      ------------   ------------
                                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss.........................................................  $ (2,206,000)  $   (495,000)
   Adjustments to reconcile net loss to net
     cash provided by operating activities:
      Depletion, depreciation and amortization .....................       471,000        699,000
      Common stock issued for directors' fees ......................         9,000         22,000
      Common stock issued for 401(k) Plan contribution .............        24,000              -
      Impairment to oil and gas properties......                         1,700,000              -
      Common stock issued in connection with
        extraordinary loss on early extinguishment of debt..........             -        118,000
                                                                      ------------   ------------
        Cash flow before changes in operating assets and liabilities        (2,000)       344,000
   Changes in operating assets and liabilities:
      Accounts receivable ..........................................       405,000       (284,000)
      Prepaids .....................................................             -         (4,000)
      Accounts payable and accrued expenses ........................       (22,000)             -
      Royalties and working interests payable ......................        (5,000)        45,000
      Accrued interest .............................................             -        (28,000)
      Other ........................................................             -         70,000
                                                                      ------------   ------------
   Net cash provided by operating activities .......................       376,000        143,000
                                                                      ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for oil and gas properties..........................      (584,000)      (524,000)
   Expenditures for other property and equipment ...................        (4,000)             -
                                                                      ------------   ------------
   Net cash used in investing activities............................      (588,000)      (524,000)
                                                                      ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of long-term debt .....................................       (10,000)             -
   Proceeds from issuance of common stock ..........................             -        786,000
   Expenditures for offering costs .................................             -        (23,000)
                                                                      ------------   ------------
   Net cash provided by (used in) financing activities .............       (10,000)       763,000
                                                                      ------------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...............      (222,000)       382,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD......................     1,028,000        294,000
                                                                      ------------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD............................  $    806,000   $    676,000
                                                                      ============   ============

Supplemental information:
   Interest paid in cash............................................  $    209,000   $    207,000
Non-cash transactions
   Common stock issued for 401(k) Plan contribution ................             -         19,000
   Common stock issued for conversion of notes .....................             -        930,000

See accompanying notes to financial statements.

FORTUNE NATURAL RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS
September 30, 2001

(1)    Line of Business and Summary of Significant Accounting Policies and Procedures

          The condensed financial statements at September 30, 2001, and for the periods then ended included herein have been prepared by Fortune Natural Resources Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, Fortune believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Fortune's latest annual report on Form 10-KSB. In Fortune's opinion, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position and the results of its operations and its cash flows for the dates and periods presented. The results of the operations for these interim periods are not necessarily indicative of the results for the full year.

(2)    Long-Term Debt

          At September 30, 2001, a summary of long-term debt is as follows:

                                                                 September 30, December 31,
                                                                     2001         2000
                                                                 ------------  ------------
     Convertible Subordinated Notes due December 31, 2007......  $  2,295,000  $  2,295,000

     Credit Lyonnais credit facility due January 11, 2001......             -        10,000
                                                                 ------------  ------------
                                                                    2,295,000     2,305,000
      Less current installments................................             -        10,000
                                                                 ------------  ------------
      Long-term debt, excluding current installments             $  2,295,000  $  2,295,000
                                                                 ============  ============

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

(3)    Income Tax Expense

          No provision for income taxes was required for the nine months ended September 30, 2001 and 2000.

          At September 30, 2001, Fortune estimates it had cumulative net operating loss carryforwards for federal income tax purposes of approximately $24 million, of which approximately $7 million is subject to restrictions under I.R.C. 382. These loss carryforwards are available to offset future federal taxable income, if any. The net operating losses expire from 2002 through 2020. Fortune is uncertain as to the recoverability of the above deferred tax assets and has therefore applied a 100% valuation allowance.

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

(6)    Impairment to Oil and Gas properties

          As a result of decreases in oil and gas prices, Fortune's evaluated, net capitalized oil and gas property costs exceed its proved reserve value ceiling by $1,700,000. Consequently, Fortune expensed this excess as a non-cash impairment to oil and gas properties as of September 30, 2001. The value of Fortune's proved reserves is determined using oil and gas prices in effect at the end of each period for which a ceiling test is performed. If prices increase after the end the period, those higher prices may be used in lieu of period-end prices to calculate a lower impairment expense. The oil and gas prices in effect at September 30, 2001 of approximately $20.48 per Bbl and $1.98 per Mcf, respectively, would have resulted in a $3.1 million impairment expense. However, Fortune used the most recent prices of approximately $17.01 per Bbl for oil and $2.87 per Mcf for gas to record the lower impairment expense of $1,700,000 for the current quarter. Oil and gas prices continue to be volatile and there is risk that Fortune will incur additional impairments to its oil and gas property costs if such prices decline again or if Fortune has significant downward revisions in its estimated proved reserves.

(7)    New Accounting Pronouncements

          The Financial Accounting Standards Board ("FASB") has recently issued Statement of Financial Accounting Standards ("SFAS") No. 141, `Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

          SFAS No. 141, "Business Combinations," requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets", addresses accounting for the acquisition of intangible assets and accounting for goodwill and other intangible assets after they have been initially recognized in the financial statements. Fortune does not currently have goodwill or other similar intangible assets; therefore, the adoption of the new standard on January 1, 2002, will not have a material effect on Fortune's financial statements.

          SFAS No. 143, "Accounting for Asset Retirement Obligations," addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 will be effective for Fortune January 1, 2003 and early adoption is encouraged. SFAS No. 143 requires that the fair value of a liability for an asset's retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. Currently, Fortune does accrue for certain dismantlement costs through depletion and is therefore evaluating the impact the new standard will have on its financial statements.

          SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," is effective for Fortune January 1, 2002, and addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. Fortune estimates that the new standard will not have a material impact on its financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Conditionand Results of Operations

Financial Condition

          At September 30, 2001, Fortune reported working capital of $834,000, a cash balance of $806,000 and no short-term debt. Fortune's only debt is its $2,295,000 of 12% subordinated convertible notes, which are due December 31, 2007. Although oil and gas prices have declined since the first quarter of 2001, and reached a low point at the end of the third quarter of 2001, they have rebounded recently.

          Fortune reported positive cash flow in 2000 and the first quarter of 2001 because of higher oil and gas prices and increased production from successful drilling and workover activity discussed below. Fortune is now experiencing negative cash flow; however, its liquidity has improved since the end of 1999. During February through May 2000, Fortune took steps to improve its short-term liquidity by raising net proceeds of $763,000 through the sale of common stock and the exercise of common stock warrants. Also, during February and March 2000, $930,000 of Fortune's 12% convertible notes was converted to common stock. The remaining notes are convertible into common stock at $0.75 per share.

          As a result of decreases in oil and gas prices, Fortune's evaluated, net capitalized oil and gas property costs exceed its proved reserve value ceiling by $1,700,000. Consequently, Fortune expensed this excess as a non-cash impairment to oil and gas properties as of September 30, 2001. The value of Fortune's proved reserves is determined using oil and gas prices in effect at the end of each period for which a ceiling test is performed. If prices increase after the end the period, those higher prices may be used in lieu of period-end prices to calculate a lower impairment expense. Fortune used the current prices of approximately $17.01 per Bbl for oil and $2.87 per Mcf for gas to determine the impairment expense for the current quarter. This impairment expense is the primary factor in Fortune's loss increasing to $2,102,000 for the third quarter of 2001 versus $2,000 of income reported for the same period of 2001.

          Fortune's cash flow before changes in operating assets and liabilities was $(2,000) and $(231,000) for the nine months and three months ended September 30, 2001, respectively. This recent negative cash flow trend results primarily from a recent significant decline in production and the decline in prices. As previously reported, the South Timbalier Block 86 well, which contributed $257,000 of revenues during the third quarter of last year, stopped producing in March 2001 and has since produced only briefly in August 2001. Production from this well had been declining since reaching a peak in May 2000. Mechanical problems with the salt-water disposal system at La Rosa field from August 2001 through September 2001 resulted in lower production from that field during the third quarter of 2001. Repairs were completed during October that should allow field production to increase during the fourth quarter of 2001.

          Drilling and completion delays have also hindered our efforts to add new production. The Cadiz Brooks #3 was completed later than expected and we have not yet completed the West Point Dill 13-1 well. The Gamble Gully Gas Unit # 5 was also completed later than expected and its rate of production is less than expected. Furthermore, shortages of equipment and contractors have contributed to delays in spudding wells at La Rosa; however, the recent B.D. Rooke C-10 discovery began producing in September 2001. These projects are discussed below.

          Fortune has additional drilling planned for the remainder of 2001. Two more wells are planned for La Rosa and another well was recently begun at Gamble Gully. Furthermore, workover programs are ongoing at La Rosa and AWP Field. We continue to look for success from our drilling program to reverse the recent negative trend in production and cash flow.

Results of Operations

Comparison of 2001 Operating Results to 2000

Quarter ended September 30, 2001 and 2000

          Fortune's oil and gas prices decreased 18% and 32%, respectively, in the third quarter 2001 versus the same 2000 period. Fortune's oil and gas production also decreased 32% and 54%, respectively. Fortune's production gains that resulted from successful drilling and workover operations over the past year at Cadiz, Cutoff Field, La Rosa and Gamble Gully were not sufficient to offset the loss of our well at South Timbalier Block 86, mechanical difficulties at La Rosa discussed above and declines from depletion. Continued delays in completing the West Point discovery have also prevented that well from contributing to third quarter 2001 revenues. Consequently, Fortune's oil and gas revenues for the quarter ended September 30, 2001 decreased 66% to $265,000 compared to $777,000 reported during the third quarter of 2000.

          Analysis of change in oil and gas revenues -

                                      Quarter Ended
                                      September 30,
                                    ------------------  Percent
                                      2001     2000     Change
                                    --------  --------  --------
           Production
             Oil  -  Bbl               2,000     2,900    (32)%
             Gas  -  Mcf              73,100   159,400    (54)%
           Prices
             Oil  -  $/Bbl            $25.23    $30.61    (18)%
             Gas  -  $/Mcf              2.94      4.32    (32)%
           Revenues
             Oil                    $ 50,000  $ 88,000    (44)%
             Gas                     215,000   689,000    (69)%

          In early 2000, the South Timbalier 86 well was recompleted and began producing at a significantly higher rate beginning in February 2000. During the third quarter of 2000, the well produced approximately 55,700 cubic feet of gas, 370 barrels of oil and generated $257,000 of oil and gas revenue net to Fortune's interest. This well stopped producing on March 13, 2001 and the operator of the well has informed us that the well produced approximately 2 million cubic feet of gas per day for a brief period during August 2001. Further operations are planned to attempt to restore production but there is no assurance that production will resume. Fortune currently owns a 4% overriding royalty interest in this well.

          Third quarter 2001 La Rosa field gas production declined over the same quarter of 2000 as well as over second quarter of 2001 primarily because of mechanical difficulties in the primary salt water disposal well in the field. Constraints in disposing of salt water, which is produced with the oil and gas, resulted in production curtailments and delays in adding new production. The salt water disposal well was repaired in October and the operator of the field has begun restoring production.

          The Gamble Gully Gas Unit #5 discovery began producing in April 2001 and is currently producing approximately 120 MCFD. Fortune has an approximate 24% net revenue interest in this well.

          Analysis of change in selected expenses -

                                                          Quarter Ended
                                                          September 30,
                                                   -------------------------    Percent
                                                       2001         2000        Change
                                                   -----------   -----------   ----------
        Production and operating expense           $   140,000   $   153,000      (8)%
           -  per MCFE                                    1.65          0.87      90%
        Depreciation, depletion and amortization       162,000       280,000     (42)%
           -  per MCFE                                    1.91          1.59      20%

          Production and operating expense decreased by $13,000 for the third quarter of 2001 versus 2000 because of lower production taxes that resulted from the lower revenues. Lower production during the most recent quarter contributed to the higher per MCFE operating cost this year.

          Fortune's provision for depletion, depreciation and amortization (DD&A) decreased by $118,000 in the third quarter of 2001 as compared to 2000 because of the lower production. The higher DD&A rate per MCFE results from higher property costs in relation to proved reserves. This rate is calculated before considering the third quarter 2001 ceiling impairment. As discussed above, the low oil and gas prices at September 30, 2001 resulted in Fortune incurring an impairment to oil and gas properties of $2,650,000 on that date.

                                               September 30,
                                           ---------------------    Percent
                                              2001       2000       Change
                                           ---------   ---------   ---------

      General and administrative expense   $ 304,000   $ 288,000       6%
      Interest expense                        70,000      69,000       1%

Nine months ended September 30, 2001 and 2000

          Lower oil and gas production and lower oil prices resulted in lower oil and gas revenues for the first nine months of 2001 compared to the same 2000 period. The impairment to oil and gas properties discussed above is the primarily factor in Fortune's net loss increasing to $2,206,000 during 2001 compared to a net loss of $495,000 for the same 2000 period.

          Analysis of change in oil and gas revenues -

                                        Nine Months Ended
                                         September 30,
                                    ----------------------    Percent
                                        2001       2000       Change
                                    ----------  ----------  ----------
           Production
             Oil  -  Bbl                 6,000       9,600     (37)%
             Gas  -  Mcf               263,900     422,200     (37)%
           Prices
             Oil  -  $/Bbl              $26.29      $29.09     (10)%
             Gas  -  $/Mcf                5.39        3.59      50%
           Revenues
             Oil                      $158,000    $279,000     (43)%
             Gas                     1,422,000   1,514,000      (6)%

          The production declines discussed above were the primary contributors to the decrease in production and the decrease in oil and gas revenue from 2000 to 2001.

          Analysis of change in selected expenses -

                                                    Nine Months Ended
                                                       September 30,
                                                   --------------------    Percent
                                                      2001       2000      Change
                                                   ---------  ---------  ----------

        Production and operating expense           $ 463,000  $ 438,000      6%
           -  per MCFE                                  1.54       0.91     69%
        Depreciation, depletion and amortization     471,000    699,000    (33)%
           -  per MCFE                                  1.57       1.46      8%

          Production and operating expense increased by $25,000 for the first nine months of 2001 versus 2000 because of higher production taxes and more producing properties in 2001. These factors, along with lower production, also contributed to the higher 2001 operating cost per MCFE.

          Fortune's provision for DD&A decreased by $228,000 in the first nine months of 2001 as compared to 2000 primarily because of lower production.

                                             Nine Months Ended
                                               September 30,
                                           ----------------------    Percent
                                              2001        2000       Change
                                           ----------  ----------  ----------
      General and administrative expense   $  977,000  $  852,000      15%
      Interest expense                        209,000     207,000       1%

          General and administrative expense increased $125,000 for the first nine months of 2001 versus 2000 because of higher costs in most categories of overhead. Also during 2000, Fortune incurred a $118,000 non-cash extraordinary loss on early extinguishments of debt in 2000 which represents a premium equal to one year's interest paid in common stock to noteholders who converted their 12% convertible subordinated notes to common stock.

Liquidity and Capital Resources

          Cash Balance, Working Capital and Cash Flows from Operating Activities

          Fortune reported cash flow of $(161,000) from its operating activities during the third quarter of 2001 compared to $310,000 during the same 2000 period. Before considering the effect of changes in operating assets and liabilities, cash flow was a negative $231,000 during the second quarter of 2001 compared to a positive $291,000 during the same 2000 period. As discussed above, lower production and lower oil and gas prices accounts for this significant decrease in cash flow. Fortune is attempting to reverse this negative trend in cash flow by seeking to invest its capital resources in successful exploration and development projects.

          Analysis of changes in selected liquidity measures -

                                             As of
                                  --------------------------
                                  September 30, December 31,     Percent
                                      2001          2000         Change
                                  ------------  ------------  ------------
      Cash balance                $    806,000  $  1,028,000      (22)%
      Net working capital              834,000     1,424,000      (41)%
      Long-term debt                 2,295,000     2,295,000        -

                                          Quarter ended September 30,
                                          ----------------------------     Percent
                                              2001           2000          Change
                                          -------------  -------------  -----------
      Cash flow from operations before
         changes in operating assets
         and liabilities                  $    (231,000) $     291,000       N/A
      Adjustment for change in operating
         assets and liabilities                  70,000         19,000       268%
                                          -------------  -------------  -----------
      Cash flow from operating activities $    (161,000) $     310,000       N/A
                                          =============  =============  ===========

          Lower production and lower oil prices for the first nine months of 2001 contributed to the lower cash flow during the period versus the same 2000 period.

                                                Nine months ended
                                                 September 30,
                                          ----------------------------     Percent
                                              2001           2000          Change
                                          -------------  -------------  -----------

      Cash flow from operations before
         changes in operating assets
         and liabilities                  $      (2,000) $     344,000       N/A
      Adjustment for change in operating
         assets and liabilities                 378,000       (201,000)      N/A
                                          -------------  -------------  -----------
      Cash flow from operating activities $     376,000  $     143,000       163%
                                          =============  =============  ===========

          Cash Used in Investing Activities - Capital Expenditures

          Expenditures for oil and gas properties for the first nine months of 2001 were $584,000 compared to $524,000 for the same period in 2000.

          The 2001 expenditures include primarily:

      drilling and completing the successful Brooks #3 well at Cadiz prospect;
      drilling and completing the successful Gamble Gully Koemel #1 sidetrack well;
      drilling and completing the successful La Rosa B.D. Rooke C-10 well;
      drilling the unsuccessful La Rosa B.D. Rooke C-11 well;
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

          The Gamble Gully Gas Unit #5 (previously called the Koemel #1) was completed in the first quarter of 2001 and began producing in April 2001 at approximately 130 mcfd. Fortune has an approximate 24% net revenue interest in this project.

          Logging results of the West Point Dill #13-9 well, the initial exploratory well at the West Point Prospect, indicated that the well encountered apparent pay in multiple formations. Attempts to complete three of the potentially productive zones have been unsuccessful. The operator is currently attempting a completion in the Chandler sand. Fortune incurred approximately $132,000 through September 30, 2001 to acquire and drill this well. Fortune owns a 20% working interest in the West Point Prospect.

          In response to historically high oil and gas prices earlier this year, the partners in the La Rosa field formulated a re-completion program to increase production which is continuing. Recompletions of wells have resulted in additional production and further activity is planned. Fortune and its partners recently reprocessed their 24-square mile proprietary 3-D seismic using pre-stack time migration. Fortune believes this reprocessing has significantly enhanced the data. The operator has proposed four new wells from this data. The first well spud in late July and was plugged and abandoned in early August. The second well, the B.D. Rooke C-10, was completed in September 2001 and the third well is expected to be spud as soon as a drilling rig is available. Fortune owns an 18.75% working interest in the four new prospects in the La Rosa Field (approximate 15% net revenue interest) and will spend approximately $30,000 to $40,000 to drill each well. Completion costs will average approximately $20,000 per well to Fortune’s interest.

          Fortune and its partners are continuing to work the 3-D seismic data and refine our shallow and deep prospects in Espiritu Santo Bay. The operator and another partner are continuing their efforts to farmout their interest in certain of their deep rights, and we do not expect a deep well to be spud until after they have farmed out at least a portion of their interest.

Oil and Gas Prices

          Conditions outside of our control influence the prices we receive for oil and gas. Currently, spot prices are approximately $17.01 per barrel for oil production and $2.87 per MCF for gas.

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

          Fortune has incurred net losses for each of the last several years. Fortune has incurred substantial net losses in certain prior years and year to date 2001. Until Fortune experiences either increased production or increased prices, this trend will continue.

          Accounting rules may result in additional write-downs of property values. We report our operations using the full-cost method of accounting for oil and gas properties. Under these rules, all exploration and development costs are capitalized. The net capitalized costs of properties may not exceed a "ceiling" limit of the tax-effected present value of estimated future net revenues from proved reserves, discounted at 10%, plus the lower of cost or fair market value of unproved properties. This requires calculating future revenues at the unescalated prices in effect as of the end of each fiscal quarter. If prices increase after the end of a quarter but before we report our operating results, those higher prices may be used in lieu of period-end prices to reduce or eliminate a write-down. A write-down is required if the net capitalized costs of the properties exceed the ceiling limit, even if price declines are only temporary. The risk that we will be required to write down the carrying value of our properties increases when oil and gas prices are depressed or unusually volatile or when previously unevaluated properties carried at cost are determined to be worth less than that cost. We recognized a $1,700,000 impairment during the third quarter of 2001. This write-down was determined using prices which had increased after the end of the third quarter. Had we used prices in effect at September 30, 2001, the write-down would have been approximately $3.1 million. As a result of continued volatile oil and gas prices, we may incur further impairments in the future.

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

          Fortune's estimates of proved reserves and future net revenue may not be accurate. Fortune's proved reserve data represent estimates which may prove to be incorrect over time. The accuracy of any reserve estimate is a function of available data and of engineering and geological interpretation and judgment. The estimates are based upon certain assumptions about future production levels, future drilling, future oil and gas prices and future operating costs, some or all of which will likely change over time. Estimates and classifications of the economically recoverable oil and gas reserves by different engineers or by the same engineers at different times may vary substantially. Certain of Fortune's proved reserves have a short production history and approximately 52% of Fortune's proved reserves as of December 31, 2000 were undeveloped. Undeveloped reserves require significant expenditures of capital before production can commence. Estimates of undeveloped reserves and those with a short production history are inherently more uncertain than estimates of producing reserves with a long production history.

          Our production is volatile and may be dependent upon a limited number of producing wells. In 1999, Fortune's well at South Timbalier Block 76 was our most prolific producer accounting for over 30% of our oil and gas revenues. In early 2000, a recompletion of a well at South Timbalier Block 86 resulted in that well becoming our most prolific producer, accounting for approximately 28% of our oil and gas revenues in 2000. On September 28, 2000, the Cut Off field recompletion resulted in that well becoming our most prolific producer, accounting for approximately 25% of our fourth quarter 2000 oil and gas revenues. During the third quarter of 2001, these wells combined accounted for only 20% of Fortune oil and gas revenues and no single well that Fortune currently owns accounts for more than 20% or our oil and gas revenues. Because the South Timbalier Block 86 well and the Cut Off field wells have a limited production history, it is difficult to predict accurately their production decline rates or ultimate reserves. The South Timbalier Block 86 well is currently shut in and there is no assurance that production can be resumed. This well accounted for 14% of Fortune's first quarter 2001 oil and gas revenues. Although the concentration of production in a few well bores has been reduced recently, Fortune has historically been reliant on individually significant wells and that reliance may return. A significant curtailment or loss of production from an individually significant well for a prolonged period before we could replace that well could have a material adverse effect on our projected operating results and financial condition.

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

          Fortune has substantial debt due in 2007. At September 30, 2001, Fortune had $2,295,000 of 12% subordinated convertible notes outstanding that are due December 31, 2007. All of these notes are convertible by the holder at $0.75 per share or redeemable by Fortune at par. Fortune has realized significant net losses that have resulted in an accumulated deficit of approximately $31 million at September 30, 2001. Fortune also realized negative cash flows in calendar years 1999 and 1998 and during the latest two quarters of 2001. Based on these historical operating results, historical fluctuating oil and gas prices and the uncertainties of projecting long-term production and cash flows from current oil and gas prices and reserves, there is risk that Fortune's cash flow will not increase sufficiently to allow us to repay the convertible subordinated notes or to make the required quarterly interest payments as they become due. In the event that Fortune defaults in the payment of interest or principal obligations on this debt, it would become immediately due and payable.

          In the event that Fortune's cash flow does not increase or management determines to accelerate the growth plans for Fortune, we may require additional equity and/or debt financing to service our notes if they are not converted to equity. Fortune's projections of production, cash flow and capital requirements are based upon numerous assumptions about the future, including: oil and gas prices, production decline rates, estimates of oil and gas reserves, costs, absence of major operating disruptions and catastrophes, timing of projects and markets for our production. See the other risk factors herein for a discussion of risks associated with Fortune and future projections made by us. If we do not experience a sufficient increase in cash flow or we experience increases in capital requirements, and we are unable to raise capital, we may need to take other steps to maintain our ability to service the notes. Those steps might include reducing overhead, foregoing our participation in projects or selling assets.

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

          None

ITEM 3.    Defaults Upon Senior Securities

          None

ITEM 4.    Submission of Matters to a Vote of Securities Holders

          None

ITEM 5. Other Information

          None

ITEM 6.    Exhibits and Reports on Form 8-K

(a)    EXHIBITS

Exhibit No.	Description
10.1*	Form of Option Exercise Grant and Extension Agreement, as amended, between all executives and directors and Registrant

(b)    REPORTS ON FORM 8-K / 8K-A

          A report on Form 8-K was filed with the Securities and Exchange Commission on November 13, 2001 to report Fortune's press release of its third quarter 2001 financial reesults.

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

Date:      November 13, 2001