Form 10KSB
period 2001-12-31
FORTUNE NATURAL RESOURCES CORP
filed 2002-04-12
CIK 38242

2001
================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      State issuers revenues for its most recent fiscal year $1,819,000.

      State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within 60 days prior to the date of filing.


      The aggregate market value of voting stock held by non-affiliates at March 28, 2002: $6,199,000


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Shares of common stock outstanding as of March 28, 2002:  16,615,685


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

                                      None

                                     PART I

Items 1 and 2.   Business and Properties

General

      Fortune Natural Resources Corporation is an independent oil and gas exploration and production company. We explore, develop and produce oil and gas from properties located onshore and offshore Louisiana and Texas and onshore Mississippi.

      Fortune primarily explores for significant oil and gas reserves using advanced 3D or reprocessed 2D seismic and computer aided exploration technology. We believe that the use of this technology provides more accurate and comprehensive geological data for evaluating drilling prospects than traditional evaluation methods. Fortune has been acquiring interests in oil and gas prospects on the Gulf Coast and is continually evaluating 3D and 2D exploration projects. Fortune also seeks to acquire producing properties at attractive prices.


Strategy

      Fortune's strategy is to invest in a diversified portfolio of oil and gas exploration and development projects within its area of interest. Fortune has invested in seismic programs to identify new exploration prospects, in exploration prospects ready to drill, and in producing properties with additional development potential, each described in more detail below.

      Fortune has historically participated as a minority, non-operating interest holder in a variety of exploration and development projects. However, Fortune has recently changed its strategy to focus on larger working interests where Fortune can also serve as operator, as contemplated in the recently acquired onshore exploration program that is discussed below. Taking a controlling, operating interest in some projects and a minority non-operating position in other high-potential projects exposes Fortune to potentially significant reserves while minimizing its losses if the exploration wells are unproductive. Fortune believes that this strategy will help it to better control the exploration projects in which it participates.

      Fortune's approach to prospect acquisition is twofold. We seek prospects on an opportunistic basis by evaluating individual prospect opportunities that other oil and gas companies or consultants present to us or that we develop internally. This strategy focuses on prospects developed by companies that have particular expertise in specific exploration areas. We then use our staff and our consultants to analyze the exploration data. We also seek to develop prospects through multi-year strategic joint ventures designed to evaluate large areas for potential drilling prospects. Examples of this approach are the newly acquired onshore exploration program and an ongoing 3D seismic venture near the Texas coast at the La Rosa Field.

      Fortune and its partners use advanced technologies including, where appropriate, 2D and 3D seismic and CAEX technology in evaluating drilling prospects. Fortune believes that these techniques have undergone important technological advances in recent years and that their use can provide Fortune with a more accurate and complete prospect evaluation. These advancements should materially increase the likelihood of finding commercial quantities of oil and gas at lower costs.

      Fortune actively participates in the evaluation of the properties and prospects in which it invests. In order to employ advanced technology while controlling fixed operating costs, Fortune has, in the past, primarily relied on industry consultants for its project evaluations. Although we still use outside experts, we now perform most of the technical reviews internally. With downsizing and reorganizing by larger oil companies in recent years, Fortune has found that highly qualified prospect originators and technical advisors are available as consultants and joint venturers. This enables Fortune to acquire expert technical assistance in its target geographic areas, when needed, while avoiding the overhead associated with a larger number of employees. Fortune does not have contracts with its consultants that obligate them to continue their availability to Fortune. However, we believe that highly competent consultants will continue to be available to provide services to Fortune for the foreseeable future.

      Substantially all of our current and proposed activities involve a high degree of risk, including the risk that we will make substantial investments in properties and wells without achieving commercial production. While Fortune tries to manage risk through careful evaluation of potential investments and diversification, our efforts may not be successful.

Onshore Exploration Program

      In February 2002, Fortune acquired a 25% working interest and an operating position in an ongoing onshore oil and gas exploration and development venture in Texas. The venture makes use of a seismic database originated by Exxon. Fortune financed its initial acquisition of the working interest in the venture with short-term bridge financing of $500,000. For more information about the bridge financing, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Events."

      The venture is based on access to nearly 50,000 line miles of Exxon's proprietary 2D seismic database covering East Texas, the Texas Gulf Coast and South Texas. While access to the data is significant, the real key to the venture is the reprocessing of the data with the latest state of the art technology and processing techniques. We believe that reprocessing has significantly enhanced the value of the data and has resulted in new drilling opportunities not previously recognized. Because the data has not previously been available to the industry, the opportunity presented by the venture is truly unique.

      The reprocessing oversight and prospect generation of the venture is being undertaken by a newly formed entity called Cymraec, Inc. Cymraec was formed by three individuals with over sixty years of combined experience in the industry with both major oil and gas companies and large independents. Cymraec has overseen the acquisition of the Exxon seismic database and is directing its reprocessing under a turnkey contract with Kelman Technologies, Inc., a Toronto Stock Exchange listed company, based in Calgary with offices in Houston, Texas. Once the seismic data has been reprocessed, it is given to Seismic Exchange Inc. (which acquired the exclusive right from Exxon to license the database to third parties). Seismic Exchange Inc. may in turn license the reprocessed data to other third parties. However, Cymraec (as well as Fortune under the terms of the Exploration Agreement described below) retains a perpetual license in the data and may use it to generate prospects, acquire leases and conduct exploration activities. The arrangement with Seismic Exchange Inc. requires that all of the Exxon seismic be reprocessed.

      Fortune is a co-operating partner along with Prime Energy Corp (NASDAQ:
PNRG). Prime owns a 25% initial working interest, and the remaining 50% working interest is owned by certain unaffiliated entities referred to as the seismic partners. As co-operating partners, Fortune and Prime will control the leasing of the prospects identified by Cymraec and will control and operate the drilling, completion, development and production of each prospect in the program. The seismic partners are obligated to pay for the reprocessing of the seismic. We anticipate that Fortune's share of prospect, drilling, completion and development costs through December 31, 2002 could be up to $3,000,000.

      The reprocessing phase of the project began in early 2001, and over 30 potential prospects have already been identified with only 10% of the data reprocessed and interpreted. We anticipate nearly 250 identified prospect leads will generate a minimum of 50 drillable prospects over the next few years. Many of the current prospects are supported with seismic attributes (reducing risk significantly) and range from 2,000 feet to 14,000 feet in depth. We anticipate additional plays will be identified with similar characteristics as reprocessing continues on the remaining approximately 90% of the data.

      We have targeted the prolific Wilcox, Yegua, Vicksburg and Frio producing trends along the Texas Gulf Coast, in areas of developed infrastructure, for exploration, and the majority of the Exxon seismic data is located in these trends. According to the United States Geological Survey as of December 2000, these Texas trends may have nearly 40 Tcf of undiscovered reserve potential.

      It is anticipated that we will lease up to 35 prospects in the first two years of the program based on an initial review of the reprocessed data. We expect that drilling will commence by the middle of the first year with approximately six to ten wells followed by approximately 15 to 20 wells in the second year. It is anticipated that the maximum net proceeds of the private placement offering discussed below will enable Fortune to fund its share of the venture over the next two years. See "Management's Discussion and Analysis - Recent Events." The success of the program will depend, in part, on the ability of Cymraec to identify prospect leads from the reprocessed data and of the co-operating partners to obtain oil and gas leases on the identified prospects, as well as on the success of exploration drilling.

      Under the terms of the program exploration agreement, Cymraec will oversee the reprocessing of the seismic data and will generate prospects. Fortune and Prime will pay all leasing costs and Cymraec's overhead and one will serve as the operator on any prospects generated from the reprocessed Exxon seismic database. Once a prospect is identified, Fortune and Prime, as operators, will seek to obtain oil and gas leases for the prospect and, if successful, will propose the drilling of a well to the seismic partners. Those seismic partners which elect to participate in the prospect will reimburse the operator for one-half of the leasing and certain other costs and will pay one-half of the dry hole costs. Fortune and Prime will pay the remainder of the costs. Any seismic partner which elects not to participate may farmout their interest to Fortune and Prime retaining a 1/16th (6.25%) back-in working interest after payout (BIAPO). Cymraec will also earn a 1/16th (6.25%) BIAPO on all program prospects. One-half of Cymraec's BIAPO will be borne by Fortune and one-half by Prime. Cymraec and one other unrelated party also collectively will have an overriding royalty interest in the prospects of between 2-1/2% to 4%. The overriding royalty interests will be borne pro rata by all program participants.

Significant Properties and Activities

La Rosa Proprietary 3D Seismic Exploration Program - Refugio County, Texas

      In 1994, Fortune acquired a 50% working interest in the La Rosa Field, a producing oil and gas field. In January 1997, Fortune's working interest was reduced to 37.5% as the result of an after-payout back-in. On February 13, 1997, Fortune and its partners began a proprietary 3D seismic survey covering 24 square miles over the La Rosa Field and surrounding acreage in Refugio County, Texas. Processing of the 3D seismic survey was completed in September 1997. Fortune farmed out 50% of its rights in this seismic program in exchange for the payment of all of Fortune's 3D survey costs. Accordingly, Fortune currently owns an 18.75% working interest in any newly generated prospects and a 37.5% working interest in production from wells drilled before the 3D seismic survey commenced. Fortune's net revenue interest is generally approximately 15.2% in the newly generated prospects and approximately 30.4% in the previously existing well bores.

      Fortune and its working interest partners currently own 5,536 acres in the field. The first well drilled based upon the 3D data was spud December 2, 1997. Since the 3D seismic survey was shot, 15 wells have been spud. Nine of these wells have been completed and six have been plugged and abandoned. Three of these wells (the C-11, C-10 and C-12) were spud in 2001.

      The La Rosa C-11 well was spud on July 28, 2001 and plugged in August 2001. Fortune owned an 18.75% working interest in the well and its share of the drilling cost was approximately $30,000.

      The La Rosa C-10 well was spud on August 4, 2001 and logged on August 16, 2001 as a discovery. Log evaluation indicates that the well has an aggregate 89 feet of pay sand in multiple zones. The well is currently producing approximately 365,000 cubic feet of gas per day. Fortune owns an 18.75% working interest in the well; its share of the drilling and completion cost was approximately $53,000.

      The La Rosa C-12 well was spud on December 11, 2001 and logged on January 13, 2002 as a discovery. Log evaluation indicates that the well has approximately 20 feet of aggregate pay sand in multiple zones. The well was completed on February 18, 2002 and is currently producing approximately 40 to 50 barrels of oil per day and 30,000 cubic feet of gas per day. Fortune owns an 18.75% working interest in the well and incurred approximately $56,000 for its share of drilling and completion costs.

      In response to historically high oil and gas prices, the partners in the La Rosa field began a re-completion program to increase production during the second quarter of 2000. The La Rosa Unit #28 (previously named the Spaulding #11 well), the first operation in this program, was brought on production on June 22, 2000, with an initial flow rate of 1 million cubic feet of gas per day. The well is currently producing approximately 300,000 cubic feet of gas per day. Fortune owns a 37.5% working interest in the well and spent less than $10,000 to fund its share of the recompletion. Recompletions of other wells in 2000 and 2001 have resulted in additional production, and more are planned. The partners have also reprocessed the proprietary 3D seismic data acquired over the field to better define the additional exploration and development targets. We attribute the discoveries at the La Rosa C-10 and C-12 to the reprocessed seismic.


Cadiz Prospect - Bee County, Texas

      Fortune owns non-operating working interests in approximately 900 acres in the Cadiz Prospect where three successful wells have been drilled on 3-D seismic anomaly prospects that were farmed-out to Prime Energy Corporation. On the first two wells, Fortune paid 3.75% of the drilling costs and 6.5625% of the completion cost. On the third well, Fortune paid 6.5625% of the drilling and completion cost. Fortune's net revenue interest is approximately 5.3% on all three wells.

      The first well, the Brooks #1, was spud on April 22, 2000 and completed on June 23, 2000. The well encountered approximately 175 feet of net pay in four potentially productive zones. Log analysis shows 63 feet of net pay in the Lower Luling, 60 feet of net pay in the Lower Slick, eight feet of net pay in a Wilcox stringer sand and 44 feet of net pay in the Upper Luling. The Upper Slick sand is also potentially productive in this well.

      The well was perforated in 10 feet of the Lower Luling sand. Production commenced on July 24, 2000 at 2 million cubic feet of gas per day and is currently flowing approximately 700,000 cubic feet of gas equivalent per day. The partners are evaluating whether to perforate more of the 63 feet of net pay in the Lower Luling sand to increase production. The other potential zones will be perforated after the lower zones have been produced fully. The total cost to Fortune to drill and complete this well was approximately $32,000.

      The second Cadiz well, the Brooks #2, was spud August 12, 2000 and was completed on September 26, 2000. Final logging results indicated that the Brooks #2 encountered approximately 40 feet of net pay in the Slick sand and then crossed a fault and did not see the principal target Luling sands. The well has been perforated in the top portion of the Slick sand and is currently flowing approximately 130,000 cubic feet of gas per day. Fortune's cost to drill and complete the Brooks #2 was approximately $26,000.

      The Brooks #3 was spud March 16, 2001 and completed on July 4, 2001. This well was designed to reach the Luling sand that was faulted out in the Brooks #2. The well encountered approximately 55 feet of net pay in Slick sand and up to 160 feet of prospective net pay in the Luling sand. The well is currently producing approximately 870,000 cubic feet of gas per day from the Luling sand. Fortune's cost to drill and complete the Brooks #3 well was approximately $52,000.

Espiritu Santo Bay Proprietary 3D Seismic Exploration
Joint Venture -- offshore Calhoun County, Texas

      In early 1997, Fortune entered into a multi-year proprietary 3D seismic joint venture to evaluate and identify exploration prospects in a 166.5 square mile AMI in and around the Texas transition zone, including the intracoastal waters at Espiritu Santo Bay. The Joint venture has completed a 135-square mile proprietary 3D seismic survey. Fortune and its working interest partners currently own approximately 21,000 leasehold acres. The joint venture agreement extends through July 15, 2005 with both seismic data rights and a bay-wide area of mutual interest in effect for three additional years. As a result of two acquisitions in late 2000 which are discussed below, Fortune currently owns a 12.5% to 14.5% working interest in a substantial portion of the acreage in the AMI and a 6.25% working interest in deep horizons below three state tracts in the Grass Island area within the AMI.

      Seismic acquisition activities began in April 1997 and were completed in September 1997. Although prospects have been identified, there is no assurance that significant commercial quantities of hydrocarbons will be discovered. Drilling began in September 1998. Fortune has participated in six wells within the AMI. Four wells have been plugged and two have been completed.

      During the third quarter of 1999, Fortune and substantially all of the working interest owners at Espiritu Santo Bay farmed out their interest in the first Grass Island deep prospect to McMoRan Oil and Gas, LLC, a wholly-owned subsidiary of McMoRan Exploration Company.

      The farmout agreement, as it relates to Fortune, provided for McMoRan and its exploration program partners to pay 100% of all costs for the farmout well attributable to Fortune's interest in exchange for 50% of Fortune's working interest in a 3,200 acre prospect area. Fortune retained the right to 50% of its original interest in the well once McMoRan recovered all of its costs out of production revenues. Fortune also retained its proportionate share of an approximate 3.4% overriding royalty interest. Fortune's working interest in the 3,200 acre prospect prior to the farmout was approximately 7.4%.

      The farmout well, the State Tract 210 #6, was spud on November 1, 1999 to test Frio sand objectives. The well reached total depth on December 14, 1999, whereupon McMoRan ran casing to total depth and began evaluating the sands encountered in the well. In March 2000, McMoRan informed Fortune that it did not plan to test the State Tract 210 #6. Fortune and its partners reacquired all of McMoran's rights in the wellbore in June 2000, and concluded the test of the State Tract 210-#6 well. Although the Frio sands tested did flow hydrocarbons intermittently, the sands were tight and lacked sufficient permeability to produce at consistent economic rates. It is believed that permeability may improve significantly on the structure's flanks. Fortune is encouraged that it found hydrocarbons in these Frio sands and believes that this discovery has positive implications on future wells on the Grass Island deep prospect and on its other prospects elsewhere in Espiritu Santo Bay. The well was abandoned in the Frio zones. Fortune's cost to test and abandon the well was approximately $67,000.

      In December 2000, Fortune acquired additional interests in its Espiritu Santo Bay project in two separate acquisitions. In one acquisition, Fairfield Resources Corporation, one of the original working interest owners in the Espiritu Santo Bay AMI, sold its interest to Fortune and the remaining partners. Fortune's share of this acquisition was approximately 2%. In the second acquisition, the working interest owners reacquired all of the interest previously farmed out to McMoRan in the 3,200 acre prospect area.

      Fortune and its partners are continuing to work the 3-D seismic data and refine our shallow and deep prospects in Espiritu Santo Bay. The operator and another partner are continuing their efforts to farmout their interest in certain of their deep rights, and we do not expect a deep well to be spud until after they have farmed out at least a portion of their interest. Because of the continued uncertainty over when or if additional drilling will commence at this property, at December 31, 2001, Fortune transferred its remaining $556,000 of net unevaluated property costs in Espiritu Santo Bay to the evaluated property account that is subject to amortization and the full cost ceiling test.

Cut-Off Field - Lafourche Parish, Louisiana

      In July 2000, Fortune completed an acquisition of a net 35% before payout, non-operated working interest in a producing well in the Cut-Off Field, Lafourche Parish, Louisiana. Fortune and its partners acquired the property with the intention of increasing production by recompleting the well.

      The well was recompleted at the end of September 2000 with initial production of approximately 2 million cubic feet of gas per day and 30 barrels of condensate per day. Fortune's 35% working interest share of the acquisition and recompletion was approximately $186,000. This was one of Fortune's most prolific wells in the fourth quarter of 2000. The well stopped producing on October 2, 2002 and is still shut in. Fortune plans to sell its interest in this well to certain other partners who may attempt to reestablish production. This project paid out in December 2000, thereby reducing Fortune's working interest to approximately 31.5%.

Gamble Gully Prospect - Live Oak County, Texas

      In 1998 Fortune and its partners began acquiring acreage and seismic in the Gamble Gully Prospect to pursue a strategy to establish or reestablish production from existing well bores in Wilcox sands. Fortune has a 30% working interest and an approximate 24% net revenue interest in the prospect. Two operations were conducted in 1998 by attempting to drill horizontal laterals from existing vertical well bores. The results of these operations were inconclusive and no production was established. In November 2000, Fortune and its partner began an operation to reenter one of those wells, the Gamble Gully Gas Unit #5, and attempt a vertical sidetrack. The initial phase of the operation was completed in November and the second phase, the sidetrack, commenced January 6, 2001. The Gamble Gully Gas Unit #5 was completed in the first quarter of 2001 and began producing in April 2001 at approximately 130,000 cubic feet of gas per day. Fortune's total drilling and evaluation costs were approximately $143,000.

      The Gamble Gully Gas Unit #6 was spud on October 4, 2001 and logged as a potential discovery on November 12, 2001. Attempts to complete this well have been unsuccessful thus far and the operator has recently informed Fortune that the well is not commercial. Fortune's cost on this well have approximated $107,000 through December 31, 2001.

West Point - Clay County, Mississippi

      The West Point Dill #13-9, the initial exploratory well at the West Point Prospect, was spud May 10, 2001 and logged on July 16, 2001. Although logging results indicated that the well encountered apparent pay in multiple formations, attempts to complete the potentially productive zones have been unsuccessful. The operator has informed Fortune that it plans to plug the well. Fortune incurred approximately $174,000 through December 31, 2001 to acquire, drill and complete this well. Fortune owns a 20% working interest in the West Point Prospect.

South Timbalier Block 76 - federal waters, offshore Louisiana

      Prior to 2000, South Timbalier Block 76 was Fortune's most prolific producer, accounting for approximately one-third of Fortune's revenues and proved reserves in 1999. This property, acquired in December 1995, includes a producing well that was completed in 1990, a drilling and production platform and a transmission line. Fortune owns a 12.5% working interest and a 9.375% net revenue interest in the property.

      The well has also experienced significant production declines in recent years; however, it has already returned over two times Fortune's initial investment. Fortune has plans for a sidetrack of the existing wellbore once the currently producing zone depletes.

South Timbalier Block 86 - federal waters, offshore Louisiana

    Sonat Exploration Company successfully completed a well in late 1998 on South Timbalier Block 86, a property Fortune farmed out in 1997. The log on the South Timbalier Block 86 well indicated two productive reservoirs. Production from the deep reservoir commenced in March 1999 at approximately 15 million cubic feet of gas per day and 100 barrels of oil per day. In February 2000, this well was recompleted into the second reservoir and subsequently reached production rates as high as 20 million cubic feet of gas per day and 100 barrels of condensate per day. Fortune owned a 3.167% overriding royalty interest before payout and 4% after payout in the well. The well paid out in May 2000. In 2000, this well accounted for approximately 28% of Fortune's oil and gas revenue. Although the well stopped producing on March 13, 2001, it did produce approximately 2 million cubic feet of gas per day for a brief period during August 2001. Further operations are being considered in an attempt to restore production but there is no assurance that production will resume.

Bay Marchand Block 5 - state waters, offshore Louisiana

      Fortune also farmed out its interest in Bay Marchand Block 5 to Bois d'Arc Operating Corporation, which successfully completed a well in the spring of 1999. Fortune's leasehold interest was unitized with adjacent producing acreage. As a result, Fortune now owns a 0.24% overriding royalty interest in the entire unit, which contains two wells producing from three zones. This unit is producing approximately 300 barrels of oil per day and 350,000 cubic feet of gas per day. As production decreases in the oil and gas zones currently producing on these two projects, significant reserves and production are anticipated from future recompletions into behind pipe zones.

Bacon Prospect - Chickasaw County, Mississippi

      Fortune has participated in four wells on the Bacon prospect in Mississippi's Black Warrior Basin. Fortune's working interest and net revenue interest in this prospect are approximately 10% and 8%, respectively. The Bacon prospect Ivy #24-11 was completed in May 2000 as a new discovery. The Ivy #24-11 log indicated that this well is productive in both the Lewis and the Abernathy sands and it is currently producing approximately 40,000 cubic feet of gas per day from both sands. Fortune's share of the drilling and completion costs was approximately $23,000.

      The Brand 24-5 #1 well was logged and completed in late September 1999 with Lewis and Evans sand pay zones 35 feet structurally higher to the same zones in our Anderson #24-7 discovery in December 1998. Fortune's cost for this well was approximately $19,000. The Lewis sand is currently producing approximately 800,000 cubic feet of gas per day and the Evans sand is expected to be completed after the Lewis sand depletes.

      The Bacon Prospect Anderson #24-7 was logged and completed on December 28, 1998 with three pay zones totaling approximately 95' of gross pay and 29' of net pay. The deepest pay sand, the Lewis, was completed during the second quarter of 1999 and is currently producing about 50,000 cubic feet of gas per day. The upper zones of interest (the Evans and Abernathy "B" sands) will not be tested until the lower zone has depleted. Fortune's cost for the shallow well was approximately $26,000.

AWP Field - McMullen County, Texas

      In 1992, Fortune acquired a 10% working interest in the AWP Field. The field includes approximately 2,900 acres of oil and gas leases, 43 producing oil and gas wells and nine proved undeveloped locations remaining to be drilled on either 40 or 80 acre spacing. The operator of this field has undertaken a well recompletion and stimulation program to increase field production. The program is ongoing but early results are encouraging.

Belle Pepper and Belle Jeffers Fields, Webb County, Texas

      In 1995, Fortune acquired a 20% working interest and 14.8% net revenue interest in approximately 2,300 acres of mineral leases, including seven currently producing gas wells, in the Belle Pepper and Belle Jeffers Fields. The Lobo sand in this area has very low permeability, under one millidarce, which has qualified the reservoir as a "tight" gas sand.

Other Properties

      Fortune owns various interests in other nonproducing properties that are being evaluated for drilling, farmout or resale opportunities.

Drilling Activities

      The following table sets forth information regarding wells drilled by Fortune in its two most recent years:

                             WELL DRILLING ACTIVITY

                                  Year Ended December 31,
                              ------------------------------
                                    2001           2000
                              --------------  --------------
                               Gross    Net    Gross    Net
                              ------  ------  ------  ------
      Exploratory Wells
        Productive                 3    0.55       4    0.51
        Dry                        1    0.19       1    0.10
                              ------  ------  ------  ------
                                   4    0.74       5    0.61
                              ======  ======  ======  ======
      Development Wells
        Productive                 -       -       1    0.10
        Dry                        -       -       -       -
                              ------  ------  ------  ------
                                   -       -       1    0.10
                              ======  ======  ======  ======

      At December 31, 2001, Fortune had 3 gross (0.69 net) wells in the process of either being drilled or completed.

Oil and Gas Reserves

      Fortune's reserves are located onshore and offshore Texas and Louisiana and onshore Mississippi. Proved reserves represent estimated quantities of oil and gas which geological and engineering data demonstrate with reasonable certainty to be recoverable from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are proved reserves that are expected to be recovered through existing wells using existing equipment and operating methods.

      The oil and gas reserve estimates presented below were determined by Huddleston & Co., Inc., Houston, Texas, independent petroleum engineers. Such estimates are subject to numerous uncertainties inherent in estimating proved reserves and in projecting future production and costs. These estimates are based on the price at which the product was sold as of the end of each year. The accuracy of any reserve estimate is a function of available data and of engineering and geological interpretation and judgment. Estimates of the economically recoverable oil and gas reserves and classifications of such reserves based on risk of recovery by different engineers or by the same engineers at different times, may vary substantially. The "Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves," determined from such reserve data, are estimates only. You should not construe them to be the current market values of Fortune's oil and gas reserves or the costs that would be incurred to obtain equivalent reserves. While these reserve estimates are believed to be reasonable, you should view them with the understanding that future production, development drilling and changes in pricing will affect the reserve estimate.

                        ESTIMATED NET RESERVE QUANTITIES

                                               December 31,
                                           ----------------------
                                              2001        2000
                                           ----------  ----------
      Total Proved Reserves:
        Oil (Bbls).....................       162,000      98,000
        Gas (Mcf)......................     2,347,000   3,368,000
      Mcfe (oil at 6 Mcfe to 1 Bbl)....     3,321,000   3,957,000

      Total Proved Developed Reserves:
        Oil (Bbls).....................        72,000      38,000
        Gas (Mcf)......................     1,101,000   1,687,000
      Mcfe (oil at 6 Mcfe to 1 Bbl)....     1,531,000   1,918,000

      Fortune's 2001 reserves were determined using oil prices that decreased 32% and gas prices that decreased 74% at the end of 2001 compared to 2000. See Future Net Revenues below for this price comparison. The lower prices at year-end 2001 decreased the life of some of our properties as compared to year-end 2000 and, consequently, decreased the amount of proved reserves.

   o  Fortune also had downward revisions at
      -  Belle Pepper and Belle Jeffers Field
      -  South Timbalier Block 86
      -  Cut-Off Field

   o  Downward  revisions were partially offset by exploration discoveries at
      -  La Rosa Field
      -  Gamble Gully
      -  Cadiz Field

Discounted Present Value of Future Net Revenues

      The following table represents Fortune's estimated undiscounted and discounted future net revenues from its proved reserves determined using unescalated prices in effect at the end of each year.


                               FUTURE NET REVENUES

                                                          December 31,
                                                     ------------------------
                                                         2001        2000
                                                     -----------  -----------
      Estimated Future Net Revenue Undiscounted....  $ 5,375,000  $30,298,000
                                                     -----------  -----------
      Standardized Measure of Discounted
        Future Net Cash Flows......................  $ 3,676,000  $21,485,000
                                                     -----------  -----------

      A significant factor in determining reserve values is the year-end price used in each evaluation. The 74% decrease in the gas price from year-end 2000 to 2001 is a significant contributor to the 83% decrease in future net revenues over the same period. The year-end 2000 gas price was extremely high by historical standards and Fortune believes that prices will continue to be very volatile. As of April 9, 2002, Fortune was receiving an average of approximately $21.90 per Bbl for its oil production and $3.60 per Mcf for its gas production. The year-end prices used in the reserve evaluations were:

                                                    Year-end
                                               ------------------
                                                 2001      2000
                                               -------   --------

      Oil - $/Bbl...........................   $ 16.64   $  24.44
      Gas - $/Mcf...........................   $  2.70   $  10.33


Production

      Fortune's net production for the most recent two years was:


                               NET PRODUCTION DATA

                                                  December 31,
                                               ------------------
                                                 2001      2000
                                               -------   --------

      Oil (Bbls)............................     7,900     12,400
      Gas (Mcf).............................   332,200    590,900

Prices and Production Costs

      The following table sets forth Fortune's approximate average sales prices and production and operating costs:


                    AVERAGE SALES PRICES AND PRODUCTION COSTS

                                                      December 31,
                                                    -----------------
                                                     2001      2000
                                                    -------   -------

      Average Sales Price Received:
        Oil (per Bbl)............................   $ 24.39   $  29.67
        Gas (per Mcf)............................      4.78       4.11
        Average Production and Operating Cost
         per Mcfe (including production taxes)...      1.66       0.95

Producing Wells

      The following table lists Fortune's total gross and net producing oil and gas wells:

                                 PRODUCING WELLS

                                                 December 31, 2001
                                            ------------------------------
                                                 Gross            Net
                                            --------------  --------------
                                              Oil     Gas     Oil     Gas
                                            ------  ------  ------  ------
       Texas..............................      36      33     4.8     7.6
       Mississippi........................       -       3       -     0.3
       Federal waters - Gulf of Mexico....       -       1       -     0.1
                                            ------  ------  ------  ------
             Total........................      36      37     4.8     8.0
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


Properties

Leasehold Acreage

      The following table sets forth Fortune's approximate holdings of developed and undeveloped leasehold acreage:


                                LEASEHOLD ACREAGE

                                                    December 31, 2001
                                          --------------------------------------
                                               Developed         Undeveloped
                                          ------------------  ------------------
                                            Gross     Net       Gross     Net
                                          --------  --------  --------  --------
      Louisiana..........................       66        21         -        -
      Federal waters - Gulf of Mexico....    3,341        63     5,087       668
      Texas..............................   12,720     1,946    20,736     3,640
      Mississippi........................      733        73     1,790       179
                                          --------  --------  --------  --------
        Total............................   16,860     2,103    27,613     4,487
                                          ========  ========  ========  ========

Title to Properties

      Updated title opinions were obtained for many of Fortune's properties in 1997 in conjunction with refinancing Fortune's bank credit facility. Fortune believes it holds valid title on all its properties, free and clear of any liens or encumbrances except for encumbrances described herein. Title opinions are obtained on newly acquired properties as of the date of the closing. As is customary in the oil and gas industry, Fortune performs only a perfunctory title examination at the time exploratory oil and gas properties are acquired. Prior to drilling wells, a thorough title examination of the drillsite and any pass-through parcels is conducted and any significant defects are remedied before proceeding with operations. Many of Fortune's properties are subject to various restrictions on transfers.

Office Facilities

      Fortune occupies approximately 5,400 square feet of office space under a lease agreement that expires in May 2006. See Note 6 to the financial statements included herein.

Competition

      The principal resources necessary to conduct oil and gas exploration and production activities are:

      o  Seismic and other technical data to identify and evaluate prospects
      o  leasehold acreage under which oil and gas reserves may be discovered
      o  equipment and supplies to drill and produce wells
      o drilling, seismic and other service contractors to evaluate and explore for such reserves
      o knowledgeable personnel to conduct all phases of oil and gas operations.

      Fortune must compete for such resources with both major and independent oil and gas companies. Many of Fortune's competitors are better equipped to acquire these resources. Accordingly, Fortune may not be able to acquire these resources in a timely and economical manner.

Employees

      As of March 29, 2002 Fortune employed four persons, all in management and administration. In addition, Fortune engages outside consultants in certain technical aspects of Fortune's business. Fortune utilizes these consultants to aid in the evaluation of projects and to evaluate oil and gas assets for acquisitions.

Governmental Regulation

      Environmental laws and regulations are having an increasing impact on Fortune's operations. Drilling and production activities are regulated by federal and state pollution control and environmental laws and regulations. It is impossible to predict the effect that additional environmental requirements may have on future earnings and operations, but we will likely continue to incur increasing costs to comply with these laws and regulations.

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

      None during the fourth quarter of 2001.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      Fortune's common stock is reported on the OTC Bulletin Board. The following information reflects the closing bid price of Fortune's common stock on the OTC Bulletin Board for the periods indicated.

                                                   Common Stock
                                                  ---------------
                                                   High     Low
                                                  ------   ------
      2000
        First Quarter...........................  $1.094   $0.625
        Second Quarter..........................   0.750    0.375
        Third Quarter...........................   0.531    0.188
        Fourth Quarter..........................   0.484    0.313

      2001
        First Quarter ..........................  $0.719   $0.281
        Second Quarter..........................   0.690    0.320
        Third Quarter...........................   0.650    0.320
        Fourth Quarter..........................   0.450    0.140

      2002
        First Quarter...........................  $0.500   $0.160
        Second Quarter (through April 9, 2002)..   0.450    0.340


      At April 9, 2002, the closing price of Fortune's common stock was $0.34 per share. At March 28, 2002, there were 16,615,685 shares of common stock outstanding held of record by approximately 3,000 stockholders.

      Fortune has not paid dividends on its common stock and does not intend to pay dividends in the foreseeable future. Dividends will be payable on Fortune's recently issued preferred stock. See "Management's Discussion and Analysis - Recent Events."

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations


Recent Events

      In February 2002 Fortune acquired a 25% working interest and a co-operating position along with Prime Energy Corporation in a large-scale onshore oil and gas exploration and development program in Texas. See "Business and Properties - Onshore Exploration Program" for more details about this program. The centerpiece of this program is a large onshore Texas 2D seismic database comprising approximately 50,000 linear miles in approximately 105 counties of the Texas Gulf Coast, East Texas, and South Texas. Fortune and Prime will be in charge of leasing, drilling, and producing each prospect in the program. Fortune anticipates that its share of this initial operating phase may require an additional capital investment of up to $3,000,000 through December 31, 2002, after which Fortune believes the program will be self-funding, based on reasonable success levels. Fortune believes at least 250 prospect leads may be identified from the reprocessed data that should in turn generate a minimum of 50 drillable prospects over the next few years. Fortune expects that drilling could commence by the middle of 2002.

Financing Arrangements

      In order to finance its initial participation in this program, Fortune obtained $500,000 in short-term bridge financing through a combination of notes and preferred stock from various investors including members of Fortune's board of directors, current shareholders (including Renaissance Capital Growth and Income Fund and Renaissance Growth and Income Trust, PLC), C. K. Cooper & Company, Inc., Fortune's managing dealer in the offering discussed below, and other unaffiliated investors. The interest rate on the notes and the dividend on the preferred stock is 10% per annum, payable quarterly. The notes are due on August 18, 2002 and the preferred tock is due on the earlier of funding of the private placement offering discussed herein or August 18, 2002. The financing may be prepaid at any time without penalty. As additional consideration for providing the financing, the investors will receive warrants to purchase shares of common stock at an amount and premium to current share price which depends on when the financing is repaid. See "Certain Relationships and Related Transactions" for more details about this financing.

      The Renaissance funds, which provided approximately half of the financing in the form of mandatory redeemable preferred stock, also received a contingent put right which, if it becomes effective, would give them the right if later exercised to require Fortune to repurchase all of their Fortune common stock for $1,091,000, which represents their original purchase price. The put only becomes effective if they are not repaid at the due date or if Fortune encumbers any of its properties (other than the Cadiz property in Bee County, Texas, which secures the bridge notes). Fortune may sell properties to repay the financing prior to the due date without triggering the put. If the Renaissance funds are repaid on the due date, the put will not become effective or have any impact on Fortune.

Private Placement Offering

      To fund our share of the new onshore exploration program and to repay the bridge financing, Fortune began a private placement offering on February 19, 2002 to sell from 150,000 to 400,000 Units. The offering will be open until April 30, 2002, unless mutually extended. The Units are priced at $10 each. Each Unit consists of one share of Fortune Series A Convertible Participating Preferred Stock and one three-year common stock purchase warrant. Each warrant is exercisable into one share of Fortune common stock at a price of $1.50 per share. Fortune and the managing dealer of the offering can jointly agree to increase the offering size by up to 100,000 additional Units. The minimum offering size of 150,000 Units can also be reduced to any amount mutually agreed to by Fortune, the managing dealer in the offering and the investors. Fortune estimates that it will receive, net of expenses, approximately $1.3 million if the minimum offering is achieved and approximately $3.6 million if 400,000 Units are sold. These net proceeds will be used to repay the $500,000 bridge financing and to fund Fortune's operations. See Note 13 to the December 31, 2001 financial statements included herein for more details about this offering.

Interest Deferment

      Fortune has offered to extend for one year certain warrants held by its 12% subordinated convertible note holders if they agree to defer for one year their interest payment that was due April 1, 2002. To date, 19 of 22 note holders representing 85% of the $68,850 interest payment have agreed to the extension.

Overview of 2001 and 2002

      At December 31, 2001, Fortune reported working capital of $397,000, a cash balance of $507,000 and no short-term debt. Fortune's only debt was its $2,295,000 of 12% subordinated convertible notes, which are due December 31, 2007. As a result of decreases in oil and gas prices and increases in evaluated property costs, Fortune incurred $2,177,000 of impairments to oil and gas properties. This non-cash impairment expense is the primary factor in Fortune's loss increasing to $3,130,000 for 2001 versus $247,000 for 2000.

      Fortune reported cash flow of $191,000 from its operating activities during 2001 compared to $525,000 during 2000. Before changes in operating assets and liabilities Fortune's cash flow was $(325,000) and $853,000 for 2001 and 2000, respectively. This recent negative cash flow trend results primarily from a recent significant decline in production and a decline in oil prices. As previously reported, the South Timbalier Block 86 well, which contributed $787,000 of revenues during 2000, stopped producing in March 2001. Mechanical problems with the salt-water disposal system at La Rosa field from August 2001 through October 2001 resulted in lower production from that field during a portion of the third and fourth quarters of 2001. Repairs were completed during the fourth quarter and production has since increased.

      Drilling and completion delays have also hindered our efforts to add new production. The Cadiz Brooks #3 was completed later than expected. The Gamble Gully Gas Unit # 5 was also completed later than expected and its rate of production is less than expected. Furthermore, shortages of equipment and contractors have contributed to delays in spudding wells at La Rosa; however, the recent B. D. Rooke C-10 discovery began producing in September 2001. The B.
D. Rooke C-12 was also completed in 2002. These projects are discussed below.

      Fortune has additional drilling planned for 2002. More wells are expected at La Rosa and possibly Gamble Gully. Furthermore, workover programs are ongoing at La Rosa and AWP Field. We continue to look for success from our drilling program and our recently acquired onshore exploration program to reverse the negative trend in production and cash flow.

      In spite of the recent negative trend in cash flow, Fortune's liquidity has improved since the end of 1999. During February through May 2000, Fortune took steps to improve its short-term liquidity by raising net proceeds of $763,000 through the sale of common stock and the exercise of common stock warrants. Also, during February and March 2000, $930,000 of Fortune's 12% convertible notes was converted to common stock. The remaining notes are convertible into common stock at $0.75 per share. Fortune reported positive cash flow in 2000 and the first quarter of 2001 because of higher oil and gas prices and increased production from the successful drilling and workover activity. In January 2002, Fortune also implemented a program to reduce overhead significantly from 2001 levels.

      If our recently announced private placement offering is successful, we believe that Fortune will have the capital to fund its operations during the short term. However, drilling success and/or additional financings will be necessary to fund long-term growth. Based on historical operating results and fluctuating oil and gas prices and the uncertainties of projecting long term production and cash flows from current oil and gas prices and reserves, however, there is risk that Fortune's cash flow will not become positive. In that event or if management determines to accelerate the growth plans for Fortune, we will require additional equity and/or debt financing. Fortune's projections of production, cash flow and capital requirements are based upon numerous assumptions about the future, including: oil and gas prices, production decline rates, estimates of oil and gas reserves, costs, absence of major operating disruptions and catastrophes, timing of projects and markets for our production. See the "Forward Looking Statements" herein for a discussion of risks associated with Fortune and projections made by us.

      There is no assurance that our assumptions will be accurate. If cash flow does not become positive or capital requirements increase, and we are unable to raise additional capital, we may need to take other steps to maintain our viability. Those steps might include reducing overhead further, foregoing our participation in projects or selling assets. Fortune has been successful in the past in raising capital to fund its operations and/or repay debt balances. From 1995 through 2001, Fortune raised over $15 million through the issuance of common stock (most of which was raised in 1995), reduced its total debt by $4.8 million and virtually eliminated its current maturities of long-term debt. Furthermore, Fortune's debt balance at December 31, 2001 was the lowest it has been since 1991. Although there is no assurance Fortune will be successful in raising capital if necessary to fund its activities, management will continue to look for opportunities to improve Fortune's financial condition.


Results of Operations

Year ended December 31, 2001 and 2000

      Fortune's gas price increased 16% while its oil price decreased 18% in 2001 versus 2000. Fortune's oil and gas production decreased 37% and 44%, respectively. Fortune's production gains that resulted from successful drilling and workover operations over the past year at Cadiz, La Rosa and Gamble Gully were not sufficient to offset the loss of our well at South Timbalier Block 86, temporary mechanical difficulties at La Rosa and declines from depletion. Consequently, Fortune's oil and gas revenues for 2001 decreased 36% to $1,780,000 compared to $2,794,000 reported during 2000.

      Analysis of change in oil and gas revenues -

                                                             Percent
                                        2001       2000       Change
                                    ----------  ----------  ----------
           Production
             Oil  -  Bbl                 7,900      12,400     (37)%
             Gas  -  Mcf               332,200     590,900     (44)%
                  -  Mcfe              379,400     665,300     (43)%
           Prices
             Oil  -  $/Bbl          $    24.39  $    29.67     (18)%
             Gas  -  $/Mcf                4.78        4.11      16 %

           Revenues
             Oil                    $  192,000  $  368,000     (48)%
             Gas                     1,588,000   2,426,000     (35)%

      In early 2000, the South Timbalier 86 well was recompleted and began producing at a significantly higher rate beginning in February 2000. During 2000, the well produced approximately 185,800 cubic feet of gas, 1,300 barrels of oil and generated $787,000 of oil and gas revenue net to Fortune's interest. This well stopped producing on March 13, 2001, although it produced approximately 2 million cubic feet of gas per day for a brief period during August 2001. Further operations are planned to attempt to restore production but there is no assurance that production will resume. Fortune currently owns a 4% overriding royalty interest in this well.

      During the third and fourth quarters of 2001, La Rosa field gas production declined primarily because of mechanical difficulties in the primary salt water disposal well in the field. Constraints in disposing of salt water, which is produced along with the oil and gas, caused production curtailments and delays in adding new production. The salt water disposal well was repaired during the fourth quarter and the operator of the field has begun restoring production. La Rosa field total production fell to as low as approximately 600,000 cubic feet of gas equivalent per day during the fourth quarter of 2001. However, with the repairs to the saltwater disposal system, the recent workover activity and the addition of the La Rosa C-12 which began producing in February 2002, La Rosa field total production has recently reached approximately 1,700,000 cubic feet equivalent of gas per day. Fortune's average net revenue interest in this field is approximately 24%.

      The Gamble Gully Gas Unit #5 discovery began producing in April 2001 and is currently producing approximately 120,000 cubic feet of gas per day. Fortune has an approximate 24% net revenue interest in this well.

      Analysis of change in selected expenses -

                                                                     Percent
                                                   2001      2000     Change
                                                 --------  --------  --------
        Production and operating expense         $630,000  $634,000      (1)%
           -  per Mcfe                               1.66      0.95      74 %
        Depreciation, depletion and amortization  573,000   949,000     (40)%
           -  per Mcfe                               1.51      1.43       6 %

      Production and operating expense decreased slightly for 2001 versus 2000. Lower production taxes resulting from the lower revenues offset higher field operating costs that normally increase as fields get older. Lower production during 2001 contributed to the higher per Mcfe operating cost this year.

      Fortune's provision for depletion, depreciation and amortization (DD&A) decreased by $376,000 in 2001 as compared to 2000 because of the lower production. The higher DD&A rate per Mcfe results from higher property costs in relation to proved reserves. The low oil and gas prices during the third quarter of 2001 and the transfer of the remaining $556,000 of Espiritu Santo Bay costs into the evaluated property account at December 31, 2001 resulted in Fortune incurring impairments to oil and gas properties of $2,177,000 during 2001.

                                                                     Percent
                                                  2001       2000     Change
                                             ----------  ----------  ----------
      General and administrative expense     $1,291,000  $1,099,000     17%
      Interest expense                          278,000     276,000      1%

      General and administrative expense increased $192,000 for 2001 versus 2000 because of higher costs in most categories of overhead. We have implemented a plan to reduce general and administrative expenses by up to 44% in 2002 over 2001 levels in the event that we are not successful in the private placement offering discussed above. Certain reductions took effect at January 1, 2002 and other reductions are anticipated over the course of the year, if needed.

      Also during 2000, Fortune incurred a $118,000 non-cash extraordinary loss on early extinguishments of debt in 2000. The amount represents a premium equal to one year's interest paid in common stock to noteholders who converted their 12% convertible subordinated notes to common stock.


Liquidity and Capital Resources

      Cash Balance, Working Capital and Cash Flows from Operating Activities

      Fortune reported cash flow of $191,000 from its operating activities during 2001 compared to $525,000 during 2000. Before considering the effect of changes in operating assets and liabilities, cash flow was $(325,000) during 2001 compared to $853,000 during 2000. As discussed above, lower production and lower oil prices account for this significant decrease in cash flow. Fortune is attempting to reverse this negative trend in cash flow by seeking to raise capital and invest it in successful exploration and development projects as described herein.

      Analysis of changes in selected liquidity measures -
                                                                     Percent
                                               2001        2000       Change
                                            ----------  ----------  ----------
      Cash balance                          $  507,000  $1,028,000     (51)%
      Net working capital                      392,000   1,424,000     (72)%
      Long-term debt                         2,295,000   2,295,000       -

      Cash flow from operations before
         changes in operating assets
         and liabilities                    $ (325,000) $  853,000      N/A
      Adjustment for change in operating
         assets and liabilities                516,000    (328,000)     N/A

                                            ----------  ----------  ----------
      Cash flow from operating activities   $  191,000  $  525,000     (64)%
                                            ==========  ==========  ==========

      Cash Used in Investing Activities - Capital Expenditures

      Expenditures for oil and gas properties for 2001 were $698,000 compared to $546,000 for 2000.

      The 2001 expenditures include primarily:

      - drilling and completing the successful Brooks #3 well at Cadiz prospect;
      - drilling and completing the successful Gamble Gully Gas Unit #5 sidetrack well;
      - drilling the successful La Rosa C-12 well; - drilling and completing the successful La Rosa C-10 well;
      - drilling the unsuccessful La Rosa C-11 well;
      - drilling the unsuccessful Gamble Gully Gas Unit #6;
      - land, seismic and well cost for the unsuccessful West Point well;
      - the multiple well recompletion program at La Rosa; and
      - seismic interpretation costs and delay rentals at Espiritu Santo
        Bay and La Rosa.

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

      See "Business and Properties - Significant Properties and Activities" for a discussion of these projects.

Cash Flows from Financing Activities -

      - Debt and Equity Offerings

      See "Recent Events" and "Overview of 2000 and 2001" above for a discussion of recent debt and equity offering.

      - Convertible Subordinated Notes due December 31, 2007

      On December 1, 1997, Fortune completed a private placement of 12% Convertible Subordinated Notes due December 31, 2007 in the aggregate amount of $3,225,000. During February and March 2000, $930,000 of Fortune's subordinated convertible notes were converted to common stock thereby reducing total debt to $2,295,000 and its future interest obligations by $111,600 per year.

      - Credit Facility

      Fortune's credit facility with Credit Lyonnais New York Branch expired on January 11, 2001. Consequently, the outstanding balance of $10,000 on this credit facility was repaid during the first quarter of 2001.

Oil and Gas Prices and Reserves

      Fortune's revenues, profitability and future growth are substantially dependent upon oil and gas prices. These prices can be extremely volatile and, at the end of 2000, were at historically high levels. Fluctuating oil and gas prices in the past have contributed to impairments to oil and gas properties such as the $2.2 million of impairments recorded in 2001. As a result of continued fluctuating oil and gas prices, Fortune may incur more impairments in future periods. See "Business and Properties - Oil and Gas Reserves" for a discussion of our reserves and changes therein from 2000 to 2001.


Forward Looking Statements

      All statements, trend analyses and other information contained in this 10-KSB relating to our production, our reserves, markets for our production and trends in our results of operations or financial conditions, as well as other forward-looking statements including those containing words such as "will," "should," "could," "may," "anticipate," "believe," "plan," "estimate," "expect," "intend," "project," "forecast," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks and uncertainties that may cause results and conditions to differ materially from the forward-looking statements. Some of the risk factors that may affect Fortune and any forward-looking statements made by us are described below.

Risks Associated with Fortune

      Liquidity Constraints. If we are not successful in completing the private placement offering discussed herein, we may not have sufficient capital to finance our projected operations. Fortune is currently experiencing negative cash flow from operations. Fortune is required to make quarterly interest payments in the amount of $68,850 on its 12% convertible notes. These payments are due each January 1, April 1, July 1 and October 1 that the notes are outstanding. To date, 19 of 22 note holders who represent 85% of the quarterly interest payment have agreed to defer their April 1, 2002 interest payment for one year in exchange for a one year extension of certain common stock purchase warrants. It is possible that Fortune will not be able to meet subsequent interest payment obligations due in 2002. If we fail to pay interest on the $2,295,000 convertible notes, the entire balance could become due and payable upon written notice from a majority of the noteholders. If Fortune experiences unexpected production declines, high operating or overhead costs or other unexpected cash requirements, it may be forced to default on payment obligations on such notes.

      Fortune's viability as a going concern is dependent on raising sufficient capital to meet its interest obligations and fund its future operations. It is very difficult for small-cap energy companies to raise additional funds because of the recent volatility of the oil and gas industry. However, our liquidity concerns should be mitigated if the minimum, and to a greater extent, the maximum private placement offering is achieved. No assurance can be given that our efforts at raising capital will cure our liquidity concerns.

      Our need for working capital may affect our level of participation in various projects. Investment in oil and gas exploration requires the commitment of substantial amounts of capital over significant periods of time. For the three-year period ended December 31, 2001, Fortune spent approximately $4.7 million in its oil and gas exploration, development and acquisition activities. Under the new onshore exploration program we expect to fund certain expenditures during 2002 estimated to be up to $3 million to Fortune's working interest. In addition, from time to time Fortune receives proposals to participate in development and exploratory wells or other projects on owned as well as non-owned properties. Fortune expects to be presented with proposals for development wells and/or exploratory wells at its Espiritu Santo Bay and LaRosa properties, as well as on prospects generated through the onshore exploration program. At Fortune's current rate of negative cash flow, we may not be able to participate in such operations at our current working interest levels.

      Size of Minimum Offering. If only the minimum private placement offering is achieved, we will have only approximately $1,300,000 (including the proceeds of the bridge financing of $500,000 already received) to conduct activities in the onshore exploration program. This amount may be too small to allow us to maximize the potential return on our investment and may not permit Fortune to participate at its full working interest level. This may have an adverse effect on Fortune's expected return from the program.

      Repayment of Bridge Notes. If we are not successful in completing the private placement offering, we may not be able to redeem the $500,000 of bridge financing notes and Series B Preferred Stock when they become due in August 2002. Failure to redeem the $240,000 in Series B Preferred Stock could result in the Renaissance funds receiving their put right that, if later exercised by Renaissance, would require Fortune to purchase up to all Fortune common stock owned by them for $1,091,000. Failure to repay the $260,000 of bridge financing notes that are secured by Fortune's Cadiz property could result in the foreclosure by the note holders of that property.

      Risks associated with the Onshore Exploration Program. The further processing and reprocessing of the seismic data obtained from Exxon is entirely dependent on payments by the seismic partners. See "Business and Properties - Onshore Exploration Program." If the seismic partners fail to pay the required amounts on a quarterly basis, Fortune may lose access to any further seismic data if other arrangements are not made. Management believes, however, that the amount of data already reprocessed and the number of prospects already identified makes the onshore exploration program worthwhile even if such an event were to occur.

      Fortune has acquired a 25% working interest in the onshore exploration program and will be a co-operator of any properties acquired and prospect drilled through the program. The other operator, Prime Energy Corp., has a right to withdraw from the program under certain circumstances, including if Fortune fails to raise at least $3,000,000 of net proceeds for oil and gas exploration. Such a withdrawal would not affect Fortune's interest in or its right to continue participation in the program. It would mean, however, that Fortune may be required to assume Prime's 25% working interest under certain circumstances or to find other industry partners to undertake Prime's financial responsibilities.

      Fortune's reliance on exploratory projects increases the risks inherent in the oil and gas industry. We base our decisions to participate in exploration projects on assumptions and judgments concerning the oil and gas industry, such as future oil and gas prices, competition for leases, reserves, and equipment, and our perceived chance of success. These assumptions and judgments may be speculative and are often subjective. Although we can obtain information with respect to the potential of oil or gas properties, it is impossible to determine with certainty the ultimate production potential, if any, of a particular property or well. Moreover, the successful completion of an oil or gas well does not insure a profit on our investment, since completion and production expenses may exceed the value of the future production. We primarily invest in exploration projects, where the risks are substantially greater than investing in wells drilled into already producing formations. We anticipate that one or more of our next wells will be designed to test the deeper formations beneath known production in Espiritu Santo Bay. These formations have not been extensively tested to date, leaving seismic imaging and the well data from the recently drilled State Tract 210 #6 as the few tools available to aid in understanding subsurface geology. The exploration risks, therefore, are higher on this project than they might be where a greater number of underground references exist. Fortune has realized less success than originally anticipated in some of its recent prospects and we expect that a substantial number of our future projects could experience similar results.

      Fortune has incurred net losses in recent years. Fortune has incurred substantial net losses in 2001 and prior years and a smaller net loss in 2000. Oil and gas prices remain volatile and our production has declined; accordingly, it is likely that Fortune will continue to incur losses.

      Our oil and gas reserves are depleting assets. Fortune's future cash flow and income are highly dependent on our ability to find or acquire additional reserves to replace those currently producing. We are not adding reserves at present at the pace at which they are being produced. Without adding additional reserves in the future, our oil and gas reserves and production will decline.

      Fortune's estimates of proved reserves and future net revenue may not be accurate. Fortune's proved reserve data represent estimates which may prove to be incorrect over time. The accuracy of any reserve estimate is a function of available data and of engineering and geological interpretation and judgment. The estimates are based upon certain assumptions about future production levels, future drilling, future oil and gas prices and future operating costs, some or all of which will likely change over time. Estimates and classifications of the economically recoverable oil and gas reserves by different engineers or by the same engineers at different times may vary substantially. Certain of Fortune's proved reserves have a short production history and approximately 54% of Fortune's proved reserves as of December 31, 2001 were undeveloped. Undeveloped reserves require significant expenditures of capital before production can commence. Estimates of undeveloped reserves and those with a short production history are inherently more uncertain than estimates of producing reserves with a long production history.

      Our revenue is dependent upon a limited number of producing wells. During the fourth quarter of 2001, Fortune derived approximately 33% of its revenues from three wells: South Timbalier Block 76, Cadiz Brooks #1 and Cadiz Brooks #3. A significant curtailment or loss of production from an individually significant well for a prolonged period before we could replace that well would have a material adverse effect on our projected operating results and financial condition.

      Fortune has substantial debt due in 2007. At December 31, 2001, Fortune had $2,295,000 of 12% subordinated convertible notes outstanding that are due December 31, 2007. All of these notes are convertible by the holder at $0.75 per share or redeemable by Fortune at par. Fortune has realized significant net losses that have resulted in an accumulated deficit of approximately $30.6 million at December 31, 2001. Fortune also realized negative cash flows in calendar years 1998, 1999 and 2001. Based on these historical operating results, historical fluctuating oil and gas prices and the uncertainties of projecting long-term production and cash flows from current oil and gas prices and reserves, there is risk that Fortune's cash flow will not increase sufficiently to allow us to repay the convertible subordinated notes or to make the required quarterly interest payments in cash or at all as they become due. If we do not increase cash flow sufficiently or we experience increases in capital requirements, and we are unable to raise capital, we may need to take other steps to maintain our ability to service the notes. Those steps might include reducing overhead, foregoing our participation in projects or selling assets. In the event that Fortune defaults in the payment of interest or principal obligations on this debt, it may become immediately due and payable.

      Fortune is dependent on operators, consultants and partners over whom it has little control. Historically, we have been dependent on other oil and gas companies to conduct operations in a prudent, competent, and timely manner on our properties. Although we are actively involved in project evaluations, we often have little or no control over the manner or timing of such operations. If the operator is not prudent, we could be forced to incur additional costs to conduct remedial procedures and could lose our investment in a property altogether. Because we employ a variety of technological approaches to our geologic, geophysical, and engineering evaluation of properties and projects, we rely heavily on outside consultants for their expertise. Fortune has no long-term agreements with such consultants, all of whom are available to other oil and gas companies, including our competitors. In the current environment of volatile oil and gas prices, our partners may determine that projects which have previously been agreed upon are no longer economically feasible. If this were to occur, projects could be delayed or cancelled completely. If, on the other hand, projects are accelerated because of high oil and gas prices, Fortune may not have the capital resources to participate. We are seeking to eliminate or significantly reduce this risk by becoming the operator in the new onshore exploration program and adding Ronald Nowak as Fortune's president and chief operating officer effective January 1, 2002. See "Management."

      Accounting rules may result in additional write-downs of property values. We report our operations using the full-cost method of accounting for oil and gas properties. Under these rules, all exploration and development costs are capitalized. The net capitalized costs of properties may not exceed a "ceiling" limit of the tax-effected present value of estimated future net revenues from proved reserves, discounted at 10%, plus the lower of cost or fair market value of unevaluated properties. This requires calculating future revenues at the unescalated prices in effect as of the end of each fiscal quarter. A write-down is required if the net capitalized costs of the properties exceed the ceiling limit, even if price declines are only temporary. The risk that we will be required to write down the carrying value of our properties increases when oil and gas prices are depressed or unusually volatile or when previously unevaluated properties carried at cost are determined to be worth less than that cost. For example, we recognized $2.2 million of impairments in 2001. As a result of continued volatile oil and gas prices, we may incur future impairments.

      Stock option plans may result in earnings fluctuations. Fortune follows the intrinsic value method of accounting for stock option grants. However, Fortune's stock option plans provide for issuance of the common stock underlying all stock options without the payment of the exercise price in the event of a change of control of Fortune not approved by its board of directors. This change of control provision requires Fortune to follow variable accounting for its stock options while they are outstanding. Under variable accounting, increases in Fortune's stock price above the option exercise price as of the end of each quarter will result in an expense equal to the excess of the stock price over the exercise price multiplied by the number of such options. Subsequent decreases in Fortune's stock price will result in a reversal of all or part of this expense. Variable accounting for stock options may result in significant fluctuations in Fortune's quarterly operating results.

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

      Fortune depends on a key officer. Fortune depends to a large extent on the abilities and continued participation of its key employee, Tyrone J. Fairbanks, Chairman and Chief Executive Officer. The loss of Mr. Fairbanks could have a material adverse effect on Fortune. In an effort to reduce the risk, Fortune has entered into an employment agreement with Mr. Fairbanks which expires six months following any notice of termination by the board of directors. No such notice has been given to date. Fortune also has obtained $500,000 of key man life insurance on the life of Mr. Fairbanks.

      Industry Conditions; Fluctuations in the Energy Market. Fortune's revenues and profitability are substantially dependent upon prevailing prices for oil and gas. Prices for oil and gas are subject to fluctuations in response to relatively minor changes in supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond our control. These factors include political conditions in the Middle East and elsewhere, the domestic and foreign supply of oil and gas, the level of consumer demand, weather conditions, domestic and foreign government regulations, the price and availability of alternative fuels and overall economic conditions. The excess or short supply of oil has placed pressures on prices and has resulted in price fluctuations, which may adversely impact Fortune's cash flow and revenues. The price of gas has exhibited market demand fluctuations; however, because most of the gas consumed domestically is produced within the United States, the price for gas has not exhibited the price fluctuations that oil prices have experienced under conditions of high import levels. In addition to the issue of availability and capacity of gas pipelines, various factors, including the effect of federal and state regulation of production and transportation, general economic conditions, changes in supply due to drilling by other producers and changes in demand, may adversely affect Fortune's ability to market its oil and gas production.

      Governmental Regulation. Fortune's business is subject to certain federal, state and local laws and regulations relating to the exploration for and development, production, marketing and transmission of oil and gas, as well as environmental and safety matters. In particular, oil and gas production, operations and economics are, or have been, affected by price controls, taxes and other laws relating to the oil and gas industry and by changes in such laws and regulations. Fortune cannot predict how existing laws and regulation may be interpreted by enforcement agencies or court rulings, whether additional laws and regulations will be adopted or the effect such changes may have on its business or financial condition. There is no assurance that laws and regulations enacted in the future will not adversely affect Fortune's business.

      Environmental Regulation. Fortune is subject to numerous federal, state and local environmental laws and regulations governing the production, drilling and exploration of oil and gas, including spillage, noise pollution, air quality, leakage, and disposal of water, and ecosystem preservation. To date, expenditures related to complying with these laws and for remediation of existing environmental contamination have not been material. Nevertheless, the discharge of oil, gas, or other pollutants in the air, soil or water may give rise to liabilities on our part to the government and third parties and may require us to incur costs to remedy the discharge. No assurance can be given that we will be able to comply with existing, proposed or future governmental regulations concerning the environment, or that we will not incur additional capital expenditures in order to comply with such laws and regulations. Any additional expenditure may adversely affect Fortune's business and may delay or prevent the commencement or continuance of its operations.

      The market for Fortune common stock is limited. Fortune's common stock trades on the over-the-counter bulletin board under the symbol FPXA. Although Fortune has been informed that are as many as eight firms making a market in the Fortune stock, the market for our stock may be limited from time to time.

      The number of shares eligible for future sale could potentially dilute the price of Fortune stock. At March 28, 2002, 16,615,685 shares of our common stock were outstanding, of which 13,188,504 shares were freely tradeable and 3,427,182 shares were "restricted securities" as that term is defined in Rule 144 under the Securities Act. At that date, we also had outstanding options and private warrants to acquire 8,059,545 shares of common stock that, if all were exercised, would result in proceeds to Fortune of $8,424,000. At March 28, 2002, we also had $2,295,000 of notes convertible into 3,060,004 shares of common stock, subject to adjustment. The issuance of substantial additional shares or sales of substantial amounts of the common stock in the public market could adversely affect the market price of Fortune's common stock.

      Stock purchase warrants will also be issued in connection with the bridge financing in an amount which will be calculated based on the length of time the bridge financing is outstanding. The number of warrants issued on the bridge financing will range from 100,000 if the $500,000 is repaid in 75 days or less to 300,000 if the repayment period is longer than 170 days.

      One stock-purchase warrant and one preferred share will also be included as part of each Unit sold in the private placement currently underway. Since the maximum number of Units proposed to be sold (unless increased with the consent of both Fortune and the managing dealer) is 400,000, up to an equivalent number of stock-purchase warrants may be issued in connection with the sale of the Units. Furthermore, the preferred shares will be convertible into 5,333,333 shares of Fortune common stock in the event 400,000 units are sold. Stock purchase warrants will also be issued to the managing dealer and selling agents of this offering in an amount based upon the gross proceeds of the offering. If the maximum offering of 400,000 units is reached, Fortune will issue 133,333 such warrants.

      Additional factors. Additional factors that apply generally to the oil and gas industry but that could cause actual events to vary from those discussed in this annual report include: inability to obtain critical supplies, equipment, personnel and consultants.

Item 7.   Financial Statements and Supplementary Data

      The response to this item is submitted beginning at page 43.


Item 8.   Changes in and Disagreements with Accountants on
Auditing and Financial Disclosure

      None.

                                    PART III

Item 9.   Directors and Executive Officers of Registrant

      At March 29, 2002, the directors and executive officers of Fortune are:

                                     Director
      Executive Officer         Age   Since              Title
      -----------------         ---  -------  ----------------------------------
      Tyrone J. Fairbanks......  45    1991   Chairman, Chief Executive Officer,
                                              Chief Financial  Officer
                                              and Director
      Ronald P. Nowak..........  49      -    President and Chief Operating
                                              Officer
      Dean W. Drulias..........  55    1990   Corporate Secretary and Director
      Barry Feiner.............  68    1995   Director
      Martin Lacoff............  54    2000   Director
      John E. McConnaughy, Jr..  72    2000   Director

      Tyrone J. Fairbanks serves as Chairman, Chief Executive Officer and Chief Financial Officer of Fortune. Mr. Fairbanks served as President and Chief Executive Officer of Fortune from June 1994 to January 2002 and as Vice President and Chief Financial Officer of Fortune from January 1991 to June 1994. Prior to joining Fortune, Mr. Fairbanks served as President, Chief Executive Officer and Director of Fairbanks & Haas, Inc. from January 1990 to January 1991. Fairbanks & Haas, Inc. was an oil and gas exploration, production, acquisition and operations company located in Ventura, California. Mr. Fairbanks co-founded Fairbanks & Haas, Inc. and served in the capacity of Director and Executive Vice President from February 1987 to January 1990.

      Ronald P. Nowak became President and Chief Operating Officer in January 2002. Mr. Nowak has over 23 years of professional experience in oil and gas exploration and has served in executive positions with other publicly traded oil and gas exploration companies. Most recently, Mr. Nowak served as President and Chief Operating Officer of Trans Texas Gas Corporation (1999-2001) and President, Chief Executive Officer and Director of 3DX Technologies Inc. (1998-1999). Prior to 3DX, Mr. Nowak served as YPF/Maxus Corporation's Manager of its United States Exploration Program. During his exploration career, Mr. Nowak has served in various technical positions of increasing responsibility and management for Exxon, Amerada Hess and ARCO.

      Dean W. Drulias, formerly Executive Vice President and in-house General Counsel through December 31, 2001, will continue as a Director and Corporate Secretary of Fortune. He will also serve Fortune on a contractual basis as outside legal counsel, as needed. Prior to his employment by Fortune, Mr. Drulias was a stockholder of and a practicing attorney at the law firm of Burris, Drulias & Gartenberg, a Professional Corporation, Los Angeles, California, which served as counsel to Fortune since its incorporation in May 1987. He had practiced law in the Los Angeles area since 1977, specializing in the areas of energy, environmental and real property law. Mr. Drulias is a member of the State Bars of California and Texas.

      Barry Feiner graduated from Columbia Law School and is a member of the Bar of the State of New York. He has practiced law in the State of New York since 1965. His practice concentrates on the areas of corporate and securities law. Prior to beginning private practice, Mr. Feiner served on the staff of the Securities and Exchange Commission. He is chairman of the board's Compensation Committee and a member of its Audit Committee.

      Martin Lacoff is the President of Capital Markets Legal Consulting, Inc., a position he has held since founding the company in 1980. Mr. Lacoff served as President and Vice-chairman of Walker Energy Partners, which became Texas Meridian Resources Corporation and ultimately Meridian Resources Corporation. Prior to that, Mr. Lacoff was the President and Chairman of both LaClare Petroleum, Inc. and LaClare Securities, Inc. Mr. Lacoff currently serves on the board of directors of several private companies, none of which are affiliated with the energy industry. Mr. Lacoff received a B.S. degree in engineering from Rensselaer Polytechnic Institute and an M.B.A. in finance from the William E. Simon Graduate School of Business Administration at the University of Rochester. Mr. Lacoff is a member of the board's Audit and Compensation Committees.

      John E. McConnaughy, Jr. is Chairman and Chief Executive Officer of JEMC Corporation, a personal holding company which he founded in 1985. His career includes positions of management with Westinghouse Electric and the Singer Company, as well as service as a director of numerous public and private companies. In addition, he previously served as Chairman and CEO of Peabody International Corp. and Chairman and CEO of GEO International Corp. He retired from Peabody in February 1986 and GEO in October 1992. Mr. McConnaughy served as Chairman of Excellence Group, LLC, which filed a petition for bankruptcy under Chapter 11 in January 1999, and currently serves on the boards of five other public companies (Wave Systems, Inc., Varsity Brands, Inc., Consumer Portfolio Services, Inc., Ratexchange Corp., and Levcor International, Inc.) He also serves as acting Chairman of the Board of Trustees and Executive Committee of the Strang Cancer Prevention Center and is Chairman Emeritus of the Harlem School of the Arts. Mr. McConnaughy holds a B.A. of Economics from Denison University and an M.B.A. in Marketing and Finance from Harvard's Graduate School of Business Administration. Mr. McConnaughy chairs the board's Audit Committee and is also a member of its Compensation Committee.

Item 10.   Executive Compensation

      The following table lists the total compensation paid by Fortune to its chief executive officer during the periods indicated and up to four other executive officers whose combined 2001 salary and bonus exceeded $100,000:

                           SUMMARY COMPENSATION TABLE

                                                                             Long Term Compensation
                                                                      ----------------------------------
                                            Annual Compensation                Awards            Payouts
                                       ----------------------------   -----------------------   --------
                                                                      Restricted   Securities
                                                                        Stock      Underlying     LTIP        All Other
 Name and Principal Position            Salary      Bonus    Other      Awards      Options      Payouts    Compensation
    During 2001                 Year        ($)     ($)      ($)          ($)        (No.)        ($)            ($)
----------------------------    ----   --------   -------   -------   ----------  -----------   --------    ------------
Tyrone J. Fairbanks.........    2001    189,552         -         -        -        180,000         -           4,088
  President and CEO             2000    183,967         -         -        -        150,000         -           6,800
                                1999    169,367         -    20,885        -        120,000         -           4,113

Dean W. Drulias.............    2001    140,708         -         -        -        180,000         -           5,250
  Executive Vice President      2000    128,125     2,000         -        -        150,000         -           5,481
                                1999    124,100         -         -        -        120,000         -           5,000

J. Michael Urban............    2001    135,080         -         -        -        180,000         -           5,250
  Chief Financial Officer       2000    123,000     2,000         -        -        150,000         -           5,276
                                1999    120,000         -         -        -        120,000         -           5,000



      "Other" annual compensation includes automobile expenses and loan forgiveness, but are shown only if such amounts exceed 10% of the total annual salary and bonus. Mr. Urban was Fortune's chief financial officer until January 1, 2002.

      The following table lists the outstanding options and warrants held on December 31, 2001 by Fortune's executive officers under our stock option plans:

         Aggregate Options Exercises in 2001 and Year-End Option Values

                                                                 Number of         Value of Unexercised
                                                            Unexercised Options/   in the Money Options
                                                            Warrants at FY-End          at FY-End
                     Shares Acquired                            Exercisable/          Exercisable/
      Name             on Exercise      Value Realized ($)    Unexercisable           Unexercisable
--------------------------------------------------------------------------------------------------------
J. Michael Urban             -                 -               700,000 / 0                   -
Dean W. Drulias             500                -               673,300 / 0                   -
Tyrone J. Fairbanks          -                 -               670,000 / 0                   -


Employment Agreement

      Fortune has an employment agreement with Tyrone J. Fairbanks, its Chairman and Chief Executive Officer. The agreement provides that if employment is terminated for any reason other than cause, death or disability within two years following a change in control, Mr. Fairbanks is entitled to either a single payment equal to about two and one-half years compensation or an amount equal to three times annual compensation payable in 36 monthly installments. In addition, the exercise price of all shares of common stock underlying his stock options shall, in the event of such termination, be reduced to $0.01 per share. For purposes of the employment agreement, change in control means a change in more than one-third of the board of directors following certain special events. Mr. Fairbanks' employment agreement currently provides for an annual salary of $192,000 and contains a cost-of-living escalator. Mr. Fairbanks' employment contract expires six months following a notice of non-renewal.

      Fortune has also entered into an employment agreement with Ronald P. Nowak, its President and Chief Operating Officer. Mr. Nowak's agreement provides for a base salary of $70,000 and an annual bonus up to 115% of his base salary if certain demonstrable improvements are made to Fortune's oil and gas reserves. The agreement also provides that he be paid, in the event he is terminated within thirty (30) days following a board-approved change of control (which for the purposes of his agreement means a change in more than one-third of the Board of Directors following certain specified events), a severance payment of $140,000 should a change of control take place during 2002, $250,000 if a change of control were to occur in 2003 or $350,000 if a change of control were to occur in 2004, so long as both (1) a comparable position is not offered to him at the time of such change of control, and (2) Fortune has demonstrated measurable growth during his tenure. Furthermore, if Mr. Nowak is terminated without cause in 2003 or 2004, he will receive a severance payment of nine months of his base salary and, if terminated without cause thereafter, a severance payment of one year's base salary.

Stock Options

      Fortune has two stock option plans that cover its directors, officers and employees. Awards are made by the board of directors upon recommendations of its compensation committee. There is no performance formula or measure. Options granted under each of these plans must be exercised within five years of the date of grant or they are forfeited.

    The following table shows the grants of stock options during 2001 to each of the executives named in the Summary Compensation Table.

                              Option Grants In 2001

                               Individual Grants
                  ------------------------------------------
                      Number of    % of Total
                     Securities     Options
                     Underlying   Granted to    Exercise or
                       Options    Employees in   Base Price      Expiration
       Name            Granted    Fiscal Year    ($/Share)          Date
-------------------  -----------  ------------  ------------  -----------------
Tyrone J. Fairbanks    180,000        22.8%        0.4375     February 28, 2006
Dean W. Drulias        180,000        22.8%        0.4375     February 28, 2006
J. Michael Urban       180,000        22.8%        0.4375     February 28, 2006


      Messrs. Fairbanks and Drulias were also each granted, on January 4, 2002, options to purchase 180,000 shares of Fortune's common stock at an exercise price of $0.16 per share. On the same date, Mr. Nowak was granted options to purchase 180,000 shares of Fortune's common stock at an exercise of $0.16 per share and Mr. Urban was granted five-year warrants to purchase 180,000 shares of Fortune common stock at an exercise price of $0.16 per share.

      In the event of a change in control of Fortune that is not approved by its board of directors, the shares of common stock underlying all outstanding options will be issued to the option holders without the payment of the exercise price for such shares.

Retirement Plan

      During 1996, Fortune adopted the Fortune Natural Resources Corporation 401(k) Profit Sharing Plan for its eligible employees. Under the plan, eligible employees are permitted to make salary deferrals of up to 15% of their annual compensation, subject to Internal Revenue Service (IRS) limitations. For calendar year 2001, salary deferrals were matched by Fortune in the amount of 50% of employee salary deferral, subject to IRS limitations, and are immediately vested. Salary deferrals are 100% vested at all times. Fortune does not make profit sharing contributions to the plan. Mr. Drulias is the sole trustee of the plan.

      For the 2001 plan year, Fortune's matching contribution obligation was $21,000, all of which was paid in 2002 in Fortune common stock. The amounts contributed to the plan as matching contributions for Fortune's executives are shown in the Summary Compensation Table set forth above.

Director Compensation

      During the first quarter of 2001, outside directors were paid $2,500 in cash for director fees and $500 in cash for service on the audit committee. In the second quarter of 2001, outside director fees were increased to $5,000 per quarter and audit committee fees remained $500 per quarter. Inside directors do not receive any director compensation. During the second and third quarters of 2001, $3,000 of the quarterly fee was payable, at the option of each director, in either cash, Fortune common stock or Fortune common stock options. The remaining $2,500 quarterly fee was payable, at the option of each director, in either Fortune common stock or common stock options. During the fourth quarter of 2001, the entire fee was made payable in either Fortune common stock or common stock options. Those electing options are entitled to receive the number of options equal to three times the number of shares of Fortune common stock they were otherwise entitled to. The options have a five-year term and are exercisable at Fortune's closing price at the end of the quarter for which they are earned.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      The following table contains information at March 28, 2002, as to all persons who, to our knowledge, were the beneficial owners of five percent or more of Fortune's outstanding common stock, and of all officers and directors.



                                               Position          Amount and Nature       Percent
   Name and Address                          with Fortune     of Beneficial Ownership   of Class
------------------------------------     -------------------  -----------------------   --------
Barry Blank
  1661 E. Camelback, Suite 201
  Phoenix, AZ  85016                              -                  1,966,901            10.8%

Renaissance Capital Growth & Income
Fund III, Inc.
  8080 N. Central Expressway, #210
  Dallas, TX  75206                               -                  1,546,394             9.2%

Renaissance US Growth and Income
Trust PLC
  8080 N. Central Expressway, #210
  Dallas, TX  75206                               -                  1,546,394             9.2%

J. Michael Urban
  952 Echo Lane, #240
  Houston, TX  77024                              -                    940,640             5.4%

Dean W. Drulias
  515 W. Greens Road, #720               Director and
  Houston, TX  77067                     Corporate Secretary           857,256             4.9%

John E. McConnaughy, Jr.
  515 W. Greens Road, #720
  Houston, TX  77067                     Director                      802,714             4.6%

Tyrone J. Fairbanks
  515 W. Greens Road, #720               Director, Chairman
  Houston, TX  77067                     and CEO                       802,120             4.6%

Barry Feiner
  515 W. Greens Road, #720
  Houston, TX  77067                     Director                      526,009             3.1%

Martin Lacoff
  515 W. Greens Road, #720
  Houston, TX  77067                     Director                      340,048             2.0%

Ronald P. Nowak
  515 W. Greens road, #720
  Houston, TX 77067                      President and COO             190,000             1.1%

All Officers and Directors
  as a group of six persons                                          3,518,147            17.8%


      Additional information regarding these holdings follows:

      o  Mr. Blank's holdings

      In addition to the 666,667 shares into which Mr. Blank's notes are convertible, his holdings include 308,900 shares of common stock and the following warrants convertible into an equivalent number of shares of common stock:

              Number of           Warrant
               Warrants       Exercise Price
              ----------      --------------
                250,000           $0.75
                666,667           $1.00
                 25,875           $1.50
                 25,875           $2.25
                 17,917           $3.60

      The $25,000 that Mr. Blank loaned Fortune for the February 2002 bridge financing entitles him to receive from 5,000 to 15,000 warrants to acquire an equivalent number of Fortune common stock. See "Bridge Financing Warrants" below and Item 12, Certain Relationships and Related Transactions, for more information about these bridge financing warrants and Mr. Blank's other warrants.

      o  Renaissance Capital Growth

      Renaissance Capital Growth's holdings include 200,000 three-year common stock purchase warrants, one-half exercisable at $1.50 per share and one-half exercisable at $2.25 per share. The $120,000 that Renaissance Capital Growth loaned Fortune for the February 2002 bridge financing entitles it to receive from 24,000 to 72,000 warrants to acquire an equivalent number of Fortune common stock. See "Bridge Financing Warrants" below and Item 12, Certain Relationships and Related Transactions, for more information about these warrants.

      o  Renaissance US Growth

      Renaissance US Growth's holdings include 200,000 three-year common stock purchase warrants, one-half exercisable at $1.50 per share and one-half exercisable at $2.25 per share. The $120,000 that Renaissance US Growth loaned Fortune for the February 2002 bridge financing entitles it to receive from 24,000 to 72,000 warrants to acquire an equivalent number of Fortune common stock. See "Bridge Financing Warrants" below and Item 12, Certain Relationships and Related Transactions, for more information about these warrants.

      o  Mr. McConnaughy's holdings

      Mr. McConnaughy's holdings include 333,333 shares into which his notes are convertible and 333,333 common stock purchase warrants.

      o  Mr. Feiner's holdings

      Mr. Feiner's wife, Janet Portelly, owns 5,000 shares of common stock, 66,667 common stock purchase warrants and 66,667 shares into which her notes are convertible. These shares have been included in Mr. Feiner`s holdings; however, he disclaims beneficial ownership of all such securities owned by Ms. Portelly.

      o  Mr. Lacoff's holdings

      Mr. Lacoff's holdings include warrants to purchase 100,000 shares of common stock, one-half exercisable at $1.50 per share and one-half exercisable at $2.25 per share. The $20,000 that Mr. Lacoff loaned Fortune for the February 2002 bridge financing entitles him to receive from 4,000 to 12,000 warrants to acquire an equivalent number of Fortune common stock. See "Bridge Financing Warrants" below and Item 12, Certain Relationships and Related Transactions, for information about these bridge financing warrants.

      o  Other officer and director holdings

      The table includes the following shares of common stock issuable upon the exercise of stock options granted under Fortune's various stock option plans:

                                    Common Stock     Average Weighted
                                      Issuable        Exercise Price
                                    ------------     ----------------

           Dean W. Drulias            778,300            $0.90
           Tyrone J. Fairbanks        730,000             0.86
           Barry Feiner               344,993             0.64
           Ronald P. Nowak            180,000             0.16
           Martin Lacoff               80,000             0.33
           John E. McConnaughy, Jr.    80,000             0.33

    The $20,000 that Mssrs. Drulias and Fairbanks each loaned Fortune for the February 2002 bridge financing entitles each of them to receive from 4,000 to 12,000 warrants to acquire an equivalent number of Fortune common stock. See "Bridge Financing Warrants" below and Item 12, Certain Relationships and Related Transactions, for information about these bridge financing warrants.

      o  Bridge Financing Warrants

      The Renaissance funds as well as Mssrs. Blank, Drulias, Fairbanks and Lacoff each loaned money to Fortune in its February 2002 bridge financing. Accordingly they are entitled to receive Fortune common stock purchase warrants in amounts and at an exercise price that depends on the date the loans are repaid. The number of warrants increases and the exercise price decreases the longer the loans are outstanding. (See Item 12, Certain Relationships and Related Transactions). As of the date hereof, the lenders have earned the minimum number of warrants issuable at an exercise price of $0.266 per share and that amount of warrants is reflected in the beneficial ownership table above. If the loans remain outstanding beyond August 8, 2002, the lenders will earn the maximum number of warrants issuable at an exercise price of $0.195 per share and the beneficial ownership would be calculated as follows:

                                       Assumes Maximum Bridge Financing
                                               Warrants Issued
                                      -----------------------------------
                                      Amount and Nature of     Percent of
      Principal Shareholder           Beneficial Ownership       Class
      -----------------------------   --------------------    -----------
      Barry Blank                           1,976,901            10.8%
      Renaissance Capital Growth            1,594,394            9.4%
      Renaissance US Growth                 1,594,394            9.4%
      Dean W. Drulias                         865,256            5.0%
      Tyrone J. Fairbanks                     810,120            4.7%
      Martin Lacoff                           348,048            2.1%
      All officers and Directors as
        a group of six persons              3,542,147            17.9%


Item 12.   Certain Relationships and Related Transactions

      In March 2002, Fortune's Board of Directors extended until April 15, 2002 the expiration date of the Fortune common stock purchase warrants owned by holders of Fortune's 12% notes. Included among these holders are Barry Blank, a principal shareholder of Fortune, who owns 666,667 such warrants, and John McConnaughy, a member of Fortune's board of directors, who owns 333,333 such warrants. Also, 66,667 of such warrants are owned by the wife of another member of Fortune's board of directors. The expiration date of these warrants may be extended for an additional year if the noteholders agree to defer for one year their interest payment that was due April 1, 2002. That interest payment is being held by Fortune pending the outcome of this offer. To date, 19 of 22 note holders representing 85% of the $68,850 interest payment have agreed to the extension.

      To finance its initial participation the new onshore exploration project, Fortune obtained short-term bridge financing in February 2002 of $500,000. This bridge financing consists of $240,000 in Series B Preferred Stock and loans of $260,000.

      The $240,000 in Series B Preferred Stock was issued to Renaissance Capital Growth & Income Fund and Renaissance US Growth & Income Trust, PLC, which are principal shareholders of Fortune. The Series B Preferred Stock has a 10% quarterly dividend, must be redeemed by Fortune on the earlier of funding of the private placement offering discussed herein or August 18, 2002 and contains certain put rights granted to the Renaissance funds. Under the put rights, if Fortune encumbers any of its properties (other than the Cadiz property in Bee County, Texas) or if Fortune fails to redeem the stock at the redemption date, the Renaissance funds receive a right that, if later exercised by Renaissance, would require Fortune to repurchase up to all of their outstanding stock in Fortune for $1,091,000, the price they paid for the stock. Fortune has the right to sell properties to redeem the stock. If the private placement is successful, the Series B Preferred Stock will be redeemed and this "put option" will be cancelled.

      The $260,000 of loans have been provided by members of the board of Fortune (Mssrs. Fairbanks, Drulias and Lacoff), by Barry Blank, a principal shareholder of Fortune, and by C. K. Cooper & Company, Inc., the managing dealer in Fortune's private placement offering, and other unaffiliated investors. The loans bear interest at the rate of 10% per annum. Interest is payable quarterly commencing April 1, 2002. The loans are due August 18, 2002 and may be prepaid at any time without penalty. The loans are secured by a security interest on Fortune's Cadiz property.

      Fortune has also agreed to pay the holders of the bridge financing as additional consideration, three-year Fortune common stock purchase warrants. The number of warrants issuable and the exercise price will be determined by the date on which the Series B Preferred Stock is redeemed or the loans are repaid according to the following schedule:


                              Number of warrants to be issued    Exercise price as
 Date of issuance of         expressed as percentage of dollar  percentage of market
warrants after date hereof     value of amount due hereunder    price of common stock
--------------------------   --------------------------------   ---------------------
  Less than 76 days                          20%                         150%
     76-105 days                             30%                         140%
    106-140 days                             40%                         130%
    141-170 days                             50%                         120%
 More than 170 days                          60%                         110%



      The market price of Fortune's common stock used to make the foregoing calculation is $0.177 per share, calculated as Fortune's ten-day average closing price prior to the date the initial bridge financing was obtained.

      During 2000, Fortune incurred $5,000 for consulting services provided by Interpretation3, of which Daniel R. Shaughnessy is the owner and president. Mr. Shaughnessy was a member of Fortune's board of directors from January 1997 to November 2000.

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

      Barry W. Blank, a principal shareholder of Fortune, acquired 51,750 shares of stock in the warrant exercise program. Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth and Income Trust PLC, also principal shareholders of Fortune, each purchased 200,000 shares of stock in the private placement.

      In addition to the shares acquired in these offerings, all participants received one three-year stock-purchase warrant for each share acquired. The exercise price of one-half of these warrants is $1.50 per share; the exercise price for the remainder is $2.25. Accordingly, Fortune issued 1,048,331 such new warrants in these transactions.

      Also in February and March 2000, holders of $930,000 of Fortune's 12% notes, which represent all of the notes that were convertible at approximately $0.33 per share, converted those notes into 2,821,162 shares of common stock. As an inducement to encourage conversion, Fortune paid the noteholders who converted one year's prepaid interest. This interest was paid in Fortune common stock valued at $0.75 per share, resulting in the issuance of an additional 148,800 shares to these noteholders. The Renaissance funds, each owners of $350,000 of such notes, converted all of their notes. Each Renaissance fund received 1,122,394 shares in connection with this transaction. As a result of this note conversion, Fortune's annual cash interest expense was reduced by $111,600.

      Fortune incurred $23,000 of out-of-pocket costs in these transactions. The proceeds from these offerings are being used for exploration expenditures and general corporate purposes.

      Included among the holders of Fortune's 12% subordinated convertible notes due December 31, 2007 are Barry Blank, a principal shareholder of Fortune who holds $500,000 of such notes, John McConnaughy, a member of Fortune's board of directors who holds $250,000 of such notes and the wife of another member of Fortune's board who holds $50,000 such notes.

      All of the foregoing transactions were, and any future transactions with related parties, will be on terms no less favorable to Fortune than those which could be obtained from unaffiliated third parties. In addition, no transaction will be entered into between Fortune and its management or principal stockholders unless they are approved by a majority of the directors who are not members of management or principal stockholders.

Limited Liability of Directors

      In accordance with the Delaware General Corporation Law, Fortune's Certificate of Incorporation limits the personal liability of its directors for violations of their fiduciary duties. The provision eliminates such directors' liability to Fortune or its stockholders for monetary damages, except for any breach of the directors' duty of loyalty to Fortune or its stockholders, for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, for unlawful payment of dividends or unlawful stock purchases or redemptions, or for any transaction from which any director derived an improper personal benefit.

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

Indemnification of Officers and Directors

      Fortune's bylaws indemnify its officers and directors to the fullest extent permitted by the Delaware General Corporation Law in effect at the time of a claim for indemnification. Such indemnification applies to any threatened, pending or contemplated suit or proceeding arising by reason of such person acting as an officer or director of Fortune or its affiliates.

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

Item 14.Exhibits, Financial Statement Schedules and Reports on form 8-K

    (a) Documents filed as part of the report:

        (1) Financial Statements
                                                                          Page
                                                                          ----
            Report of Independent Certified Public Accountants -
               Grant Thornton LLP...................................       45
            Balance Sheets--December 31, 2001 and 2000..............       46
            Statements of Operations for the years ended
               December 31, 2001 and 2000...........................       47
            Statements of Stockholders' Equity for the years ended
               December 31, 2001 and 2000...........................       48
            Statements  of Cash Flows for the years ended
               December31, 2001 and 2000............................       49
            Notes to Financial Statements...........................       50

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

             4.5 Shareholder Rights Plan of Registrant dated March 21, 1997 (filed as Exhibit 4.1 to Registrant's Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference)

             4.6 Form of Co-Conversion Agent warrant exercisable at $3.4965 per share (filed as Exhibit 4.4 to Registrant's registration Statement on Form S-2 (333-00087) and incorporated herein by reference)

             4.7 Form of Warrant Agreement between Registrant and U.S. Stock Transfer Corporation (incorporated by reference to Registrant's Registration Statement on Form SB-2, Registration No. 33-88452)

             4.8 Form of Amended Note between Registrant and holders of amended Convertible Subordinated Notes due December 31, 2007 (filed as Exhibit 4.10 to Registrant's Registration Statement on Form S-2 (333-75715) and incorporated herein by reference)

             4.9 Form of Warrant exercisable at $1.00 per share between Registrant and holders of amended Convertible Subordinated Notes due December 31, 2007 (filed as Exhibit 4.11 to Registrant's Registration Statement on Form S-2 (333-75715) and incorporated herein by reference)

            10.1     Participation   Agreement   by   and   between Registrant
                     and Smith Management Company, Inc. et al. to acquire a 12.5% working interest in Espiritu Santo Bay (filed as
                     Exhibit 10.1 to Registrant's Registration Statement on Form S-2 (333-22599) and incorporated herein by reference)

            10.2 Employment Agreement dated July 1, 2001 by and between Registrant and Tyrone J. Fairbanks (filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference)

            10.3 1993 Stock Option Plan (filed as an Exhibit to Registrant's Registration Statement on Form SB-2 (33-64600) and incorporated herein by reference)

            10.4 1998 Stock Option Plan (filed as Exhibit 10.8 to Registrant's Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

            10.5 Lease Agreement for 515 W. Greens Road, Houston, Texas 77067 (filed as Exhibit 10.1 to Registrant's Form 10-QSB for the quarter ended March 31, 2001 and incorporated herein by reference)

            10.6 Form of Option Exercise Grant and Extension Agreement, as amended, between all executives and directors and Registrant (filed as Exhibit 10.1 to the Registrant's Form 10-QSB for the quarter ended September 30, 2001 and incorporated herein by reference)

            10.7* Employment Agreement dated January 1, 2002 by and between Registrant and Ronald P. Nowak

            10.8* Exploration Agreement dated effective January 1, 2002 between Registrant, PrimeEnergy Management Corporation, Channel Exploration, LLC, Cymraec Exploration, Inc., Lonesome Dove Petroleum, Inc., Braveheart Holdings, LLC and Southwestern Eagle, LLC.

            10.9* Series B Preferred Stock Purchase Agreement dated as of February 15, 2002 by and among Registrant and Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC.

           10.10*   Put Option dated February 15, 2002 between Registrant and
                     Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC.

           10.11*   Form of 10% Secured Promissory Note dated February 19, 2002 between Registrant and certain members of Fortune's board of directors, current holders of more than 5% of the Company's outstanding common stock, C. K. Cooper & Company, Inc. and certain other unaffiliated investors.

           10.12* Managing Dealer Agency Agreement dated February 15, 2002 between Registrant and C.K. Cooper & Company, Inc.

            23.1*    Consent of Grant Thornton LLP

            23.2*    Consent of Huddleston & Co., Inc.

----------------
* Filed herewith

    (b) Reports on Form 8-K

      Form 8-K filed January 14, 2002 to report Fortune's press release announcing management changes.

      Form 8-K filed February 20, 2002 to report Fortune's press release announcing seismic driven exploration program.

      Form 8-K filed April 12, 2002 to report Fortune's press release announcing its year end 2001 financial results.

                          INDEX TO FINANCIAL STATEMENTS



                                                                           Page
                                                                           ----
Report of Independent Certified Public Accountants -
   Grant Thornton LLP...................................................    45

Balance Sheets - December 31, 2001 and 2000.............................    46

Statements of Operations for the years ended
   December 31, 2001 and 2000...........................................    47

Statements of Stockholders' Equity for the years ended
  December 31, 2001 and 2000............................................    48

Statements of Cash Flows for the years ended
  December 31, 2001 and 2000............................................    49

Notes to Financial Statements...........................................    50

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Stockholders and Board of Directors of Fortune Natural Resources Corporation


      We have audited the accompanying balance sheets of Fortune Natural Resources Corporation (a Delaware corporation) as of December 31, 2001 and 2000 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fortune Natural Resources Corporation as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Grant Thornton LLP
----------------------



Houston, Texas
March 14, 2002, except for the last paragraph of Note 13, as to which the date is April 12, 2002

                      FORTUNE NATURAL RESOURCES CORPORATION
                                 BALANCE SHEETS


                                     ASSETS
                                                                        December 31,
                                                                 ---------------------------
                                                                     2001            2000
                                                                 ------------    ------------
CURRENT ASSETS:
    Cash and cash equivalents ................................  $    507,000     $  1,028,000
    Accounts receivable ......................................       214,000          647,000
    Prepaid expenses .........................................        25,000           25,000
                                                                ------------     ------------
       Total current assets ..................................       746,000        1,700,000
                                                                ------------     ------------

PROPERTY AND EQUIPMENT:
    Oil and gas properties, accounted for
      using the full cost method .............................    28,546,000       27,848,000
    Office equipment and other ...............................       396,000          392,000
                                                                ------------     ------------
                                                                  28,942,000       28,240,000
    Less--accumulated depletion, depreciation
      and amortization .......................................   (25,261,000)     (22,511,000)
                                                                ------------     ------------
                                                                   3,681,000        5,729,000
                                                                ------------     ------------

TOTAL ASSETS .................................................  $  4,427,000     $  7,429,000
                                                                ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt ........................  $       --       $     10,000
    Accounts payable .........................................       134,000           64,000
    Accrued expenses .........................................        94,000           73,000
    Royalties payable ........................................        52,000           60,000
    Accrued interest .........................................        69,000           69,000
                                                                ------------     ------------
       Total current liabilities .............................       349,000          276,000
                                                                ------------     ------------

LONG-TERM DEBT, net of current portion .......................     2,295,000        2,295,000
                                                                ------------     ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, $1.00 par value:
      Authorized--2,000,000 shares
      Issued and outstanding--None ...........................          --               --
    Common stock, $.01 par value
      Authorized--40,000,000 shares
      Issued and outstanding--16,485,474 and 16,413,806 shares
        at December 31, 2001 and 2000, respectively ..........       165,000          164,000
    Capital in excess of par value ...........................    32,171,000       32,117,000
    Accumulated deficit ......................................   (30,553,000)     (27,423,000)
                                                                ------------     ------------

NET STOCKHOLDERS' EQUITY .....................................     1,783,000        4,858,000
                                                                ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...................  $  4,427,000     $  7,429,000
                                                                ============     ============


                 See accompanying notes to financial statements.

                      FORTUNE NATURAL RESOURCES CORPORATION

                            STATEMENTS OF OPERATIONS


                                                               For the Years Ended
                                                                   December 31
                                                           ---------------------------
                                                               2001           2000
                                                           ------------   ------------
REVENUE
      Sales of oil and gas, net of royalties ............  $  1,780,000   $  2,794,000
      Other income ......................................        39,000         36,000
                                                           ------------   ------------
                                                              1,819,000      2,830,000
                                                           ------------   ------------
EXPENSES
      Production and operating ..........................       630,000        634,000
      Provision for depletion, depreciation
        and amortization ................................       573,000        949,000
      General and administrative ........................     1,291,000      1,099,000
      Interest ..........................................       278,000        276,000
      Impairments to oil and gas properties
                                                              2,177,000           --
                                                           ------------   ------------
                                                              4,949,000      2,958,000
                                                           ------------   ------------
LOSS BEFORE EXTRAORDINARY ITEM ..........................    (3,130,000)      (128,000)
      Extraordinary loss on early extinguishments of debt          --         (119,000)
                                                           ------------   ------------
NET LOSS ................................................  $ (3,130,000)  $   (247,000)
                                                           ============   ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING .............................    16,464,000     15,865,000
                                                           ============   ============
NET LOSS PER COMMON SHARE
  (BASIC AND DILUTED)
      Net loss before extraordinary item ................  $      (0.19)  $      (0.01)
      Extraordinary item ................................          --            (0.01)
                                                           ------------   ------------
           Net loss per common share ....................  $      (0.19)  $      (0.02)
                                                           ============   ============


          See accompanying notes to financial statements.

               FORTUNE NATURAL RESOURCES CORPORATION

                STATEMENTS OF STOCKHOLDERS' EQUITY


                                                  Common Stock            Capital in                     Stock-
                                            --------------------------     Excess of     Accumulated     holders'
                                               Shares        Amount       Par Value        Deficit        Equity
                                            ------------  ------------   ------------   ------------   ------------
BALANCE, December 31, 1999..............    12,259,846    $    123,000   $ 30,295,000   $(27,176,000)  $  3,242,000
                                            ============  ============   ============   ============   ============
Common stock contributed to
  401(k) Plan ..........................          55,405           --          19,000           --           19,000
Common stock issued for
   directors' fees .....................          70,932         1,000         31,000           --           32,000
Common stock issued for
   conversion of notes .................       2,821,162        28,000        902,000           --          930,000
Common stock issued for premium
   on early extinguishments of debt.....         158,132         2,000        117,000           --          119,000
Common stock issued for
   exercise of warrants ................         224,331         2,000        166,000           --          168,000
Common stock issued for
  stock offering .......................         824,000         8,000        610,000           --          618,000
Common stock offering expenses .........            --             --         (23,000)          --          (23,000)
Common stock returned to treasury.......              (2)          --            --             --             --
Net loss ...............................            --             --            --         (247,000)
                                            ------------  ------------   ------------   ------------   ------------

BALANCE, December 31, 2000 .............      16,413,806  $    164,000   $ 32,117,000   $(27,423,000)  $  4,858,000
                                            ============  ============   ============   ============   ============
Common stock contributed to
   401(k) Plan .........................          48,773           --          24,000           --           24,000
Common stock issued for
   directors' fees .....................          22,396         1,000         10,000           --           11,000
Common stock issued for
   exercise of stock options ...........             500           --             --            --             --
Common stock warrants issued for
   professional services ...............            --             --          20,000           --           20,000
Common stock returned to treasury ......              (1)          --             --            --             --
Net loss ...............................            --             --             --      (3,130,000)    (3,130,000)
                                            ------------  ------------   ------------   ------------   ------------

BALANCE, December 31, 2001 .............      16,485,474  $    165,000   $ 32,171,000   $(30,553,000)  $  1,783,000
                                            ============  ============   ============   ============   ============



          See accompanying notes to financial statements.

                      FORTUNE NATURAL RESOURCES CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                             For the Years Ended
                                                                                  December 31
                                                                          --------------------------
                                                                              2001      2000
                                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ..........................................................  $(3,130,000)   $  (247,000)
     Adjustments to reconcile net loss to net cash provided by operating activities:
     Common stock issued for directors' fees ...........................       11,000         32,000
     Depletion, depreciation and amortization ..........................      573,000        949,000
     Common stock issued in connection with extraordinary loss on
       early extinguishments of debt ...................................         --          119,000
     Common stock issued for 401(k) Plan contribution ..................       24,000           --
     Common stock issued for professional services .....................       20,000           --
     Impairments to oil and gas properties .............................    2,177,000           --
                                                                          -----------    -----------
       Cash flow before changes in operating assets and liabilities ....     (325,000)       853,000

     Changes in operating assets and liabilities:
     Accounts receivable ...............................................      433,000       (333,000)
     Prepaids ..........................................................         --           (3,000)
     Accounts payable and accrued expenses .............................       91,000        (89,000)
     Royalties payable .................................................       (8,000)        55,000
     Accrued interest ..................................................         --          (28,000)
     Deposits and other ................................................         --           70,000
                                                                          -----------    -----------
       Net cash provided by operating activities .......................      191,000        525,000
                                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for oil and gas properties ...........................     (698,000)
     Net change in other property and equipment ........................       (4,000)        (8,000)
                                                                          -----------    -----------
       Net cash used in investing activities ...........................     (702,000)
                                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of long term debt .......................................      (10,000)          --
     Gross proceeds from issuance of common stock
        or exercise of common stock options ............................         --          786,000
     Debt and equity offering costs ....................................         --          (23,000)
                                                                          -----------    -----------
       Net cash provided by (used in) financing activities .............      (10,000)       763,000
                                                                          -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...................     (521,000)       734,000
                                                                          -----------    -----------

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ...........................    1,028,000        294,000
                                                                          -----------    -----------

CASH AND CASH EQUIVALENTS, END OF YEAR .................................  $   507,000    $ 1,028,000
                                                                          ===========    ===========

Supplemental information:
     Interest paid in cash .............................................  $   278,000    $   304,000
     Common stock issued for conversion of notes .......................         --          930,000
     Common stock issued for 401(k) Plan contribution ..................         --
                                                                                              19,000





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

Use of Estimates

      In order to prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management must make estimates, judgments and assumptions that affect the reported amounts. Actual results could differ from those estimates.

Cash Equivalents

      Fortune considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

Property and Equipment

      Fortune accounts for its oil and gas operations using the full cost method. Under the full cost method, all costs associated with the acquisition, exploration and development of oil and gas reserves, including non-productive costs, are capitalized as incurred. Internal overhead, which is directly identified with acquisition, exploration and development is capitalized. Such overhead has not been material through December 31, 2001.

      The capitalized costs of oil and gas properties are accumulated in a single cost center and are amortized using the unit-of-production method based on proved reserves. Estimated future development and abandonment costs are included in the amortization base. Capitalized costs and estimated future development costs associated with unevaluated properties are excluded from amortization until the quantity of proved reserves attributable to the property has been determined or impairment has occurred. Oil and gas property depreciation, depletion and amortization expense per equivalent Mcf was $1.49 and $1.37 for the years ended December 31, 2001 and 2000, respectively.

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

(2)   Liquidity

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should Fortune be unable to continue as a going concern.

      Fortune incurred a substantial loss in 2001 and has incurred losses in earlier years resulting in an accumulated deficit at December 31, 2001 of approximately $30.6 million. Although at December 31, 2001 Fortune reported a positive working capital balance of $397,000, a cash balance of $507,000 and no short-term debt, it incurred negative cash flow before changes in operating assets and liabilities during 2001 of $325,000. Furthermore, Fortune expects to report negative cash flow and a net loss during the first quarter of 2002. Fortune believes that this negative cash flow and earnings trend may continue and could cause the company to be unable to service its debt and pay other financing arrangements entered into subsequent to year end when they become due. To improve its viability as a going concern, Fortune has recently taken the following steps:

o Acquired a working interest in a new exploration program in an effort to increase the quality of the drilling projects available to Fortune and the opportunity to have greater control over the exploration process by acting as operator on 50% of the prospects delineated in the program;

o Hired a new President and Chief Operating Officer in an effort to enhance the quality of the technical review applied to Fortune's drilling projects and to manage oil and gas operations;

o Reduced overhead expenses by reducing staff and cutting other expenditures;

o Obtained $500,000 in short-term bridge financing to finance the initial expenditures of its new exploration program; and

o Begun a private placement offering to raise up to $4 million to fund its operations and repay the bridge financing.

      If the recently announced private placement offering is successful, Fortune believes that it will have the capital to fund its operations during the short term. However, drilling success, improved commodity prices and/or additional financings will be necessary to fund long-term growth.


(3) Oil and Gas Properties and Operations

      Capitalized costs relating to oil and gas producing activities and related accumulated depletion, depreciation and amortization at December 31, 2001 and 2000 were as follows:

                                                         2001          2002
                                                     ------------  ------------
Capitalized costs of oil and gas properties.......   $ 28,546,000  $ 27,848,000
Less accumulated depletion, depreciation
  and amortization................................    (24,867,000)  (22,125,000)
                                                     ------------  ------------
                                                     $  3,679,000  $  5,723,000
                                                     ============  ============

      The unproved properties portion of capitalized costs was $1.8 million in 2000 and $3,300 in 2001.

      Costs incurred in oil and gas producing activities were as follows:

                                            2001       2000
                                          ---------  ---------
      Property acquisition
        Unproved........................  $  11,000  $ 141,000
        Proved..........................          -          -
      Exploration.......................    510,000    348,000
      Development.......................    177,000     57,000
                                          ---------  ---------
                                          $ 698,000  $ 546,000
                                          =========  =========

      The results of operations from oil and gas producing activities for the years ended December 31, 2001 and 2000, are as follows:

                                                                 2001          2000
                                                             ------------  ------------
      Revenues from oil and gas producing activities:
         Sales to unaffiliated parties..................     $  1,780,000  $  2,794,000

      Expenses -
       Production and operating.........................          630,000     634,000
       Depreciation, depletion and amortization.........          565,000     909,000
       Impairments to oil and gas properties............        2,177,000        --
                                                             ------------  ------------
      Total expenses....................................        3,372,000  1,543,000
                                                             ------------  ------------
      Pretax income (loss) from producing activities....       (1,592,000)  1,251,000
      Income tax expense................................             --          --
                                                             ------------  ------------
      Results of oil and gas producing activities
        (excluding corporate overhead and interest costs)    $ (1,592,000) $  1,251,000
                                                             ============  ============


(4) Long-Term Debt

      At December 31, 2001 and 2000, a summary of long-term debt is as follows:

                                                                   December 31, December 31,
                                                                       2001         2000
                                                                   -----------  -----------
      Convertible Subordinated Notes due December 31, 2007.....    $ 2,295,000  $ 2,295,000

      Credit Lyonnais credit facility due January 11, 2001.....              -       10,000
                                                                   -----------  -----------

      Total long-term debt.....................................      2,295,000    2,305,000
      Less current installments................................              -       10,000
                                                                  ------------  -----------

      Long-term debt, excluding current installments...........   $  2,295,000  $ 2,295,000
                                                                  ============  ===========

      At December 31, 2001, Fortune had $2,295,000 of 12% subordinated convertible notes outstanding. Such convertible subordinated notes are unsecured and are due December 31, 2007. All of the 12% notes are convertible by the holders into common stock at $0.75 per share and/or redeemable by Fortune at par. The notes bear interest at a rate of 12% per year, payable quarterly. The cost incurred to issue the original notes has been amortized as additional interest expense over the 18-month period ended May 1, 1999, the first date that the notes were convertible. As a result of this amortization of issuance costs, the effective interest rate of the notes over this 18-month period was 21.2%. If any notes are held to maturity, the effective interest rate to maturity on those notes will be 13.4%.

      In February and March 2000, holders of the $930,000 of Fortune's 12% notes that were convertible at approximately $0.33 per share, converted those notes into 2,821,162 shares of common stock. Fortune paid the noteholders who converted a premium equal to one year's prepaid interest plus certain accrued interest. This premium was paid in Fortune common stock valued at $0.75 per share, resulting in the issuance of an additional 158,132 shares to the noteholders who converted. This premium was expensed during the first quarter of 2000 as an extraordinary loss on early extinguishment of debt. Two Renaissance funds, which are each principal shareholders of Fortune, converted their entire combined $700,000 principal amount of notes to stock in this transaction. Each Renaissance fund received 1,122,394 shares in this conversion. As a result of this note conversion, Fortune's annual cash interest expense was reduced by $111,600.

      Fortune's $20 million credit facility with Credit Lyonnais New York Branch expired January 11, 2001, and Fortune repaid the $10,000 outstanding balance on the credit facility during the first quarter of 2001. The interest rate on the facility was 1.25% above Credit Lyonnais' base rate.


(5)   Income Taxes

      No provision for income taxes was required for the years ended December 31, 2001 and 2000. Deferred taxes consist of the following:


                                                              2001        2000
                                                           ----------  ----------
      Deferred tax assets:
        Net operating loss carryforwards.................. $8,351,000  $7,967,000
        Difference in basis of oil and gas properties.....  1,587,000   1,032,000
                                                           ----------  ----------
                                                            9,938,000   8,999,000
        Less valuation allowance (100%)................... (9,938,000) (8,999,000)
                                                           ----------  ----------
        Net deferred taxes................................ $        -  $        -
                                                           ==========  ==========

      At December 31, 2001, Fortune estimates it had cumulative net operating loss carryforwards for federal income tax purposes of approximately $25 million, of which approximately $7 million is subject to restrictions under I.R.C. 382. These loss carryforwards are available to offset future federal taxable income, if any. The net operating losses expire from 2002 through 2021. Fortune is uncertain as to the recoverability of the above deferred tax assets and has therefore applied a 100% valuation allowance.


(6)   Commitments and Contingencies

      Fortune has an employment agreement with its Chairman and Chief Executive Officer that currently provides for an annual salary of $192,000 and contains a cost-of-living escalator. The agreement expires six months following notice of non-renewal. The agreement provides that if employment is terminated for any reason other than cause, death or disability within two years following a change in control, the CEO is entitled to either a lump-sum payment of two and one-half years compensation or an amount equal to three times annual compensation payable in 36 monthly installments. In addition, the exercise price of all shares of common stock underlying his stock options shall, in the event of such termination, be reduced to $0.01 per share.

      Fortune has also entered into an employment agreement with Ronald P. Nowak, its President and Chief Operating Officer. Mr. Nowak's agreement provides for a base salary of $70,000 and an annual bonus up to 115% of his base salary if certain demonstrable improvements are made to Fortune's oil and gas reserves. The agreement also provides that he be paid, in the event he is terminated within thirty (30) days following a board-approved change of control (which for the purposes of his agreement means a change in more than one-third of the Board of Directors following certain specified events), a severance payment of $140,000 should a change of control take place during 2002, $250,000 if a change of control were to occur in 2003 or $350,000 if a change of control were to occur in 2004, so long as both (1) a comparable position is not offered to him at the time of such change of control, and (2) Fortune has demonstrated measurable growth during his tenure. Furthermore, if Mr. Nowak is terminated without cause in 2003 or 2004, he will receive a severance payment of nine months of his base salary and, if terminated without cause thereafter, a severance payment of one year's base salary.

      Fortune leases office space under a non-cancelable operating lease. Rental expense under the office lease for the years ended December 31, 2001 and 2000 was $95,000 and $93,000, respectively.

      Minimum future lease payments under the non-cancelable operating leases are as follows:

            Year ending December 31,

                     2002.................  $94,000
                     2003.................   97,000
                     2004.................   99,000
                     2005.................  102,000
                     2006.................   43,000
                     Thereafter...........        -

(7)   Related Party Transactions

      In January 2000, Fortune commenced both a private placement offering of common stock and an incentive warrant exercise program. The private placement closed March 10, 2000 and the incentive warrant exercise program closed on June 1, 2000. Fortune raised $618,000 in the private placement (824,000 shares sold at $0.75 per share) and $168,000 in the incentive warrant exercise (224,331 shares issued at $0.75 per share). The warrants subject to this program would otherwise have been exercisable at prices from $2.61 to $3.625 per share.

      Barry W. Blank, a principal shareholder of Fortune, acquired 51,750 shares of stock in the warrant exercise program. Also, Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth and Income Trust PLC, also principal shareholders of Fortune, each purchased 200,000 shares of stock in the private placement.

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

      From January 1997 to November 2000, Daniel R. Shaughnessy served as a director of Fortune. Mr. Shaughnessy is a petroleum geophysicist and geologist and is president and owner of Interpretation3, an integrated 3D geophysical interpretation company that does geological and geophysical consulting work for Fortune. During 2000, Mr. Shaughnessy's firm billed Fortune a total of $5,000 for geological and geophysical consulting.

      Included among the holders of Fortune's 12% subordinated convertible notes due December 31, 2007 are Barry Blank, a principal shareholder of Fortune who holds $500,000 of such notes, John McConnaughy, a member of Fortune's board of directors who holds $250,000 of such notes and the wife of another member of Fortune's board who holds $50,000 such notes.


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

                                                 Year ended
                                                 December 31
                                               ---------------
      Impact on net loss:
        Increase in net loss (millions)        $ 0.3     $ 0.4
        Increase in net loss per share         $0.02     $0.02

      The fair value on the date of grant of options granted during 2001 ranged from $0.28 to $0.56 per common stock option using the Black-Scholes option-pricing model. Fortune used the following assumptions to calculate the fair value of options granted and the impact on its net loss and net loss per share based upon the methodology prescribed under FAS 123:

                                             Year ended
                                             December 31
                                        ---------------------
                                           2001        2000
                                        ---------   ---------
     Assumptions:
        Dividend yield                     0%           0%
        Volatility                       142%          65%
        Risk-free interest rate         3.9%-5.0%    6.2%-6.7%
        Forfeiture rate                   15%          15%
        Expected life (years)              4            4

      Common stock option transactions were:

                                                             Weighted Average
                                               Number of      Exercise Price
                                                Options         of Options
                                              Exercisable       (per share)
                                              -----------       -----------
      Balance, December 31, 1999..........      2,364,764          $2.20
      Granted.............................        770,000           1.14
      Exercised...........................        (25,000)          0.75
      Forfeited...........................       (557,714)          2.39
                                              -----------       -----------
      Balance, December 31, 2000..........      2,552,050          $1.83
                                              ===========       ===========
      Granted.............................        850,868           0.42
      Exercised...........................           (500)          0.44
      Forfeited...........................       (566,500)          2.31
                                              -----------       -----------
      Balance, December 31, 2001..........      2,835,918          $1.31
                                              ===========       ===========

      The exercise price of the options granted in 2001 equaled the stock price on the date of grant. All options are immediately vested and exercisable upon grant. At December 31, 2001, Fortune had 1,648,575 common stock options available for grant during 2002 under the 1998 Stock Option Plan.

      In the event of a change in control of Fortune that is not approved by its board of directors, the shares of common stock underlying all outstanding options will be issued to the option holders without the payment of the exercise price for such shares. This change of control provision requires Fortune to follow variable accounting for its stock options while they are outstanding. Under variable accounting, increases in Fortune's stock price above the option exercise price as of the end of each quarter will result in an expense equal to the excess of the stock price over the exercise price multiplied by the number of such options. Subsequent decreases in Fortune's stock price will result in a reversal of all or part of this expense.

      The following table summarizes information concerning currently outstanding and exercisable options and warrants issued in lieu of options:

                           Options Outstanding and Exercisable
                         ---------------------------------------
                                         Weighted
                                          Average       Weighted
       Range of                          Remaining       Average
       Exercise           Number        Contractual     Exercise
         Price          Outstanding    Life (Years)       Price
    ------------------------------------------------------------

    $0.33 to $0.44        794,499           4.2           $0.43
    $0.53 to $0.69         75,869           4.0           $0.66
    $1.16 to $1.56      1,574,800           2.3           $1.39
    $1.88 to $2.38         30,000           1.1           $2.04
        $3.00             360,750           0.1           $3.00
                        ---------           ---           -----
                        2,835,918           2.6           $1.31
                       ==========           ===           =====

      At December 31, 2001 Fortune's outstanding common stock purchase warrants consisted of:


                                Exercise Price
         Number of Warrants       Per Warrant      Expiration Date
         ------------------     --------------     ---------------
             200,000 (a)           $    1.53           3/01/02
             600,200 (b)           $    3.75           3/01/02
           3,060,004               $    1.00           4/15/02
              17,917               $    3.60          11/30/02
              10,000               $    1.06           1/26/03
             524,166               $    1.50            3/1/03
             524,165               $    2.25            3/1/03
              80,000               $    0.62           8/21/04
           ---------
           5,016,452
           =========

--------------

(a) These warrants contain a price protection provision that requires the conversion price to be adjusted downward, under certain circumstances, if Fortune issues stock or stock equivalents at a price less than the then warrant exercise price.

(b) These warrants permit the holders to purchase 1.4375 shares of common stock for each warrant held.


 (9)  Major Customers and Production Concentration

      Fortune routinely sells over 10% of its oil and gas revenues to single customers. The following table shows the percentage of oil and gas revenues to each customer who exceeded 10% of total such revenues during 2001 and 2000:

                                                   2001    2000
                                                  ------  ------
      Largest customer                               33%     27%
      Next largest customer                          31%     20%
                                                  ------  ------
      Total sold to all customers who exceed 10%     64%     47%
                                                  ======  ======

      Fortune's revenue is dependent upon a limited number of producing wells. During the fourth quarter of 2001, Fortune derived approximately 33% of its revenues from three wells: South Timbalier Block 76, Cadiz Brooks #1 and Cadiz Brooks #3. A significant curtailment or loss of production from an individually significant well for a prolonged period before Fortune could replace that well would have a material adverse effect on its projected operating results and financial condition.

(10) Fair Value of Financial Instruments

      The carrying value of cash and cash equivalents, accounts receivable, accounts payable, debt and other financial assets and liabilities approximate their fair value.

(11) Retirement Plan

      During 1996, Fortune adopted the Fortune Natural Resources Corporation 401(k) Profit Sharing Plan for its eligible employees. Under the plan, eligible employees are permitted to make salary deferrals of up to 15% of their annual compensation, subject to Internal Revenue Service limitations. For 2001, salary deferrals were matched by Fortune 50%, subject to IRS limitations, and are immediately 100% vested. Salary deferrals are 100% vested at all times. Fortune makes its matching contribution in shares of Fortune common stock. Fortune does not make profit sharing contributions to the plan. For the 2001 and 2000 plan years, Fortune's matching contribution liability was $21,000 and $24,000, respectively.

(12) Oil and Gas Producing Activities and Oil and Gas
     Cost Information (Unaudited)

      All of Fortune's reserves are located within the United States. Proved reserves represent estimated quantities of oil and gas which geological and engineering data demonstrate to be reasonably certain to be recoverable in the future from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are reserves that are expected to be recovered through existing wells using existing equipment and operating methods. For the years ended December 31, 2001 and 2000, the oil and gas reserve estimates were determined by Huddleston & Co., Inc., Houston, Texas independent petroleum engineers, in accordance with guidelines established by the Securities and Exchange Commission. Such estimates are subject to numerous uncertainties inherent in the estimation of proved reserves and in the projection of future production, prices and costs. The future cash inflow, as reflected in the "Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves", determined from such reserve data are estimates only. They should not be construed to be the current market values of Fortune's oil and gas reserves or the costs that would be incurred to obtain equivalent reserves.

Changes in Estimated Reserve Quantities

      Fortune's net interests in estimated quantities of proved developed and undeveloped reserves of oil and gas at December 31, 2001 and 2000, and changes in such quantities during the years then ended were as follows:

                                                 Oil (MBbls)
                                               -------------
                                                2001   2000
                                               -----  ------
      BEGINNING OF PERIOD...................      98      88

        Revisions of previous estimates.....       5      18
        Extensions and discoveries..........      67       4
        Production..........................      (8)    (12)
                                               -----  ------

      END OF PERIOD.........................     162      98
                                               =====  ======
        Proved developed reserves
           Beginning of period..............      38      28
                                               =====  ======

           End of period....................      72      38
                                               =====  ======


                                                Gas (Mmcf)
                                               -------------
                                               2001    2000
                                               -----  ------
      BEGINNING OF PERIOD..................    3,368   3,000
        Revisions of previous estimates....     (899)    412
        Extensions and discoveries..........     210     547
        Production..........................    (332)   (591)
                                               -----  ------

      END OF PERIOD.........................   2,347   3,368
                                               =====  ======

        Proved developed reserves
           Beginning of period..............   1,687   1,371
                                               =====  ======

           End of period ...................   1,101   1,687
                                               =====  ======


Standardized Measure of Discounted Future Net Cash Flows
Relating to Proved Oil and Gas Reserves

      The following information has been developed using procedures prescribed by Statement of Financial Accounting Standards No. 69 "Disclosures about Oil and Gas Producing Activities" and based on oil and gas reserve and production volumes determined by Fortune's reserve engineers. It may be useful for certain comparative purposes, but should not be solely relied upon in evaluating Fortune or its performance. Further, information contained in the following table should not be considered as representative of realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of Fortune.

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

       The standardized measure of discounted future net cash flows relating to proved oil and gas reserves is as follows:
                                                     2001      2000
                                                   --------  --------
                                                    (in thousands)
      Future cash inflows.......................   $  9,032  $ 37,185
      Future costs:
        Production..............................     (2,887)   (5,959)
        Development.............................       (770)     (928)
                                                   --------  --------
      Future net inflows before income taxes....      5,375    30,298
      Future income taxes.......................          -         -
                                                   --------  --------
      Future net cash flows.....................      5,375    30,298
      10% discount factor.......................     (1,699)   (8,813)
                                                   --------  --------
      Standardized measure of
        discounted net cash flows...............   $  3,676  $ 21,485
                                                   ========  ========

      The average prices received by Fortune at year-end 2001 and 2000 and used in determining year-end proved reserves were as follows:

                                            2001      2000
                                          --------  --------
           Oil - $/Bbl................    $  16.64  $  24.44
           Gas - $/Mcf................    $   2.70  $  10.33

      As of April 9, 2002, Fortune was receiving an average of approximately $3.60 per Mcf for its gas production and $21.90 per Bbl for its oil production.

Changes in Standardized Measure of Discounted Future Net Cash
Flows from Proven Reserve Quantities

      A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil and gas reserves is as follows:

                                                          2001       2000
                                                        --------   --------
                                                           (in thousands)
      Standardized Measure:
      Beginning of year..............................   $ 21,485   $  4,331
      Increases (decreases):
      Sales and transfers, net of production costs...     (1,150)    (2,160)
      Extensions and discoveries.....................      1,122      3,434
      Net change in sales and transfer prices,
        net of production costs......................    (16,792)    12,446
      Changes in estimated future development costs..        160         24
      Revisions of quantity estimates................     (1,076)     2,864
      Accretion of discount..........................      2,149        433
      Sales of reserves in place.....................          -          -
      Changes in timing of production and other......     (2,222)       113
                                                        --------   --------
      Standardized Measure:
      End of year...................................    $  3,676   $ 21,485
                                                        ========   ========


(13)  Subsequent Events

      In February 2002, Fortune acquired a 25% working interest in an onshore oil and gas exploration program. To finance its initial participation in this program, Fortune obtained short-term bridge financing in February 2002 of $500,000. This bridge financing consists of $240,000 in Series B Preferred Stock and loans of $260,000.

      The $240,000 in Series B Preferred Stock was issued to Renaissance Capital Growth & Income Fund and Renaissance US Growth & Income Trust, PLC, which are principal shareholders of Fortune. The Series B Preferred Stock has a 10% quarterly dividend, must be redeemed on the earlier of funding of Fortune's private placement offering currently in progress or August 18, 2002 and contains certain put rights granted to the Renaissance funds. Under the put rights, if Fortune encumbers any of its properties (other than the Cadiz property in Bee County, Texas) or if Fortune fails to redeem the stock at the redemption date, the Renaissance funds receive a right that, if later exercised by Renaissance, would require Fortune to repurchase up to all of their outstanding stock in Fortune for $1,091,000, the price they paid for the stock. Fortune has the right to sell properties to redeem the stock.

      The $260,000 of loans have been provided by members of Fortune's board of directors (Mssrs. Fairbanks, Drulias and Lacoff), by Barry Blank, a principal shareholder of Fortune, and by C. K. Cooper & Company, Inc., the managing dealer in Fortune's private placement offering discussed below, and certain other third parties. The loans bear interest at the rate of 10% per annum. Interest is payable quarterly commencing April 1, 2002. The loans are due August 18, 2002 and may be prepaid at any time without penalty. The loans are secured by Fortune's Cadiz property.

      Fortune has also agreed to pay the holders of the bridge financing, three-year Fortune common stock purchase warrants. The number of warrants issuable and the exercise price will be determined by the date on which the Series B Preferred Stock is redeemed or the loans are repaid according to the following schedule:


                              Number of warrants to be issued      Exercise price as
   Date of issuance of       expressed as percentage of dollar    percentage of market
warrants after date hereof     value of amount due hereunder     price of  common stock
--------------------------   ---------------------------------   ----------------------
  Less than 76 days                          20%                          150%
     76-105 days                             30%                          140%
    106-140 days                             40%                          130%
    141-170 days                             50%                          120%
 More than 170 days                          60%                          110%

      The market price of Fortune's common stock used to make the foregoing calculation is $0.177 per share, calculated as the ten-day average closing price prior to the date the initial bridge financing was obtained.

      On February 19, 2002 Fortune began a private placement offering of from 150,000 to 400,000 Units priced at $10 each. The offering will be open until April 30, 2002, unless mutually extended. Each Unit consists of one share of Fortune Series A Convertible Participating Preferred Stock and one three-year common stock purchase warrant. Each warrant converts into one share of Fortune common stock at an exercise price of $1.50 per share. Fortune and the managing dealer of the offering can jointly agree to increase the offering size by up to 100,000 additional Units. The minimum offering size of 150,000 Units can also be reduced to any amount mutually agreed to by Fortune, the managing dealer in the offering and the investors.

      The preferred shares will pay both a fixed and a contingent cash dividend quarterly. The fixed dividend is payable at 8% per year, increasing to 12% on January 1, 2004, as a penalty if Fortune does not use the net proceeds in the onshore exploration program discussed above.

      The contingent dividend will be a percentage of the net oil and gas revenue from the new onshore exploration program discussed above. The percentage will be 3% if 400,000 Units are sold but can be higher or lower if more or less units are sold.

      The preferred shares will have a liquidity preference of $10.00 per share. Fortune will be prohibited from issuing additional such securities while the preferred shares are outstanding. Each preferred share will be convertible into 13 1/3 shares of Fortune common stock. They will convert automatically if Fortune's common stock price reaches $1.50 per share for a 10-day trading period. Fortune may redeem the shares for $25 per share. The preferred shareholders will have certain other rights if Fortune fails to pay the preferred stock dividends.

      The managing dealer of the offering will also receive Fortune three-year common stock purchase warrants. The number of warrants received will depend upon the size of the offering. If 400,000 Units are sold, the managing dealer will receive 133,333 common stock purchase warrants exercisable at $1.50 per share.

      Fortune estimates that it will receive, net of expenses, approximately $1.3 million, if the minimum offering is achieved and approximately $3.6 million if 400,000 Units are sold. These net proceeds will be used to repay the $500,000 bridge financing and to fund Fortune's operations.

      In March 2002, Fortune's Board of Directors extended until April 15, 2002 the expiration date of the Fortune common stock purchase warrants owned by holders of Fortune's 12% notes. Included among these holders are Barry Blank, a principal shareholder of Fortune, who owns 666,667 such warrants, and John McConnaughy, a member of Fortune's board of directors, who owns 333,333 such warrants. Also, 66,667 of such warrants are owned by the wife of another member of Fortune's board of directors. The expiration date of these warrants may be extended for an additional year if the noteholders agree to defer for one year their interest payment that was due April 1, 2002. That interest payment is being held by Fortune pending the outcome of this offer. To date, 19 of 22 note holders representing 85% of the $68,850 interest payment due April 1, 2002 have agreed to the extension.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Houston, State of Texas, on April 12, 2002.

                                  Fortune Natural Resources Corporation


                                  By: /s/ Tyrone J. Fairbanks
                                     ----------------------------------
                                     Tyrone J. Fairbanks
                                     Chairman, Chief Executive Officer,
                                     Director and Chief Accounting Officer


                                  By: /s/ Ronald P. Nowak
                                     -----------------------------------
                                     Ronald P. Nowak
                                     President and Chief Operating Officer


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates stated.


       Signature                      Title                   Date


 /s/ Tyrone J. Fairbanks        Chairman of the Board and         April 12, 2002
-----------------------------   Chief Executive Officer
Tyrone J. Fairbanks



/s/ Ronald P. Nowak             President and Chief               April 12, 2002
-----------------------------   Operating Officer
Ronald P. Nowak



/s/ Dean W. Drulias             Director                          April 12, 2002
-----------------------------
Dean W. Drulias



/s/ Barry Feiner                Director                          April 12, 2002
-----------------------------
Barry Feiner



/s/ Martin Lacoff               Director                          April 12, 2002
-----------------------------
Martin Lacoff



/s/ John E. McConnaughy, Jr.    Director                          April 12, 2002
-----------------------------
John E. McConnaughy, Jr.