Form 10QSB
period 2002-03-31
FORTUNE NATURAL RESOURCES CORP
filed 2002-05-15
CIK 38242

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

                         16,639,089 as of April 30, 2002

Transition small business disclosure format (check one)     Yes ___   No X

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                      FORTUNE NATURAL RESOURCES CORPORATION
                                 BALANCE SHEETS

                                     ASSETS
                                                        March 31,   December 31,
                                                          2002         2001
                                                       ----------   ----------
                                                       (Unaudited)  (Audited)
CURRENT ASSETS:
   Cash and cash equivalents........................   $  198,000   $  507,000
   Restricted joint venture cash account............      273,000            -
   Accounts receivable..............................      182,000      214,000
   Prepaid expenses.................................       46,000       25,000
                                                       ----------   ----------
      Total Current Assets..........................      699,000      746,000
                                                       ----------   ----------
PROPERTY AND EQUIPMENT:
   Oil and gas properties, accounted for
     using the full cost method.....................   28,802,000   28,546,000
   Office and other.................................       82,000      396,000
                                                       ----------   ----------
                                                       28,884,000   28,942,000
   Less--accumulated depletion, depreciation
     and amortization...............................  (25,044,000) (25,261,000)
                                                       ----------   ----------
                                                        3,840,000    3,681,000
                                                       ----------   ----------
Deferred stock offering and bridge financing costs..      114,000            -
                                                       ----------   ----------

TOTAL ASSETS........................................   $4,653,000   $4,427,000
                                                       ==========   ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        March 31,   December 31,
                                                          2002         2001
                                                       ----------   ----------
                                                       (Unaudited)  (Audited)
CURRENT LIABILITIES:
   Accounts payable.................................   $  113,000   $  134,000
   Accrued expenses.................................      162,000       94,000
   Royalties and working interests payable..........       49,000       52,000
   Accrued interest.................................       17,000       69,000
   Bridge loans payable.............................      260,000            -
   Mandatory redeemable series B preferred stock....      240,000            -
                                                       ----------   ----------
      Total Current Liabilities.....................      841,000      349,000
                                                       ----------   ----------
DEFERRED INTEREST PAYABLE...........................       57,000            -
                                                       ----------   ----------
LONG-TERM DEBT......................................    2,295,000    2,295,000
                                                       ----------   ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value:
      Authorized--2,000,000 shares
      Issued and outstanding--240,000 shares of
       Series B....................................             -            -
   Common stock, $.01 par value:
      Authorized--40,000,000 shares
      Issued and outstanding 16,615,685 and 16,485,474
       at March 31, 2002 and December 31, 2001 .....      166,000      165,000
   Capital in excess of par value...................   32,567,000   32,171,000
   Accumulated deficit..............................  (31,273,000) (30,553,000)
                                                       ----------   ----------
NET STOCKHOLDERS' EQUITY............................    1,460,000    1,783,000
                                                       ----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........   $4,653,000   $4,427,000
                                                       ==========   ==========

                 See accompanying notes to financial statements.

                      FORTUNE NATURAL RESOURCES CORPORATION
                            STATEMENTS OF OPERATIONS

                                                      For the Three Months Ended
                                                       -----------------------
                                                        March 31,    March 31,
                                                          2002         2001
                                                       ----------   ----------
                                                             (Unaudited)
REVENUES
   Sales of oil and gas, net of royalties............  $  205,000   $  844,000
   Other income......................................      29,000       14,000
                                                       ----------   ----------
                                                          234,000      858,000
COSTS AND EXPENSES
   Production and operating..........................     119,000      168,000
   Provision for depletion, depreciation
     and amortization................................     100,000      167,000
   General and administrative........................     304,000      358,000
   Stock option variable accounting charge...........     350,000            -
   Interest..........................................      81,000       70,000
                                                       ----------   ----------
                                                          954,000      763,000
                                                       ----------   ----------
NET INCOME (LOSS)....................................  $ (720,000)  $   95,000
                                                       ==========   ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDIN............  16,588,000   16,446,000
                                                       ==========   ==========
NET INCOME (LOSS) PER COMMON SHARE
   (BASIC AND DILUTED)...............................  $    (0.04)  $     0.01
                                                       ==========   ==========


                 See accompanying notes to financial statements.

                      FORTUNE NATURAL RESOURCES CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002


                                          Common Stock        Capital in                     Stock-
                                      ---------------------    Excess of     Accumulated     holders'
                                        Shares      Amount     Par Value       Deficit       Equity
                                      ----------   --------   -----------   ------------    ----------

BALANCE, December 31, 2001.........   16,485,474   $165,000   $32,171,000   $(30,553,000)   $1,783,000

Common stock contributed to
   401(k) Plan.....................       51,462          -        20,000              -        20,000
Common stock issued for
   directors' fees.................       68,750      1,000        10,000              -        11,000
Common stock issued for
   employee compensation...........       10,000          -         2,000              -         2,000
Common stock returned to treasury..           (1)         -             -              -             -
Common stock warrants issued
   for professional services.......            -          -        14,000              -        14,000
Stock option variable
   accounting charge...............            -          -       350,000              -       350,000
Net loss...........................            -          -            -        (720,000)     (720,000)
                                      ----------   --------   -----------   ------------    ----------
BALANCE, March 31, 2002
   (unaudited).....................   16,615,685   $166,000   $32,567,000   $(31,273,000)   $1,460,000
                                      ==========   ========   ===========   ============    ==========




                 See accompanying notes to financial statements.

                      FORTUNE NATURAL RESOURCES CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                     For the Three Months Ended
                                                                      -----------   -----------
                                                                       March 31,      March 31,
                                                                         2002          2001
                                                                      -----------   -----------
                                                                             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)................................................  $  (720,000)  $    95,000
   Adjustments to reconcile net income (loss) to net
     cash (used in) provided by operating activities:
      Depletion, depreciation and amortization .....................      100,000       167,000
      Stock option variable accounting charge ......................      350,000             -
      Common stock issued for employee compensation ................        2,000             -
      Common stock warrants issued for professional services .......       14,000             -
      Common stock issued for directors' fees ......................       11,000             -
      Common stock issued for 401(k) Plan contribution .............            -        24,000
      Amortization of bridge financing costs .......................        6,000             -
                                                                      -----------   -----------
        Cash flow before changes in operating assets and liabilities     (237,000)      286,000
   Changes in operating assets and liabilities:
      Accounts receivable ..........................................       32,000       133,000
      Prepaids .....................................................      (21,000)            -
      Accounts payable and accrued expenses ........................       67,000       103,000
      Royalties and working interests payable ......................       (3,000)       (2,000)
      Accrued interest .............................................      (52,000)            -
                                                                      -----------   -----------

   Net cash (used in) provided by operating activities .............     (214,000)      520,000
                                                                      -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Funding of restricted joint venture cash account, net ...........     (273,000)            -
   Expenditures for oil and gas properties..........................     (256,000)     (250,000)
   Expenditures for other property and equipment ...................       (3,000)       (2,000)
                                                                      -----------   -----------
   Net cash used in investing activities............................     (532,000)     (252,000)
                                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from bridge financing ..................................      500,000             -
   Repayment of long-term debt .....................................            -       (10,000)
   Expenditure for private placement offering costs ................     (102,000)            -
   Bridge financing offering costs .................................      (18,000)            -
   Deferment of subordinated debt interest .........................       57,000             -
                                                                      -----------   -----------
   Net cash provided by (used in) financing activities .............      437,000       (10,000)
                                                                      -----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...............     (309,000)      258,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .....................      507,000     1,028,000
                                                                      -----------   -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD............................  $   198,000   $ 1,286,000
                                                                      ===========   ===========

Supplemental information:
   Interest paid in cash............................................  $    69,000   $    70,000
Non-cash transactions
   Common stock issued for 401(k) Plan contribution ................       20,000          --


                 See accompanying notes to financial statements.

                      FORTUNE NATURAL RESOURCES CORPORATION


                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2002

(1) Line of Business and Summary of Significant Accounting Policies and Procedures

      The condensed financial statements at March 31, 2002, and for the periods then ended included herein have been prepared by Fortune Natural Resources Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, Fortune believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Fortune's latest annual report on Form 10-KSB. In Fortune's opinion, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position and the results of its operations and its cash flows for the dates and periods presented. The results of the operations for these interim periods are not necessarily indicative of the results for the full year.

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

      Fortune incurred a loss during the first quarter of 2002 and has incurred substantial losses in earlier years resulting in an accumulated deficit at March 31, 2002 of approximately $31 million. Fortune incurred negative cash flow before changes in operating assets and liabilities of $237,000 and $325,000 during the first quarter of 2002 and the year ended December 31, 2001. Fortune also reported a working capital deficit at March 31, 2002 of $142,000. Furthermore, Fortune expects to report negative cash flow and a net loss during the second quarter of 2002. Fortune believes that this negative cash flow and earnings trend may continue and could cause the company to be unable to service its obligations when they becomes due. To improve its viability as a going concern, Fortune has recently taken the following steps:

o Acquired a working interest in a new exploration program in an effort to increase the quality of the drilling projects available to Fortune and the opportunity to have greater control over the exploration process by serving as operator on 50% of the prospects delineated in the program;

o Hired a new President and Chief Operating Officer in an effort to enhance the quality of the technical review applied to Fortune's drilling projects and to better manage oil and gas operations;

o Reduced overhead expenses by reducing staff and cutting other expenditures;

o Obtained the short-term bridge financing discussed herein to finance the initial expenditures of its new exploration program; and

o Began a private placement offering to raise up to $5 million to fund its operations and repay the bridge financing. As of May 15, 2002, $192,500, net of underwriter's commission and underwriter's accountable offering expenses, has been raised.

      If Fortune is successful raising sufficient capital or if the initial drilling in the new exploration program is sufficiently successful, Fortune believes that it will have the capital to fund its operations during the short term. However, drilling success, improved commodity prices and/or additional financings will be necessary to fund long-term growth.

(3)   Joint Venture Cash Account

      In connection with the new onshore exploration program, the co-operators of the program, Fortune and PrimeEnergy Management Corporation, each deposited $287,500 into a joint venture bank account styled the PrimeFortune Onshore Exploration Account. The bank account funds are being used to fund the initial program expenditures. Both PrimeEnergy and Fortune have signature authority over the bank account and each owns one-half of the funds in the account. Fortune has recorded its 50% share of the bank account on its books as well as its share of all expenditures incurred in the account.

(4)   Long-Term Debt

      At March 31, 2002, a summary of long-term debt is as follows:

                                               March 31,    December 31,
                                                 2002            2001
                                              ----------     ----------
      Convertible Subordinated Notes
        due December 31, 2007...............  $2,295,000     $2,295,000
      Less current installments.............           -              -
                                              ----------     ----------

      Long-term debt, excluding current
        installments........................  $2,295,000     $2,295,000
                                              ==========     ==========

      Fortune's subordinated notes are convertible by the holders into common stock at $0.75 per share or redeemable by Fortune at par. The notes are unsecured and can be subordinated to any secured debt. The notes bear interest at a rate of 12% per year, payable quarterly. The cost incurred to issue the original notes has been amortized as additional interest expense over the 18-month period ended May 1, 1999, the first date that the notes were convertible. As a result of this amortization of issuance costs, the effective interest rate of the notes over this 18-month period was 21.2%. If any notes are held to maturity, the effective interest rate to maturity on those notes will be 13.4%.

      Fortune's credit facility with Credit Lyonnais New York Branch expired January 11, 2001. The $10,000 outstanding balance of this credit facility was repaid in the first quarter of 2001. The interest rate on the facility was 1.25% above Credit Lyonnais' base rate.

      In March 2002, Fortune offered to extend until April 15, 2002 the expiration date of the Fortune common stock purchase warrants owned by holders of Fortune's 12% notes in exchange for the noteholders consent to defer for one year their interest payment that was due April 1, 2002. Included among these holders are Barry Blank, a principal shareholder of Fortune, who owns 666,667 such warrants, and John McConnaughy, a member of Fortune's board of directors, who owns 333,333 such warrants. Also, 66,667 of such warrants are owned by the wife of another member of Fortune's board of directors. Eighteen of 22 note holders representing $56,850 of the $68,850 interest payment due April 1, 2002 agreed to the extension. In April 2002, Fortune paid the interest due to the note holders who declined this offer.

(5)   Series B Preferred Stock and Bridge Loans Payable

      In February 2002, Fortune acquired a 25% working interest in an onshore oil and gas exploration program. To finance its initial participation in this program, Fortune obtained short-term bridge financing in February 2002 of $500,000. This bridge financing consisted of $240,000 in Series B Preferred Stock and loans of $260,000. On May 14, 002, Fortune obtained $200,000 of additional short-term bridge financing in the form of a loan with generally the same terms as the earlier bridge loans. This latest bridge loan is being used, along with Fortune cash, to redeem the $240,000 in Series B Preferred Stock. On May 15, 2002, Fortune began the formal process of redeeming the Series B Preferred Stock and expects to complete the redemption by May 20, 2002.

      The $240,000 in Series B Preferred Stock was issued to Renaissance Capital Growth & Income Fund and Renaissance US Growth & Income Trust, PLC, which are principal shareholders of Fortune. The Series B Preferred Stock has a 10% quarterly dividend, and is redeemable on the earlier of funding the private placement offering currently in progress or August 18, 2002.

      The $460,000 of loans have been provided by members of Fortune's board of directors (Mssrs. Fairbanks, Drulias and Lacoff), by Barry Blank, a principal shareholder of Fortune, and by C. K. Cooper & Company, Inc., the managing dealer in Fortune's private placement offering discussed below, and certain other third parties. The loans bear interest at the rate of 10% per annum. Interest is payable quarterly commencing April 1, 2002. The loans are due August 18, 2002 and may be prepaid at any time without penalty. The $260,000 loans are secured by Fortune's Cadiz property and the $200,000 of new bridge indebtedness is secured by the balance of Fortune's producing properties.

      Fortune has also agreed to pay the holders of the initial bridge financing, three-year Fortune common stock purchase warrants. The number of warrants issuable and the exercise price will be determined by the date on which the Series B Preferred Stock is redeemable or the loans are repaid according to the following schedule:

                               Number of warrants to be issued     Exercise price as
   Date of issuance of        expressed as percentage of dollar   percentage of market
warrants after date hereof      value of amount due hereunder     price of common stock
--------------------------    ---------------------------------   ---------------------
     Less than 76 days                          20%                        150%
        76-105 days                             30%                        140%
       106-140 days                             40%                        130%
       141-170 days                             50%                        120%
    More than 170 days                          60%                        110%


      The market price of Fortune's common stock used to make the foregoing calculation is calculated as the ten-day average closing price prior to the date the bridge financing was obtained. In connection with redeeming their stock, the Series B Preferred Stockholders are entitled to receive 72,000 warrants exercisable at approximately $0.25 per share.

(6)   Private Placement Offering

      On February 19, 2002 Fortune began a private placement offering of from 25,000 to 400,000 Units priced at $10 each. Each Unit consists of one share of Fortune Series A Convertible Participating Preferred Stock and one three-year common stock purchase warrant. Each warrant converts into one share of Fortune common stock at an exercise price of $0.90 per share. Fortune and the managing dealer of the offering can jointly agree to increase the offering size by an additional 100,000 Units.

      On May 15, 2002, Fortune closed on the sale of the first 25,000 Units of the private placement offering and received $192,500, net of underwriter's commission and underwriter's accountable offering expenses. The offering will be open until May 23, 2002.

      The preferred shares will pay both a fixed and a contingent cash dividend quarterly. The fixed dividend is payable at 8% per year, increasing to 12% on January 1, 2004, as a penalty if Fortune does not use an amount equal to the net proceeds in the onshore exploration program discussed above.

      The contingent dividend will be a percentage of Fortune's net oil and gas revenue from the new onshore exploration program discussed above. The percentage of such revenues will vary from 0.1875% based upon the number of Units sold to date to 3.00% if 400,000 Units are sold.

     The preferred shares will have a liquidity preference of $10.00 per share. Fortune will be restricted from issuing certain securities while the preferred shares are outstanding. Each preferred share is convertible into shares of Fortune common stock at $0.45 per common stock share. They will convert automatically if Fortune's common stock price reaches $0.90 per share for a 10-day trading period. Fortune may redeem the shares for $25 per share of preferred stock. The preferred shareholders will have certain other rights if Fortune fails to pay the preferred stock dividends.

      The managing dealer of the offering will also receive Fortune three-year common stock purchase warrants exercisable at $0.90 per share. The number of warrants received will depend upon the size of the offering. Accordingly, the managing dealer will receive from 13,889 warrants based upon the number of Units sold to date to 222,222 warrants if 400,000 Units are sold.

      Fortune estimates that it will receive, net of expenses, approximately $3,550,000 if 400,000 Units are sold. These net proceeds will be used to fund Fortune's operations.

(7)   Stock Option Variable Accounting

      Since 1995, Fortune's stock option plans have provided that the exercise price per share of its stock options issued to employees and directors would be reduced to par value ($0.01 per share) in the event of a change in control of Fortune that is not approved by its board of directors. This change of control provision requires Fortune to follow variable accounting for its stock options while they are outstanding. Under variable accounting, increases in Fortune's stock price above the option exercise price as of the end of each quarter will result in an expense equal to the excess of the stock price over the exercise price multiplied by the number of such options. Fortune's March 31, 2002 common stock closing price of $0.47 per share resulted in a non-cash expense of $350,000 as of that date as a result of variable accounting. Subsequent decreases, if any, in Fortune's stock price will result in a reversal of all or part of this expense.

(8)   Income Tax Expense

      No provision for income taxes was required for the three months ended March 31, 2002 and 2001.

      At March 31, 2002, Fortune estimates it had cumulative net operating loss carryforwards for federal income tax purposes of approximately $25 million, of which approximately $7 million is subject to restrictions under I.R.C. 382. These loss carryforwards are available to offset future federal taxable income, if any. The net operating losses expire from 2002 through 2021. Fortune is uncertain as to the recoverability of the above deferred tax assets and has therefore applied a 100% valuation allowance.

(9)   Legal Proceedings

      There are no material pending legal proceedings involving any of Fortune's properties or which involve a claim for damages which exceed 10% of Fortune's current assets.

(10)  Computation of Loss Per Share

      Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per common share does not differ from basic loss per common share because the issuance or conversion of additional securities would have an antidilutive effect.

(11)  New Accounting Pronouncements

      The Financial Accounting Standards Board ("FASB") has recently issued Statement of Financial Accounting Standards ("SFAS") No. 141, `Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

      SFAS No. 141, "Business Combinations," requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets", addresses accounting for the acquisition of intangible assets and accounting for goodwill and other intangible assets after they have been initially recognized in the financial statements. Fortune does not currently have goodwill or other similar intangible assets; therefore, the adoption of the new standard on January 1, 2002, has not had a material effect on Fortune's financial statements.

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

      SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," is effective for Fortune January 1, 2002, and addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The new standard has not had a material impact on Fortune's financial statements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Events

      In February 2002 Fortune acquired a 25% working interest and a co-operating position along with PrimeEnergy Management Corporation in a large-scale onshore oil and gas exploration and development program in Texas. The centerpiece of this program is a large onshore Texas 2D seismic database comprising approximately 50,000 linear miles in approximately 105 counties of the Texas Gulf Coast, East Texas, and South Texas. Fortune and Prime will be in charge of leasing, drilling, and producing each prospect in the program. Fortune anticipates that its share of this initial operating phase may require up to $3,000,000 of capital spending through December 31, 2002, after which Fortune believes the program will be self-funding, based on reasonable success levels. Fortune believes at least 250 prospect leads may be identified from the reprocessed data that should in turn generate a minimum of 50 drillable prospects over the next few years. Fortune expects that drilling could commence by the middle of 2002.

Financing Arrangements

      In order to finance its initial participation in this program, Fortune obtained $500,000 in short-term bridge financing through a combination of $260,000 of notes and $240,000 of preferred stock from various investors including members of Fortune's board of directors, current shareholders, C. K. Cooper & Company, Inc., Fortune's managing dealer in the offering discussed below, and other unaffiliated investors. The preferred stock portion of the financing is being redeemed primarily with $200,000 received by Fortune on May 14, 2002 from an additional bridge loan. As of May 15, 2002, the bridge loans outstanding amount to $460,000. The interest rate on the notes is 10% per annum, payable quarterly. The dividend on the preferred stock was also 10% per annum. The notes are due on August 18, 2002. The financing may be prepaid at any time without penalty. As additional consideration for providing the financing, the investors in the initial bridge financing will receive warrants to purchase shares of common stock at an amount and premium to current share price which depends on when the financing is repaid.

Private Placement Offering

      To fund our share of the new onshore exploration program and to repay the bridge financing, Fortune began a private placement offering on February 19, 2002 to sell from 25,000 to 400,000 Units. The offering will be open until May 23, 2002. The Units are priced at $10 each. Each Unit consists of one share of Fortune Series A Convertible Participating Preferred Stock and one three-year common stock purchase warrant. Each warrant is exercisable into one share of Fortune common stock at a price of $0.90 per share. Fortune and the managing dealer of the offering can jointly agree to increase the offering size by an additional 100,000 Units.

      On May 15, 2002, Fortune closed on the sale of the first 25,000 Units of the private placement offering and received $192,500, net of underwriter's commissions and underwriter's accountable offering expenses. The offering is still open. Fortune estimates that it will receive, net of expenses, approximately $3,550,000 if 400,000 Units are sold.

Results of Operations

Comparison of 2002 Operating Results to 2001

Quarter ended March 31, 2002 and 2001

      Fortune's oil and gas prices decreased 30% and 67%, respectively, in the first quarter 2002 versus the same 2001 period. Fortune's oil and gas production also decreased 8% and 36%, respectively. Fortune's production gains that resulted from successful drilling and workover operations over the past year at Cadiz, La Rosa and Gamble Gully were not sufficient to offset the loss of our well at South Timbalier Block 86, the loss of the Cutoff Field well and declines from depletion. Consequently, Fortune's oil and gas revenues for the quarter ended March 31, 2002 decreased 76% to $205,000 compared to $844,000 reported during the first quarter of 2001.

      Analysis of change in oil and gas revenues -

                                        Quarter Ended
                                          March 31,
                                     -------------------    Percent
                                       2002       2001      Change
                                     --------   --------   --------
           Production
             Oil  -  Bbl                2,100      2,200      (8)%
             Gas  -  Mcf               66,900    104,200     (36)%
           Prices
             Oil  -  $/Bbl             $19.38     $27.74     (30)%
             Gas  -  $/Mcf               2.45       7.50     (67)%
           Revenues
             Oil                     $ 40,000   $ 62,000     (35)%
             Gas                      165,000    782,000     (79)%


      In early 2000, the South Timbalier 86 well was recompleted and began producing at a significantly higher rate beginning in February 2000. During the first quarter of 2001, the well produced approximately 13,900,000 cubic feet of gas, 31 barrels of oil and generated $121,000 of oil and gas revenue net to Fortune's interest. This well stopped producing on March 13, 2001; although it produced approximately 2 million cubic feet of gas per day for a brief period during August 2001. The operator has informed Fortune that they have no further plans to attempt to restore production. Fortune currently owns a 4% overriding royalty interest in this well.

      The La Rosa C-12 well was spud on December 11, 2001 and logged on January 13, 2002 as a discovery. Log evaluation indicates that the well has approximately 20 feet of aggregate pay sand in multiple zones. The well was completed on February 18, 2002 and is currently producing approximately 40 to 50 barrels of oil per day and 30,000 cubic feet of gas per day. Fortune owns an 18.75% working interest in the well and incurred approximately $50,000 for its share of drilling and completion costs.

      Analysis of change in selected expenses -

                                              Quarter Ended
                                                 March 31,
                                           ---------------------    Percent
                                              2002       2001       Change
                                           ---------   ---------   ---------
        Production and operating expense   $ 119,000   $ 168,000     (29)%
           -  per MCFE                          1.50        1.43       5 %
        Depreciation, depletion and
         amortization                        100,000     167,000     (40)%
           -  per MCFE                          1.26        1.42     (11)%


      Production and operating expense decreased by $49,000 for the first quarter of 2002 versus 2001 because of lower production taxes that resulted from the lower revenues during 2002

      Fortune's provision for depletion, depreciation and amortization (DD&A) decreased by $67,000 in the first quarter of 2002 as compared to 2001 because of the lower production and the impact of ceiling impairment writedowns in prior quarters. The lower DD&A rate per MCFE results from the prior ceiling impairment writedowns.


                                              Quarter Ended
                                                 March 31,
                                           ---------------------    Percent
                                              2002       2001       Change
                                           ---------   ---------   ---------

      General and administrative expense   $ 304,000   $ 358,000     (15)%
      Interest expense                        81,000      70,000      16 %


      General and administrative expense decreased $54,000 for the first quarter of 2002 versus 2001 primarily because of lower personnel costs as a result of staff reductions. We have implemented a plan to reduce general and administrative expenses by up to 44% versus 2001 levels in the event that we are not successful in the private placement offering discussed above. Certain reductions took effect at January 1, 2002 and other reductions are anticipated over the course of the year, if needed.

      Interest expense increased by $11,000 as a result of the bridge financing discussed in Recent Events above.

Liquidity and Capital Resources

      Cash Balance, Working Capital and Cash Flows from Operating Activities

      Fortune reported negative cash flow of $214,000 from its operating activities during the first quarter of 2002 compared to positive cash flow of $520,000 during the same 2001 period. Before considering the effect of changes in operating assets and liabilities, cash flow was a negative $237,000 during the first quarter of 2002 compared to a positive $286,000 during the same 2000 period. As discussed above, lower production and lower oil and gas prices account for this significant decrease in cash flow. Fortune is attempting to reverse this negative trend in cash flow by seeking to invest its capital resources in successful exploration and development projects.

      Analysis of changes in selected liquidity measures -

                                                 As of
                                       -----------------------
                                        March 31,  December 31,    Percent
                                          2002         2001        Change
                                       ----------   ----------   ----------
      Cash balance                     $  198,000   $  507,000     (61)%
      Restricted joint venture cash       273,000            -      N/A
      Net working capital                (142,000)     397,000      N/A
      Long-term debt                    2,295,000    2,295,000       -


      In February 2002, Fortune and PrimeEnergy, the co-operators of the new onshore exploration program, each deposited $287,500 into a joint venture cash account. These funds are being used to fund the initial program expenditures.

                                                 Quarter ended March 31,
                                                 ----------------------    Percent
                                                    2002        2001       Change
                                                 ----------  ----------  ----------
      Cash flow from operations before changes
       in operating assets and liabilities       $ (237,000) $  286,000      N/A
      Adjustment for change in operating
         assets and liabilities                      23,000     234,000      90%
                                                 ----------  ----------  ----------
      Cash flow from operating activities        $ (214,000) $  520,000      N/A
                                                 ==========  ==========  ==========



      Lower production and lower oil and gas prices for the first quarter of 2002 contributed to the lower cash flow during the period versus the same 2001 period.

      Cash Used in Investing Activities - Capital Expenditures

      Expenditures for oil and gas properties for the first quarter of 2002 were $256,000 compared to $250,000 for the same period in 2001.

      The 2002 expenditures include primarily:

      - Exploration costs attributable to the new onshore exploration program;

      -  Drilling and completing the successful La Rosa C-12 well; and

      -  Drilling the unsuccessful Gamble Gully GU #6 well #1.


      The 2001 expenditures include primarily:

      - drilling and completing the successful Gamble Gully Koemel #1 sidetrack well;

      - drilling and completing the successful Brooks #3 well at Cadiz prospect;

      -  land, seismic and prospect fee for the West Point prospect;

      -  the multiple well recompletion program at La Rosa; and

      - seismic interpretation costs and delay rentals at Espiritu Santo Bay and La Rosa.

Oil and Gas Prices

      Conditions outside of our control influence the prices we receive for oil and gas. Currently, Gulf Coast spot prices are approximately $26.50 per barrel for oil and $3.50 per MCF for gas.


Forward Looking Statements

      All statements, trend analyses and other information contained in this 10-QSB relating to our production, our reserves, markets for our production and trends in our results of operations or financial conditions, as well as other forward-looking statements including those containing words such as "will," "should," "could," "may," "anticipate," "believe," "plan," "estimate," "expect," "intend," "project," "forecast," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks and uncertainties that may cause results and conditions to differ materially from the forward-looking statements. Some of the risk factors that may affect Fortune and any forward-looking statements made by us are described below.

Risks Associated with Fortune

      Liquidity Constraints. Fortune is currently experiencing negative cash flow from operations. Fortune is required to make quarterly interest payments in the amount of $68,850 on its 12% convertible notes. These payments are due each January 1, April 1, July 1 and October 1 that the notes are outstanding. Eighteen of 22 note holders who represent $56,850 of the quarterly interest payment have agreed to defer their April 1, 2002 interest payment for one year in exchange for a one year extension of certain of their common stock purchase warrants. It is possible that Fortune will not be able to meet subsequent interest payment obligations due in 2002. If we fail to pay interest on the $2,295,000 convertible notes, the entire balance could become due and payable upon written notice from a majority of the noteholders. Fortune's $460,000 of bridge loans are due August 18, 2002. Failure to repay the bridge loans that are secured by Fortune's producing properties could result in the foreclosure by the lenders of these properties. Failure to complete the process, which started May 15, 2002, of redeeming the $240,000 Series B Preferred Stock on a timely basis may result in those stock holders exercising their option to require Fortune to buy back their Fortune common stock holdings for $1,091,000.

      Fortune's viability as a going concern is dependent on raising sufficient capital to meet our interest obligations and fund our future operations. It is very difficult for small-cap energy companies to raise additional funds because of the recent volatility of the oil and gas industry. However, our liquidity concerns should be mitigated if the minimum, and to a greater extent, the maximum private placement offering is achieved. No assurance can be given that our efforts at raising capital will cure our liquidity concerns.

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

      Size of Private Placement Offering. If no additional Units are sold in the private placement offering , we may not have sufficient capital to conduct all of our planned activities in the onshore exploration program. Our current funds may be too small to allow us to maximize the potential return on our investment and may not permit Fortune to participate at its full working interest level. This may have an adverse effect on Fortune's expected return from the program.

      Risks associated with the Onshore Exploration Program. Fortune has acquired a 25% working interest in the onshore exploration program and will be a co-operator of any properties acquired and prospect drilled through the program. The other operator, PrimeEnergy Management Corporation, has a right to withdraw from the program under certain circumstances, including if Fortune fails to raise at least $3,000,000 of net proceeds for oil and gas exploration. Such a withdrawal would not affect Fortune's interest in or its right to continue participation in the program. It would mean, however, that Fortune may be required to assume Prime's 25% working interest under certain circumstances or to find other industry partners to undertake Prime's financial responsibilities.

      The further processing and reprocessing of the onshore exploration program seismic data obtained from Exxon is entirely dependent on payments by the third-party seismic partners. If the seismic partners fail to pay the required amounts on a quarterly basis, Fortune may lose access to any further seismic data if other arrangements are not made. Management believes, however, that the amount of data already reprocessed and the number of prospects already identified makes the onshore exploration program worthwhile even if such an event were to occur.

      Fortune's reliance on exploratory projects increases the risks inherent in the oil and gas industry. We base our decisions to participate in exploration projects on assumptions and judgments concerning the oil and gas industry, such as future oil and gas prices, competition for leases, reserves, and equipment, and our perceived chance of success. These assumptions and judgments may be speculative and are often subjective. Although we can obtain information with respect to the potential of oil or gas properties, it is impossible to determine with certainty the ultimate production potential, if any, of a particular project. Moreover, the successful completion of an oil or gas well does not insure a profit on our investment, since completion and production expenses may exceed the value of the future production. We primarily invest in exploration projects, where the risks are substantially greater than investing in wells drilled into already producing formations. We anticipate that one or more of our next wells will be designed to test the deeper formations beneath known production in Espiritu Santo Bay. These formations have not been extensively tested to date, leaving seismic imaging and the well data from the recently drilled State Tract 210 #6 as the few tools available to aid in understanding subsurface geology. The exploration risks, therefore, are higher on this project than they might be where a greater number of underground references exist. Fortune has realized less success than originally anticipated in some of its recent prospects and we expect that a substantial number of our future projects could experience similar results.

      Fortune has incurred net losses in recent years. Fortune has incurred substantial net losses in prior years and a smaller net loss in 2002. Oil and gas prices remain volatile and our production has declined; accordingly, it is likely that Fortune will continue to incur losses.

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

      Our revenue is dependent upon a limited number of producing wells. During the first quarter of 2002, Fortune derived approximately 27% of its revenues from three wells: South Timbalier Block 76, Cadiz Brooks #1 and Cadiz Brooks #3. A significant curtailment or loss of production from an individually significant well for a prolonged period before we could replace that well would have a material adverse effect on our projected operating results and financial condition.

     Fortune has substantial debt due in 2007. At March 31, 2002, Fortune had $2,295,000 of 12% subordinated convertible notes outstanding that are due December 31, 2007. All of these notes are convertible by the holder at $0.75 per share or redeemable by Fortune at par. Fortune has realized significant net losses that have resulted in an accumulated deficit of approximately $31 million at March 31, 2002. Fortune also realized negative cash flows in calendar years 1998, 1999, 2001 and year-to-date 2002. Based on these historical operating results, historical fluctuating oil and gas prices and the uncertainties of projecting long-term production and cash flows from current oil and gas prices and reserves, there is risk that Fortune's cash flow will not increase sufficiently to allow us to repay the convertible subordinated notes or to make the required quarterly interest payments in cash or at all as they become due. If we do not increase cash flow sufficiently or we experience increases in capital requirements, and we are unable to raise capital, we may need to take other steps to maintain our ability to service the notes. Those steps might include reducing overhead, foregoing our participation in projects or selling assets. In the event that Fortune defaults in the payment of interest or principal obligations on this debt, it may become immediately due and payable.

      Fortune is dependent on operators, consultants and partners over whom it has little control. Historically, we have been dependent on other oil and gas companies to conduct operations in a prudent, competent, and timely manner on our properties. Although we are actively involved in project evaluations, we often have little or no control over the manner or timing of such operations. If the operator is not prudent, we could incur additional costs to conduct remedial procedures and could lose our investment in a property altogether. Because we employ a variety of technological approaches to our geological, geophysical, and engineering evaluation of properties and projects, we rely heavily on outside consultants for their expertise. Fortune has no long-term agreements with such consultants, all of whom are available to other oil and gas companies, including our competitors. In the current environment of volatile oil and gas prices, our partners may determine that projects which have previously been agreed upon are no longer economically feasible. If this were to occur, projects could be delayed or cancelled completely. If, on the other hand, projects are accelerated because of high oil and gas prices, Fortune may not have the capital resources to participate. We are seeking to eliminate or significantly reduce this risk by becoming the operator in the new onshore exploration program and adding Ronald Nowak as Fortune's President and Chief Operating Officer effective January 1, 2002.

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

      Stock option plans may result in earnings fluctuations. Fortune follows the intrinsic value method of accounting for stock option grants. However, Fortune's stock option plans provide for reducing the stock option exercise price to par value ($0.01 per share) in the event of a change of control of Fortune not approved by its board of directors. This change of control provision requires Fortune to follow variable accounting for its stock options while they are outstanding. Under variable accounting, increases in Fortune's stock price above the option exercise price as of the end of each quarter will result in an expense equal to the excess of the stock price over the exercise price multiplied by the number of such options. Subsequent decreases in Fortune's stock price will result in a reversal of all or part of this expense. Variable accounting for stock options may result in significant fluctuations in Fortune's quarterly operating results.

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

      The number of shares eligible for future sale could potentially dilute the price of Fortune stock. At April 30, 2002, 16,639,089 shares of our common stock were outstanding, of which 3,450,586 shares were "restricted securities" as that term is defined in Rule 144 under the Securities Act and the remainder are freely tradeable. At that date, we also had outstanding options and private warrants to acquire 7,603,230 shares of common stock that, if all were exercised, would result in proceeds to Fortune of $7,995,582. At April 30, 2002, we also had $2,295,000 of notes convertible into 3,060,004 shares of common stock, subject to adjustment. The issuance of substantial additional shares or sales of substantial amounts of the common stock in the public market could adversely affect the market price of Fortune's common stock.

      Stock purchase warrants will also be issued to the investors in the initial bridge financing in an amount which will be calculated based on the length of time the bridge financing is outstanding. The number of warrants issued on the bridge financing, including the preferred stock portion, will range from 150,000 if the remaining outstanding loans are repaid before June 5, 2002 to 228,000 if the repayment is after August 8, 2002.

      One stock-purchase warrant and one preferred share will also be included as part of each Unit sold in the private placement currently underway. Since the maximum number of Units proposed to be sold (unless increased with the consent of both Fortune and the managing dealer) is 400,000, up to an equivalent number of stock-purchase warrants may be issued in connection with the sale of the Units. Furthermore, the preferred shares will be convertible into 8,888,889 shares of Fortune common stock in the event 400,000 Units are sold. Stock purchase warrants will also be issued to the managing dealer and selling agents of this offering in an amount based upon the gross proceeds of the offering. If 400,000 Units are sold, Fortune will issue 222,222 such warrants.

      Additional factors. Additional factors that apply generally to the oil and gas industry but that could cause actual events to vary from those discussed in this annual report include: inability to obtain critical supplies, equipment, personnel and consultants.

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

      See note 9 of the footnotes to the financial statements in Part I herein for a description of legal proceedings.


ITEM 2.  Change in Securities

      To finance its initial participation in the new onshore exploration program, Fortune obtained short-term bridge financing in February 2002 of $500,000. This bridge financing consisted of $240,000 in Series B Preferred Stock and loans of $260,000. The $240,000 in Series B Preferred Stock was issued to Renaissance Capital Growth & Income Fund and Renaissance US Growth & Income Trust, PLC, which are principal shareholders of Fortune. On May 15, 2002, Fortune began the formal process to redeem this preferred stock and expects that redemption will be completed by May 20, 2002. All rights and obligations of the Series B Preferred Stock will be cancelled upon redemption. The Series B Preferred Stock was sold pursuant to Section 230.505 of Regulation D of the Securities Act which exempts from registration certain transactions of limited size and scope. Fortune did not use an underwriter for this transaction; consequently, no underwriting discounts or commissions were paid. The Series B Preferred Stock had a 10% quarterly dividend, was redeemable by the earlier of funding the private placement offering currently in progress or August 18, 2002 and contained certain put rights granted to the Renaissance funds. Under the put rights, if Fortune failed to redeem the stock within five days of the redemption date, the Renaissance funds would have received a right that, if later exercised by Renaissance, would have required Fortune to repurchase up to all of their outstanding stock in Fortune for $1,091,000, the price they paid for the stock. While the Series B Preferred Stock was outstanding, Fortune was prohibited from paying any Series A Preferred Stock or common stock dividends; disposing of assets with a value exceeding $20,000 unless the funds are used to redeem the Series B Preferred Stock; changing the rights of the Series B Preferred Stock; or creating a lien on any of its properties other than the Cadiz property.

      Fortune has also agreed to pay the holders of the Series B Preferred Stock, three-year Fortune common stock purchase warrants. The number of warrants issuable and the exercise price will be determined by the date on which the Series B Preferred Stock is redeemable according to the following schedule:


                              Number of warrants to be issued     Exercise price as
   Date of issuance of       expressed as percentage of dollar   percentage of market
warrants after date hereof     value of amount due hereunder     price of common stock
--------------------------   ---------------------------------   ---------------------
    Less than 76 days                        20%                         150%
       76-105 days                           30%                         140%
      106-140 days                           40%                         130%
      141-170 days                           50%                         120%
   More than 170 days                        60%                         110%


      The market price of Fortune's common stock used to make the foregoing calculation is calculated as the ten-day average closing price prior to the date the bridge financing was obtained. Upon redemption of the securities, the Preferred Shareholders earned 72,000 warrants exercisable at approximately $0.25 per warrant.

ITEM 3.  Defaults Upon Senior Securities

      None


ITEM 4.  Submission of Matters to a Vote of Securities Holders

      None


ITEM 5.  Other Information

      None


ITEM 6.  Exhibits and Reports on Form 8-K

(a)   EXHIBITS

      Exhibit No.    Description
      -----------    -----------

        10.1* Certificate of Designation of Series B Preferred Stock of Fortune Natural Resources Corporation

        10.2*        10% Secured Promissory Note to Barry W. Blank Living Trust

        10.3* Deed of Trust, Security Agreement, Financing Statement and Assignment of Production in Favor of Barry W. Blank Living Trust as collateral for 10% Promissory Note


(b)   REPORTS ON FORM 8-K / 8K-A

           None



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




                               By:  /s/ Ronald P. Nowak
                                    -------------------------------------------
                                    Ronald P. Nowak
                                    President and Chief Operating Officer



Date:  May 15, 2002