Form 10QSB
period 2002-06-30
FORTUNE NATURAL RESOURCES CORP
filed 2002-08-14
CIK 38242

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________


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

                         16,684,892 as of July 31, 2002

Transition small business disclosure format (check one)  Yes ____ No X

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                      FORTUNE NATURAL RESOURCES CORPORATION
                                 BALANCE SHEETS

                                     ASSETS

                                                       June 30,    December 31,
                                                         2002         2001
                                                      -----------  -----------
                                                      (Unaudited)   (Audited)
CURRENT ASSETS:
   Cash and cash equivalents........................  $   115,000  $   507,000
   Restricted joint venture cash account............       51,000            -
   Accounts receivable..............................      152,000      173,000
   Prepaid expenses.................................       73,000       66,000
                                                      -----------  -----------
      Total Current Assets..........................      391,000      746,000
                                                      -----------  -----------
PROPERTY AND EQUIPMENT:
   Oil and gas properties, accounted for
     using the full cost method.....................   29,042,000   28,546,000
   Office and other.................................       82,000      396,000
                                                      -----------  -----------
                                                       29,124,000   28,942,000

   Less--accumulated depletion, depreciation
       and amortization.............................  (25,157,000) (25,261,000)
                                                      -----------  -----------
                                                        3,967,000    3,681,000
                                                      -----------  -----------
Deferred stock offering and debt financing costs           69,000            -
                                                      -----------  -----------

TOTAL ASSETS........................................  $ 4,427,000  $ 4,427,000
                                                      ===========  ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       June 30,    December 31,
                                                         2002         2001
                                                      -----------  -----------
                                                      (Unaudited)   (Audited)
CURRENT LIABILITIES:
   Accounts payable.................................  $    89,000  $   134,000
   Accrued expenses.................................      144,000       94,000
   Royalties and working interests payable..........       50,000       52,000
   Accrued interest.................................      134,000       69,000
   Bridge loans payable.............................      460,000            -
                                                      -----------  -----------
      Total Current Liabilities.....................      877,000      349,000
                                                      -----------  -----------

LONG-TERM DEBT......................................    2,295,000    2,295,000
                                                      -----------  -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value:
      Authorized--2,000,000 shares
      Issued and outstanding--26,000 shares of
        Series A at liquidation preference..........      260,000            -
   Common stock, $.01 par value:
      Authorized--40,000,000 shares
      Issued and outstanding 16,639,060 and
        16,485,474 at June 30, 2002 and
        December 31, 2001 ..........................      166,000      165,000
   Capital in excess of par value...................   32,184,000   32,171,000
   Accumulated deficit..............................  (31,355,000) (30,553,000)
                                                      -----------  -----------
NET STOCKHOLDERS' EQUITY............................    1,255,000    1,783,000
                                                      -----------  -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........  $ 4,427,000  $ 4,427,000
                                                      ===========  ===========


                 See accompanying notes to financial statements.

                      FORTUNE NATURAL RESOURCES CORPORATION
                            STATEMENTS OF OPERATIONS

                                                      For the Six Months Ended
                                                        June 30,     June 30,
                                                         2002         2001
                                                      -----------  -----------
                                                             (Unaudited)
REVENUES
   Sales of oil and gas, net of royalties...........  $   465,000  $ 1,315,000
   Other income.....................................       30,000       25,000
                                                      -----------  -----------
                                                          495,000    1,340,000
                                                      -----------  -----------
COSTS AND EXPENSE
   Production and operating.........................      224,000      323,000
   Provision for depletion, depreciation
     and amortization...............................      212,000      309,000
   General and administrative.......................      596,000      673,000
   Stock option variable accounting charge..........       82,000            -
   Interest.........................................      180,000      139,000
                                                      -----------  -----------
                                                        1,294,000    1,444,000
                                                      -----------  -----------

NET LOSS............................................     (799,000)    (104,000)
Dividends - Series A Preferred Stock................       (3,000)           -
                                                      -----------  -----------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS........  $  (802,000) $  (104,000)
                                                      ===========  ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING..........   16,612,274   16,454,226
                                                      ===========  ===========

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)......   $     (0.05) $     (0.01)
                                                      ===========  ===========


                 See accompanying notes to financial statements.

                      FORTUNE NATURAL RESOURCES CORPORATION
                            STATEMENTS OF OPERATIONS


                                                     For the Three Months Ended
                                                       June 30,     June 30,
                                                         2002         2001
                                                      -----------  -----------
                                                            (Unaudited)
REVENUES
   Sales of oil and gas, net of royalties...........  $   260,000  $   471,000
   Other income.....................................        1,000       11,000
                                                      -----------  -----------
                                                          261,000      482,000
                                                      -----------  -----------
COSTS AND EXPENSES
   Production and operating.........................      105,000      155,000
   Provision for depletion, depreciation
     and amortization...............................      112,000      142,000
   General and administrative.......................      292,000      315,000
   Stock option variable accounting income..........     (268,000)           -
   Interest.........................................       99,000       69,000
                                                      -----------  -----------
                                                          340,000      681,000
                                                      -----------  -----------

NET LOSS............................................      (79,000)    (199,000)
Dividends - Series A preferred stock................       (3,000)           -
                                                      -----------  -----------
NET LOSS TO COMMON STOCKHOLDERS.....................  $   (82,000) $  (199,000)
                                                      ===========  ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING..........   16,636,254   16,462,579
                                                      ===========  ===========
NET LOSS PER COMMON SHARE
   (BASIC AND DILUTED)..............................  $     (0.00) $     (0.01)
                                                      ===========  ===========


                 See accompanying notes to financial statements.

                      FORTUNE NATURAL RESOURCES CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                     Preferred Stock          Common Stock     Capital in                  Stock-
                                   -------------------  --------------------   Excess of    Accumulated   holders'
                                    Shares    Amount      Shares     Amount    Par Value     Deficit       Equity
                                   --------  ---------  ----------  --------  -----------  ------------  ----------
BALANCE, December 31, 2001.........       -  $       -  16,485,474  $165,000  $32,171,000  $(30,553,000) $1,783,000

Common stock contributed to
  401(k) Plan......................       -          -      51,462         -       20,000             -      20,000
Common stock issued for
  directors' fees..................       -          -      92,154     1,000       21,000             -      22,000
Common stock issued for
  employee compensation............       -          -      10,000         -        2,000             -       2,000
Common stock returned to treasury..       -          -         (30)        -            -             -           -
Common stock warrants issued
  for professional services........       -          -           -         -       14,000             -      14,000
Stock option variable
  accounting charge................       -          -           -         -       82,000             -      82,000
Series A preferred stock issued for
  stock offering...................  26,000    260,000           -         -     (133,000)            -     127,000
Deferral of interest on 12%
  Convertible Subordinated Notes...       -          -           -         -        7,000             -       7,000
Dividends - Series A preferred
  stock............................       -          -           -         -            -        (3,000)     (3,000)
Net loss...........................       -          -           -         -            -      (799,000)   (799,000)
                                   --------  ---------  ----------  --------  -----------  ------------  ----------
BALANCE, June 30, 2002
   (unaudited).....................  26,000  $ 260,000  16,639,060  $166,000  $32,184,000  $(31,355,000) $1,255,000
                                   ========  =========  ==========  ========  ===========  ============  ==========


                 See accompanying notes to financial statements.

                      FORTUNE NATURAL RESOURCES CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                               For the Six Months Ended
                                                               ------------------------
                                                                 June 30,     June 30,
                                                                   2002         2001
                                                               -----------  -----------
                                                                      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss to common shareholders............................  $  (802,000) $  (104,000)
  Adjustments to reconcile net loss to net
   cash (used in) provided by operating activities:
     Depletion, depreciation and amortization................      212,000      309,000
     Stock option variable accounting charge.................       82,000            -
     Common stock issued for employee compensation...........        2,000            -
     Common stock warrants issued for professional services..       14,000            -
     Common stock issued for directors' fees.................       22,000            -
     Common stock issued for 401(k) Plan contribution........           -        24,000
     Amortization of financing costs.........................       26,000            -
                                                               -----------  -----------
        Cash flow before changes in operating
         assets and liabilities..............................     (444,000)     229,000
   Changes in operating assets and liabilities:
     Accounts receivable.....................................       21,000      279,000
     Prepaids................................................       (7,000)      40,000
     Accounts payable and accrued expenses...................       26,000       (7,000)
     Royalties and working interests payable.................       (2,000)      (4,000)
     Accrued interest........................................       65,000            -
                                                               -----------  -----------
   Net cash (used in) provided by operating activities.......     (341,000)     537,000
                                                               -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Funding of restricted joint venture cash account, net.....      (51,000)           -
   Expenditures for oil and gas properties...................     (496,000)    (440,000)
   Expenditures for other property and equipment.............       (3,000)      (3,000)
                                                               -----------  -----------
   Net cash used in investing activities.....................     (550,000)    (443,000)
                                                               -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from bridge financing............................      700,000            -
   Repayment of long-term debt...............................            -      (10,000)
   Redemption of Series B preferred stock bridge financing...     (240,000)           -
   Gross proceeds from preferred stock Series A offering.....      260,000            -
   Expenditure for Series A and C preferred
     stock offering costs....................................     (197,000)           -
   Bridge financing offering costs...........................      (24,000)           -
                                                               -----------  -----------
   Net cash provided by (used in) financing activities.......      499,000      (10,000)
                                                               -----------  -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........     (392,000)      84,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...............      507,000    1,028,000
                                                               -----------  -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD.....................  $   115,000  $ 1,112,000
                                                               ===========  ===========

Supplemental information:
   Interest paid in cash.....................................  $    89,000  $   139,000
Non-cash transactions
   Common stock issued for 401(k) Plan contribution..........       20,000            -


                 See accompanying notes to financial statements.

                      FORTUNE NATURAL RESOURCES CORPORATION


                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2002

(1)   Line of Business and Summary of Significant Accounting
      Policies and Procedures

      The condensed financial statements at June 30, 2002, and for the periods then ended included herein have been prepared by Fortune Natural Resources Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, Fortune believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Fortune's latest annual report on Form 10-KSB. Certain reclassifications have been made to prior period amounts to conform to presentation in the current period. In Fortune's opinion, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position and the results of its operations and its cash flows for the dates and periods presented. The results of the operations for these interim periods are not necessarily indicative of the results for the full year.

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

      Fortune incurred a loss during the first six months of 2002 and has incurred substantial losses in earlier years resulting in an accumulated deficit at June 30, 2002 of approximately $31 million. Fortune incurred negative cash flow before changes in operating assets and liabilities of $444,000 and $325,000 during the first six months of 2002 and the year ended December 31, 2001. Fortune also reported a working capital deficit at June 30, 2002 of $486,000. This deficit includes $125,000 and $335,000 of bridge financing loans that are due August 19, 2002 and October 2, 2002, respectively. Furthermore, Fortune expects to report negative cash flow and a net loss during the third quarter of 2002. Fortune believes that this negative cash flow and earnings trend may continue and could cause the company to be unable to service its obligations when they become due. To improve its viability as a going concern, Fortune has recently taken the following steps:

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

o Began private placement offerings to fund its operations and repay the bridge financing. On May 15, 2002, Fortune closed the first such offering; and

o Reached agreements with most of Fortune's subordinated noteholders to defer their first quarter and second quarter 2002 interest payments for 12 months and 3 months, respectively.

      In July and August 2002, bridge lenders holding an aggregate of $335,000 in loans agreed to extend the due date from August 19, 2002 until October 2, 2002. As of August 14, 2002, Fortune's cash balance of $22,000 is not sufficient to repay the one remaining lender in the amount of $125,000 that is due August 19, 2002. Fortune is still in discussions with the lender who did not extend the due date of its note to attempt to get an extension beyond August 19. Fortune is also in discussions with other parties to raise other funds to repay the bridge lender if it does not agree to an extension. If an extension is not granted or other funds are not raised for repayment, the bridge lender may begin foreclosure proceedings on the Cadiz Field, the collateral for its loan. If foreclosure proceedings commence, Fortune may attempt to sell the property on its own and repay the loan. The Cadiz Field represented 26% and 8% of Fortune's discounted present value of future net revenues from total proved developed producing reserves and total proved reserves, respectively, as of December 31, 2001. The field also accounted for $22,000 (14%) of Fortune's revenues net of operating costs during the second quarter of 2002.

      There is no assurance that Fortune will be successful in its efforts to maintain its viability as a going concern. If Fortune is successful raising sufficient capital or if the initial drilling in the new exploration program is sufficiently successful, Fortune believes that it will have the capital to fund its operations during the short term. However, drilling success, improved commodity prices and/or additional financings will be necessary to fund long-term growth.

(3)   Series B Preferred Stock and Bridge Loans Payable

      In February 2002, Fortune acquired a 25% working interest in an onshore oil and gas exploration program. To finance its initial participation in this program, Fortune obtained short-term bridge financing in February 2002 of $500,000. This bridge financing consisted of $240,000 in Series B Preferred Stock and loans of $260,000. On May 14, 002, Fortune obtained $200,000 of additional short-term bridge financing from Barry Blank, a principal shareholder of Fortune, in the form of a loan with generally the same terms as the earlier bridge loans. Mr. Blank is not entitled to receive any of the bridge financing warrants that are discussed below for this $200,000 portion of the bridge. This latest bridge loan was used, along with Fortune cash, to redeem the $240,000 in Series B Preferred Stock. The $260,000 loans are secured by Fortune's Cadiz property and the $200,000 of new bridge indebtedness is secured by the balance of Fortune's producing properties.

      The $240,000 in Series B Preferred Stock was issued to Renaissance Capital Growth & Income Fund and Renaissance US Growth & Income Trust, PLC, which are principal shareholders of Fortune. The Series B Preferred Stock had a 10% quarterly dividend. On May 20, 2002, Fortune completed the redemption of the Series B Preferred Stock.

      The $460,000 of loans have been provided by members of Fortune's board of directors (Mssrs. Fairbanks, Drulias and Lacoff), by Mr. Blank, by C. K. Cooper & Company, Inc., the managing dealer in Fortune's Series A preferred stock private placement offering discussed below, and certain other third parties. The loans bear interest at the rate of 10% per annum. Interest is payable quarterly commencing April 1, 2002.

      Fortune has also agreed to pay the holders of the initial bridge financing, three-year Fortune common stock purchase warrants. In July and August 2002, all but one of the bridge lenders agreed to extend the due date of $335,000 of the bridge loans from August 19, 2002 until October 2, 2002. In exchange for the extension, Fortune agreed to grant the lenders a total of 13,500 additional warrants and reduce their warrant exercise price by approximately $0.018 per share if the loans are redeemed after August 18, 2002. Fortune estimated the value of the consideration it gave the lenders for this extension to be immaterial based upon the small number of incremental warrants and the minimal reduction in exercise price that may be earned by the lenders. The number of warrants issuable and the exercise price will be determined by the date on which the financing is redeemable according to the following schedule:


                              Number of warrants to be issued     Exercise price as
       Redemption            expressed as percentage of dollar   percentage of market
    date of financing         value of amount due hereunder     price of common stock
--------------------------   ---------------------------------  ---------------------

      Prior to 5/6/02                        20%                         150%
   From 5/6/02 to 6/5/02                     30%                         140%
  From 6/6/02 to 7/10/02                     40%                         130%
  From 7/11/02 to 8/9/02                     50%                         120%
  From 8/10/02 to 8/18/02                    60%                         110%
After 8/18/02, if extended                   70%                         100%


      The market price of Fortune's common stock used to make the foregoing calculation is calculated based upon Fortune's average closing price prior to the date the bridge financing was obtained. In connection with redeeming their stock, the Series B Preferred Stockholders received 72,000 warrants exercisable at approximately $0.25 per share.


(4)   Joint Venture Cash Account

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

(5)   Long-Term Debt

      At June 30, 2002, a summary of long-term debt is as follows:

                                                   June 30,   December 31,
                                                    2002          2001
                                                ------------  ------------

      Convertible Subordinated Notes
       due December 31, 2007................    $  2,295,000  $  2,295,000
      Less current installments.............               -             -
                                                ------------  ------------

      Long-term debt, excluding
       current installments.................    $  2,295,000  $  2,295,000
                                                ============  ============

      Fortune's subordinated notes are convertible by the holders into common stock at from $0.65 to $0.75 per share or redeemable by Fortune at par. The notes are unsecured and can be subordinated to any secured debt. The notes bear interest at a rate of 12% per year, payable quarterly. The cost incurred to issue the original notes has been amortized as additional interest expense over the 18-month period ended May 1, 1999, the first date that the notes were convertible. As a result of this amortization of issuance costs, the effective interest rate of the notes over this 18-month period was 21.2%. If any notes are held to maturity, the effective interest rate to maturity on those notes will be 13.4%.

      In March 2002, Fortune offered to extend until March 31, 2003 the expiration date of the Fortune common stock purchase warrants owned by holders of Fortune's 12% notes in exchange for the noteholders consent to defer for one year their interest payment that was due April 1, 2002. Included among these holders are Barry Blank, a principal shareholder of Fortune, who owns 666,667 such warrants, and John McConnaughy, a member of Fortune's board of directors, who owns 333,333 such warrants. Also, 66,667 of such warrants are owned by the wife of another member of Fortune's board of directors. Eighteen of 22 note holders representing $56,850 of the $68,850 interest payment due April 1, 2002 agreed to the extension. In April 2002, Fortune paid the interest due to the note holders who declined this offer.

      In June 2002, Fortune requested an extension until October 1, 2002 of the interest payment due July 1, 2002 in exchange for an additional one year extension of the expiration date of the noteholder warrants and a reduction in the conversion price of the notes from $0.75 per share to $0.65 per share. Eighteen of 22 note holders representing $56,850 of the $68,850 interest payment due July 1, 2002 agreed to the extension. In July 2002, Fortune paid the interest due to the note holders who declined this offer.

      Fortune estimated the value of each extension to be approximately $7,000. These amounts were estimated by Fortune based upon the amount of the interest payments that have been extended, the extension period and the interest rate on the notes. These amounts will be amortized as additional interest expense over the extension periods.

      Fortune's credit facility with Credit Lyonnais New York Branch expired January 11, 2001. The $10,000 outstanding balance of this credit facility was repaid in the first quarter of 2001. The interest rate on the facility was 1.25% above Credit Lyonnais' base rate.

(6)   Private Placement

      On May 15, 2002, Fortune closed on the sale of 26,000 Units of a private placement offering and received $201,600, net of underwriter's commission and certain underwriter's accountable offering expenses. Each Unit was priced at $10 each and consisted of one share of Fortune Series A Convertible Participating Preferred Stock and one three-year common stock purchase warrant. The preferred shares have a liquidity preference of $10.00 per share. Each warrant converts into one share of Fortune common stock at an exercise price of $0.90 per share. Fortune incurred $74,704 of additional costs associated with this offering, all of which were charged to capital in excess of par value upon closing the offering.

      The preferred shares will pay both a fixed and a contingent cash dividend quarterly. The fixed dividend is payable at 8% per year. The contingent dividend will be 0.1875% of Fortune's net oil and gas revenue from the new onshore exploration program discussed above.

      Fortune will be restricted from issuing certain securities while the preferred shares are outstanding. Each preferred share was originally convertible into shares of Fortune common stock at $0.45 per common stock share. In June 2002, the conversion price was reduced to $0.35 per share in exchange for the preferred stockholders consent to Fortune's contingent issuance of additional preferred stock on parity with the Series A Preferred stock in a new private placement.

      The Series A preferred stock will convert automatically if Fortune's common stock price reaches $0.90 per share for a 10-day trading period. Fortune may redeem the shares for $25 per share of preferred stock. The preferred shareholders will have certain other rights if Fortune fails to pay the preferred stock dividends.

      The managing dealer of the Series A offering also received 13,888 Fortune three-year common stock purchase warrants exercisable at $0.90 per share.

      In June 2002, Fortune began discussions with an underwriter concerning another private placement offering of securities. Barry Blank, a principal shareholder of Fortune, is employed by this underwriter and is participating in marketing the offering. Mr. Blank, through a trust, also loaned Fortune $225,000 of the bridge financing that Fortune plans to repay if this offering closes. Mr. Feiner, one of Fortune's directors, has served as counsel to Mr. Blank for approximately 15 years. Mr. Feiner has refrained from voting on all Fortune board of director matters associated with this offering.

(7)   Stock Option Variable Accounting

      Since 1995, Fortune's stock option plans have provided that the exercise price per share of its stock options issued to employees and directors would be reduced to par value ($0.01 per share) in the event of a change in control of Fortune that is not approved by its board of directors. This change of control provision requires Fortune to follow variable accounting for its stock options while they are outstanding. Under variable accounting, increases in Fortune's stock price above the option exercise price as of the end of each quarter will result in an expense equal to the excess of the stock price over the exercise price multiplied by the number of such options. Subsequent decreases, if any, in Fortune's stock price will result in a reversal of all or part of this expense. During the first quarter of 2002, Fortune recorded non-cash expense of $350,000 attributable to variable accounting based upon Fortune's March 28, 2002 common stock closing price of $0.47 per share. Fortune's June 28, 2002 common stock closing price of $0.24 per share resulted in a non-cash income of $268,000 for the second quarter of 2002.

(8)   Income Tax Expense

      No provision for income taxes was required for the six months ended June 30, 2002 and 2001.

      At June 30, 2002, Fortune estimates it had cumulative net operating loss carryforwards for federal income tax purposes of approximately $25 million, of which approximately $7 million is subject to restrictions under I.R.C. 382. These loss carryforwards are available to offset future federal taxable income, if any. The net operating losses expire from 2002 through 2021. Fortune is uncertain as to the recoverability of the above deferred tax assets and has therefore applied a 100% valuation allowance.

(9)   Legal Proceedings

      There are no material pending legal proceedings involving any of Fortune's properties or which involve a claim for damages which exceed 10% of Fortune's current assets.

(10)  Computation of Loss Per Share

      Basic net loss per common share is computed by dividing net loss to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share does not differ from basic loss per common share because the issuance or conversion of additional securities would have an antidilutive effect.

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

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FAS Statement No. 13, and Technical Corrections ("SFAS 145"). This statement rescinds the requirement in SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, that material gains and losses on the extinguishment of debt be treated as extraordinary items. The statement also amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the accounting for sale-leaseback transactions and the accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Finally the standard makes a number of consequential and other technical corrections to other standards. The provisions of the statement relating to the rescission of SFAS 4 are effective for fiscal years beginning after May 15, 2002. Provisions of the statement relating to the amendment of SFAS 13 are effective for transactions occurring after May 15, 2002 and the other provisions of the statement are effective for financial statements issued on or after May 15, 2002. Fortune has reviewed SFAS 145 and its adoption is not expected to have a material effect on its consolidated financial statements.

      In July 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities ("SFAS 146"). SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. SFAS 146 will require a Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), and requires liabilities associated with exit and disposal activities to be expensed as incurred and can be measured at fair value. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Events

      In February 2002 Fortune acquired a 25% working interest and a co-operating position along with PrimeEnergy Management Corporation in a large-scale onshore oil and gas exploration and development program in Texas. The centerpiece of this program is a large onshore Texas 2D seismic database comprising approximately 50,000 linear miles in approximately 105 counties of the Texas Gulf Coast, East Texas, and South Texas. Fortune and Prime will be in charge of leasing, drilling, and producing each prospect in the program. Fortune anticipates that its share of this initial operating phase may require up to $3,000,000 of capital spending during the first year of the program, after which Fortune believes the program will be self-funding, based on reasonable success levels. Fortune believes at least 250 prospect leads may be identified from the reprocessed data that should in turn generate a minimum of 50 drillable prospects over the next few years. Drilling commenced on the first prospect generated under this program on August 7, 2002 and additional prospect wells are expected to commence thereafter.

Financing Arrangements

      In order to finance its initial participation in this program, Fortune obtained $500,000 in short-term bridge financing in February 2002 through a combination of $260,000 of loans and $240,000 of Series B preferred stock from various investors including members of Fortune's board of directors, current shareholders, C. K. Cooper & Company, Inc., Fortune's managing dealer in the Series A preferred stock offering discussed below, and other unaffiliated investors. In May 2002, the preferred stock portion of the financing was redeemed primarily with $200,000 received by Fortune from an additional bridge loan. As of June 30, 2002, the bridge loans outstanding amount to $460,000. The interest rate on the loans is 10% per annum, payable quarterly. The dividend on the retired Series B preferred stock was also 10% per annum. The loans include $125,000 due August 19, 2002 and $335,000 due October 2, 2002.

      Fortune currently does not have sufficient cash to repay the $125,000 bridge loan that is due August 19, 2002. Fortune is attempting to negotiate an extension of this loan or raise other funds to repay it. See "Risks Associated with Fortune - Liquidity Constraints" below for further discussion of this. Any of the bridge loans may be prepaid at any time without penalty. As additional consideration for providing the financing, the investors in the initial $500,000 of bridge financing receive warrants to purchase shares of common stock at an amount and premium to current share price which depends on when the financing is repaid.

Private Placement Offerings

      To fund our continued participation in the new onshore exploration program, Fortune closed a private placement offering on May 15, 2002 for the sale of 26,000 Units. The Units were priced at $10 each. Each Unit consists of one share of Fortune Series A Convertible Participating Preferred Stock and one three-year common stock purchase warrant. Each warrant is exercisable into one share of Fortune common stock at a price of $0.90 per share. Upon closing, Fortune received $201,600, net of underwriter's commissions and certain underwriter's accountable offering expenses. Fortune incurred additional expenses of $74,704 in connection with this offering.

      In June 2002, Fortune began discussions with an underwriter concerning another private placement offering of securities.

Results of Operations

Comparison of 2002 Operating Results to 2001

Quarter ended June 30, 2002 and 2001

      Fortune's net loss to common stockholders decreased 59% to $82,000 for the second quarter of 2002 from $199,000 for the second quarter of 2001 because the $268,000 of income from variable accounting for stock option plans and lower expenses in most categories more than offset lower revenues.

      Fortune's oil and gas prices decreased 8% and 32%, respectively, in the second quarter 2002 versus the same 2001 period. Fortune's oil and gas production also decreased 6% and 23%, respectively. Fortune's production gains that resulted from successful drilling and workover operations over the past year at Cadiz, La Rosa and Gamble Gully were not sufficient to offset the loss of our well at the Cutoff Field and declines from depletion. Consequently, Fortune's oil and gas revenues for the quarter ended June 30, 2002 decreased 45% to $260,000 compared to $471,000 reported during the second quarter of 2001.

      Analysis of change in oil and gas revenues -

                                       Quarter Ended
                                         June 30,
                                    ------------------   Percent
                                       2002     2001     Change
                                    --------  --------  --------
           Production
             Oil  -  Bbl               1,700     1,800     (6)%
             Gas  -  Mcf              66,500    86,600    (23)%
           Prices
             Oil  -  $/Bbl            $23.59    $25.63     (8)%
             Gas  -  $/Mcf              3.32      4.91    (32)%
           Revenues
             Oil                    $ 40,000  $ 46,000    (14)%
             Gas                     220,000   425,000    (48)%

      The La Rosa C-12 well was spud on December 11, 2001 and logged on January 13, 2002 as a discovery. Log evaluation indicates that the well has approximately 20 feet of aggregate pay sand in multiple zones. The well was completed on February 18, 2002 and commenced production at approximately 40 to 50 barrels of oil per day and 30,000 cubic feet of gas per day. Fortune owns an 18.75% working interest in the well and incurred approximately $31,000 for its share of drilling and completion costs.

      The La Rosa C-8 well was spud on May 29, 2002 and logged on June 3, 2002 as a new discovery. Log evaluation indicates that the well has an aggregate 22 feet of pay sand in two pay zones. The well is currently producing approximately 400,000 cubic feet of gas per day on a 7/64th choke. Fortune owns a 10% working interest in the well; its share of the drilling and completion cost was approximately $27,000.

      Analysis of change in selected expenses -

                                            Quarter Ended
                                              June 30,
                                         ------------------   Percent
                                           2002     2001      Change
                                         --------  --------  --------

        Production and operating expense $105,000  $155,000    (32)%
           -  per MCFE                       1.37      1.59    (14)%
        Depreciation, depletion
         and amortization                 112,000   142,000    (21)%
           -  per MCFE                       1.46      1.46      -

      Production and operating expense decreased by $50,000 for the second quarter of 2002 versus 2001 primarily because of lower production taxes that resulted from the lower revenues during 2002

      Fortune's provision for depletion, depreciation and amortization (DD&A) decreased by $30,000 in the second quarter of 2002 as compared to 2001 because of the lower production and the impact of ceiling impairment writedowns in prior quarters.

                                               Quarter Ended
                                                  June 30,
                                           --------------------    Percent
                                              2002       2001      Change
                                           ---------  ---------  ---------
      General and administrative expense   $ 292,000  $ 315,000     (7)%
      Interest expense                        81,000     69,000     17 %
      Interest expense - amortization
        of financing costs                    18,000          -     N/A

      General and administrative expense decreased $23,000 for the second quarter of 2002 versus 2001 primarily because of lower personnel costs as a result of staff reductions. General and administrative expenses in 2002 includes a $35,000 consulting fee paid to C. K. Cooper & Company to provide strategies and financial planning services to Fortune. We implemented a plan to reduce core general and administrative expenses in 2002 in the event that we are not successful in the private placement offering discussed above. Certain reductions took effect at January 1, 2002 and other reductions have been made or are anticipated over the course of the year, if needed.

      Total interest expense increased by $30,000 as a result of the bridge financing discussed in Recent Events above. Amortization of finance costs include the cost associated with the bridge financing and the imputed cost of deferring the interest on the 12% subordinated convertible notes.

      As of March 31, 2002, Fortune's stock price closed at $0.47 per share, resulting in certain of our employee stock options being "in-the-money" in the amount of $350,000. Fortune expensed this amount during the first quarter of 2002 in accordance with the requirement of variable accounting for stock option plans. As of June 30, 2002, Fortune's stock price closed at $0.24 per share, resulting in a reversal of $268,000 of the expense that had been recorded in the first quarter of 2002. The "reversal" was recorded as $268,000 in income from stock option variable accounting during the second quarter of 2002. There were no corresponding charges or credits during the corresponding periods of 2001.

Six months ended June 30, 2002 and 2001

      Reductions in expenses in most categories were insufficient to offset the decrease in revenues in 2002. Consequently, Fortune's net loss to common stockholders increased 671% to $802,000 for the first six months of 2002 versus $104,000 for the same 2001 period.

      Fortune's oil and gas prices decreased 21% and 54%, respectively, during the first six months of 2002 versus the same 2001 period. Fortune's oil and gas production also decreased 7% and 30%, respectively. Fortune's production gains that resulted from successful drilling and workover operations over the past year at Cadiz, La Rosa and Gamble Gully were not sufficient to offset the loss of our wells at South Timbalier Block 86 and Cutoff Field and declines from depletion. Consequently, Fortune's oil and gas revenues for the first six months of 2002 decreased 65% to $465,000 compared to $1,315,000 reported during the same period of 2001.

      Analysis of change in oil and gas revenues -

                                       Six Months Ended
                                           June 30,
                                     --------------------   Percent
                                        2002      2001      Change
                                     ---------  ---------  ---------
           Production
             Oil  -  Bbl                 3,800      4,100     (7) %
             Gas  -  Mcf               133,400    190,800    (30) %
           Prices
             Oil  -  $/Bbl              $21.28     $26.80    (21) %
             Gas  -  $/Mcf                2.89       6.32    (54) %
           Revenues
             Oil                      $ 80,000   $109,000    (26) %
             Gas                       385,000  1,206,000    (68) %


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

      The La Rosa C-12 well was completed on February 18, 2002 and commenced production at approximately 40 to 50 barrels of oil per day and 30,000 cubic feet of gas per day.

      Analysis of change in selected expenses -

                                              Six Months Ended
                                                  June 30,
                                           ----------------------    Percent
                                              2002        2001       Change
                                           ----------  ----------  -----------
        Production and operating expense   $  224,000  $  323,000     (31)%
           -  per MCFE                           1.44        1.50      (4)%
        Depreciation, depletion and
          amortization                        212,000     309,000     (31)%
           -  per MCFE                           1.36        1.44      (5)%


      Production and operating expense decreased by $99,000 for the first six months of 2002 versus 2001 primarily because of lower production taxes that resulted from the lower revenues during 2002

      Fortune's provision for DD&A decreased by $97,000 in the first six months of 2002 as compared to 2001 because of the lower production and the impact of ceiling impairment writedowns in prior quarters. The lower DD&A rate per MCFE results from the prior ceiling impairment writedowns.

                                              Six Months Ended
                                                  June 30,
                                           ----------------------    Percent
                                               2002       2001       Change
                                           ----------  ----------  ----------
      General and administrative expense   $  596,000  $  673,000     (11)%
      Interest expense                        156,000     139,000      12 %
      Interest expense - amortization
        of financing cost                      24,000           -      N/A

      General and administrative expense decreased $77,000 for the first six months of 2002 versus 2001 primarily because of lower personnel costs as a result of staff reductions. General and administrative expenses in 2002 includes a $35,000 consulting fee paid to C. K. Cooper & Company to provide strategies and financial planning services to Fortune. We have implemented a plan to reduce core general and administrative expenses in 2002 in the event that we are not successful in the private placement offering discussed above. Certain reductions took effect at January 1, 2002 and other reductions have been made or are anticipated over the course of the year, if needed.

      Total interest expense increased by $41,000 as a result of the bridge financing discussed in Recent Events above.


Liquidity and Capital Resources

      Cash Balance, Working Capital and Cash Flows from Operating Activities

      Fortune reported negative cash flow of $341,000 from its operating activities during the first six months of 2002 compared to positive cash flow of $537,000 during the same 2001 period. Before considering the effect of changes in operating assets and liabilities, cash flow was a negative $444,000 during the first six months of 2002 compared to a positive $229,000 during the same 2001 period. As discussed above, lower production and lower oil and gas prices account for this significant decrease in cash flow. Fortune is attempting to reverse this negative trend in cash flow by seeking to invest its capital resources in successful exploration and development projects.

      Analysis of changes in selected liquidity measures -

                                                As of
                                     --------------------------
                                       June 30,    December 31,    Percent
                                         2002         2001         Change
                                     ------------  ------------  ------------
      Cash balance                   $    115,000  $    507,000      (77)%
      Restricted joint venture cash        51,000             -       N/A
      Net working capital                (486,000)      397,000       N/A
      Long-term debt                    2,295,000     2,295,000        -


      Fortune's working capital deficit at June 30, 2002 includes $125,000 of bridge financing due August 19, 2002 and $335,000 due October 2, 2002. See "Risks associated with Fortune - Liquidity Constraints" below.

      In February 2002, Fortune and PrimeEnergy, the co-operators of the new onshore exploration program, each deposited $287,500 into a joint venture cash account. These funds are being used to fund the initial program expenditures.

                                            Three months ended
                                                 June 30,
                                        --------------------------     Percent
                                            2002          2001         Change
                                        ------------  ------------  ------------
      Cash flow from operations before
         changes in operating assets
         and liabilities                $   (206,000) $    (57,000)    (261)%
      Adjustment for change in operating
         assets and liabilities               80,000        74,000        8 %
                                        ------------  ------------  ------------
      Cash flow from operating
         activities                     $   (126,000) $     17,000       N/A
                                        ============  ============

      Lower production and lower oil and gas prices for the first quarter of 2002 contributed to the lower cash flow during the period versus the same 2001 period.

                                             Six months ended
                                                 June 30,
                                        --------------------------     Percent
                                            2002          2001         Change
                                        ------------  ------------  ------------
      Cash flow from operations before
         changes in operating assets
         and liabilities                $   (444,000) $    229,000      N/A
      Adjustment for change in
         operating assets and
         liabilities                         103,000       308,000     (67)%
                                       ------------  ------------  ------------
      Cash flow from
         operating activities          $   (341,000) $    537,000      N/A
                                       ============  ============



      Cash Used in Investing Activities - Capital Expenditures

      Expenditures for oil and gas properties for the first six months of 2002 were $496,000 compared to $440,000 for the same period in 2001.

      The 2002 expenditures include primarily:

      -  exploration costs attributable to the new onshore exploration program;

      -  drilling and completing the successful La Rosa C-12 and C-8 wells; and

      -  drilling the unsuccessful Gamble Gully GU #6 well #1.


      The 2001 expenditures include primarily:

      - drilling and completing the successful Brooks #3 well at Cadiz prospect;

      -  drilling and completing the successful Gamble Gully GU #5 well #1 well;

      -  land, seismic and well cost for the unsuccessful West Point well;

      -  the multiple well recompletion program at La Rosa; and

      - seismic interpretation costs and delay rentals at Espiritu Santo Bay and La Rosa.


Oil and Gas Prices

      Conditions outside of our control influence the prices we receive for oil and gas. Currently, Gulf Coast spot prices are approximately $26.60 per barrel for oil and $2.75 per MCF for gas.

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

Risks Associated with Fortune

      Liquidity Constraints. Fortune is currently experiencing negative cash flow from operations. Fortune is required to make quarterly interest payments in the amount of $68,850 on its 12% convertible notes. These payments are due each January 1, April 1, July 1 and October 1 that the notes are outstanding. Eighteen of 22 note holders who represent $56,850 of the quarterly interest payment agreed to defer their April 1, 2002 interest payment for one year in exchange for a one year extension of certain of their common stock purchase warrants. The same number and interest amount also agreed to defer their July 1, 2002 payment until October 1, 2002 in exchange for an additional warrant extension and a reduction in their note conversion price. It is possible that Fortune will not be able to meet subsequent interest payment obligations. If we fail to pay interest on the $2,295,000 convertible notes, the entire balance could become due and payable upon written notice from a majority of the noteholders.

      In July and August 2002, bridge lenders holding an aggregate of $335,000 in loans agreed to extend the due date from August 19, 2002 until October 2, 2002. As of August 14, 2002, Fortune's cash balance of $22,000 is not sufficient to repay the one remaining lender in the amount of $125,000 that is due August 19, 2002. Fortune is still in discussions with the lender who did not extend the due date of its loan to attempt to get an extension beyond August 19. Fortune is also in discussions with other parties to raise other funds to repay the bridge lender if it does not agree to an extension. If an extension is not granted or other funds are not raised for repayment, the bridge lender may begin foreclosure proceedings on the Cadiz Field, the collateral for its loan. If foreclosure proceedings commence, Fortune may attempt to sell the property on its own and repay the loans. The Cadiz Field represented 26% and 8% of Fortune's discounted present value of future net revenues from total proved developed producing reserves and total proved reserves, respectively, as of December 31, 2001. The field also accounted for $22,000 (14%) of Fortune's revenues net of operating costs during the second quarter of 2002. The remaining bridge loans are due October 2, 2002. These loans include a $200,000 loan that is secured by all of Fortune's other producing properties. Failure to repay this loan on its due date could result in the foreclosure by the lender of Fortune's remaining properties.

      Fortune's viability as a going concern is dependent on raising sufficient capital to meet our debt obligations and fund our future operations. It is very difficult for small-cap energy companies to raise additional funds because of the recent volatility of the oil and gas industry. However, our liquidity concerns should be mitigated if private placement offerings are achieved. No assurance can be given that our efforts at raising capital will cure our liquidity concerns.

      Our need for working capital may affect our level of participation in various projects. Investment in oil and gas exploration requires the commitment of substantial amounts of capital over significant periods of time. For the three-year period ended December 31, 2001, Fortune spent approximately $1.7 million in its oil and gas exploration, development and acquisition activities. Under the new onshore exploration program we expect to fund certain expenditures during the first twelve months of the program estimated to be up to $3 million to Fortune's working interest. Subsequent expenditures are also expected to be significant. In addition, from time to time Fortune receives proposals to participate in development and exploratory wells or other projects on owned as well as non-owned properties. Fortune expects to be presented with proposals for development wells and/or exploratory wells at its Espiritu Santo Bay and LaRosa properties, as well as on prospects generated through the onshore exploration program. At Fortune's current rate of negative cash flow, we may not be able to participate in such operations at our current working interest levels.

      Our need to raise funds. If no additional funds are raised in Fortune's current private placement offering, we may not have sufficient capital to conduct all of our planned activities in the onshore exploration program. Our current funds may be too small to allow us to maximize the potential return on our investment and may not permit Fortune to participate at its full working interest level. This may have an adverse effect on Fortune's expected return from the program.

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

      A third party seismic brokerage company has the right to license the reprocessed data generated in the onshore exploration program to competitors of Fortune. As a result, we may be competing with others to acquire leases and conduct exploration activities based on this data. However, we will have first access to this data and we believe that this should provide us with a competitive advantage provided we have adequate funds to promptly acquire the leases.

      The seismic database that is the centerpiece of the onshore exploration program is exclusively 2D seismic data. Exploration prospects identified using 2D seismic data, including their projected oil and gas reserve potential, may not be as accurately delineated prior to drilling, as can sometimes be attained by the use of 3D seismic data.

     Fortune has substantial debt due in 2007. At June 30, 2002, Fortune had $2,295,000 of 12% subordinated convertible notes outstanding that are due December 31, 2007. All of these notes are convertible by the holder at $0.65 to $0.75 per share or redeemable by Fortune at par. Fortune has realized significant net losses that have resulted in an accumulated deficit of approximately $31 million at June 30, 2002. Fortune also realized negative cash flows in calendar years 1998, 1999, 2001 and year-to-date 2002. Based on these historical operating results, historical fluctuating oil and gas prices and the uncertainties of projecting long-term production and cash flows from current oil and gas prices and reserves, there is risk that Fortune's cash flow will not increase sufficiently to allow us to repay the convertible subordinated notes or to make the required quarterly interest payments in cash or at all as they become due.

      Fortune has obtained interest deferments for a substantial portion of the two most recent interest payments. Fortune may request deferment of future interest payments but there is no assurance that the note holders will agree to additional deferments. If we do not increase cash flow sufficiently or we experience increases in capital requirements, and we are unable to raise capital, we may need to take other steps to maintain our ability to service the notes. Those steps might include reducing overhead, foregoing our participation in projects or selling assets. In the event that Fortune defaults in the payment of interest or principal obligations on this debt, it may become immediately due and payable.

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

      Fortune has incurred net losses in recent years. Fortune has incurred substantial net losses in prior years. Oil and gas prices remain volatile and our production has declined; accordingly, it is likely that Fortune will continue to incur losses.

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

      Our revenue is dependent upon a limited number of producing wells. During the second quarter of 2002, Fortune derived approximately 28% of its revenues from three wells: South Timbalier Block 76, Cadiz Brooks #1 and Cadiz Brooks #3. A significant curtailment or loss of production from an individually significant well for a prolonged period before we could replace that well would have a material adverse effect on our projected operating results and financial condition.

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

      Our business could be materially and adversely affected if we lose the services of our two key officers. We depend primarily on the abilities and continued participation of our two key employees, Tyrone J. Fairbanks, our Chairman and Chief Executive Officer, and Ronald P. Nowak, our President and Chief Operating Officer. The loss of either Mr. Fairbanks or Mr. Nowak could have a material adverse effect on our operations. In an effort to reduce the risk, we have entered into employment agreements with Messrs. Fairbanks and Nowak which contain termination provisions upon the occurrence of certain events. As of the date hereof none of these events have occurred. We also have obtained $500,000 of key man life insurance on the life of Mr. Fairbanks.

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

      The market for Fortune common stock is limited and trading rules adversely affect its marketability and liquidity. Because our securities are not traded on a national securities exchange or quoted on NASDAQ, trading in our common stock must be effected in compliance with Rule 15g under the Securities Exchange Act of 1934. Broker-dealers who recommend non-NASDAQ and non-exchange listed securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are exempt from this rule if the market price is at least $5.00 per share or other exemptions are available. Fortune's stock price is currently significantly lower than that. Such other exemptions include an equity security issued by an issuer that has

      o net tangible assets of at least $5 million, if such issuer has been in continuous operation for less than three years, or

      o  average revenue of at least $6 million for the proceeding three years.

      We do not satisfy either of these criteria. The regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith. The applicability of the penny stock rule to our common stock materially and adversely affects its market liquidity.

      The number of shares eligible for future sale could potentially dilute the price of Fortune stock. At July 31, 2002, 16,684,892 shares of our common stock were outstanding, of which 3,496,418 shares were "restricted securities" as that term is defined in Rule 144 under the Securities Act and the remainder are freely tradeable. At that date, we also had outstanding options and private warrants to acquire 7,846,368 shares of common stock that, if all were exercised, would result in proceeds to Fortune of $8,030,982. At July 31, 2002, we also had $2,295,000 of notes convertible into 3,448,712 shares of common stock, subject to adjustment. At that date Fortune also had Series A preferred stock outstanding that was convertible into 742,857 shares of common stock. The issuance of substantial additional shares or sales of substantial amounts of the common stock in the public market could adversely affect the market price of Fortune's common stock.

      The number of additional warrants issuable to the lenders on the bridge financing will range from 156,000 to 169,500. These warrants will entitle the warrant holders to acquire an equivalent number of common shares.

      Additional dilution may result if Fortune is successful raising more capital to repay its bridge financing and fund its new exploration program.

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


ITEM 2.  Change in Securities


      On May 15, 2002, Fortune closed on the sale of 26,000 Units of a private placement offering and received $201,600, net of underwriter's commission and certain underwriter's accountable offering expenses. Each Unit was priced at $10 each and consisted of one share of Fortune Series A Convertible Participating Preferred Stock and one three-year common stock purchase warrant. The preferred shares have a liquidity preference of $10.00 per share. Each warrant converts into one share of Fortune common stock at an exercise price of $0.90 per share. Fortune incurred $74,704 of additional costs associated with this offering, all of which were charged to capital in excess of par value upon closing the offering.

      The preferred shares will pay both a fixed and a contingent cash dividend quarterly. The fixed dividend is payable at 8% per year. The contingent dividend will be 0.1875% of Fortune's net oil and gas revenue from the new onshore exploration program discussed above.

      Fortune will be restricted from issuing certain securities while the preferred shares are outstanding. Each preferred share was originally convertible into shares of Fortune common stock at $0.45 per common stock share. In June 2002, the conversion price was reduced to $0.35 per share in exchange for the preferred stockholders consent to Fortune's contingent issuance of additional preferred stock on parity with the Series A Preferred stock in a new private placement.

      The Series A preferred stock will convert automatically if Fortune's common stock price reaches $0.90 per share for a 10-day trading period. Fortune may redeem the shares for $25 per share of preferred stock. The preferred shareholders will have certain other rights if Fortune fails to pay the preferred stock dividends.

      The managing dealer of the Series A offering also received 13,888 Fortune three-year common stock purchase warrants exercisable at $0.90 per share.


ITEM 3.  Defaults Upon Senior Securities

         None


ITEM 4.  Submission of Matters to a Vote of Securities Holders

         None


ITEM 5.  Other Information

         None

ITEM 6.  Exhibits and Reports on Form 8-K

(a)   EXHIBITS

      Exhibit No.   Description
      -----------   -----------

      None

(b)   REPORTS ON FORM 8-K / 8K-A

      A report on Form 8-K was filed with the Securities and Exchange Commission on May 16, 2002 to report Fortune's press release of its first quarter 2002 financial results and additional financing.

      A report on Form 8-K was filed with the Securities and Exchange Commission on June 29, 2002 to report Fortune's amendments to certain exploration agreements and to file its Certificate of Designation of Preference for its Series A Preferred Stock and amendments thereto.

      A report on Form 8-K was filed with the Securities and Exchange Commission on July 1, 2002 to report Fortune's press release announcing its recent exploration discovery and exploration program update.




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



                                    By:  /s/ Ronald P. Nowak
                                    ---------------------------------------
                                         Ronald P. Nowak
                                         President and Chief Operating Officer



Date:  August 14, 2002

                                   EXHIBIT A-1





I, Tyrone J. Fairbanks, state and attest that:

(1) To the best of my knowledge, based upon a review of the covered reports of Fortune Natural Resources Corporation, and, except as corrected or supplemented in a subsequent covered report:

        o No covered report contained an untrue statement of a material fact as of the end of the period covered by such report (or in the case of a report on Form 8-K or definitive proxy materials, as of the date on which it was filed); and

        o No covered report omitted to state a material fact necessary to make the statements in the covered report, in light of the circumstances under which they were made, not misleading as of the end of the period covered by such report (or in the case of a report on Form 8-K or definitive proxy materials, as of the date on which it was filed).

(2) I have reviewed the contents of this statement with the Company's audit committee.

(3) In this statement under oath, each of the following, if filed on or before the date of this statement, is a "covered report":

        o Annual Report on Form 10-KSB filed with the Commission for the year ended December 31, 2001 of Fortune Natural Resources Corporation;

        o All report on Form 10-QSB, all reports on Form 8-K and all definitive proxy materials of Fortune Natural Resources Corporation filed with the Commission subsequent to the filing of the Form 10-KSB identified above; and

        o  Any amendments to any of the foregoing.




/s/ Tyrone J. Fairbanks
------------------------------------------------
Tyrone J. Fairbanks, Chief Financial Officer

Date:  August 14, 2002

                              EXHIBIT A-2





I, Tyrone J. Fairbanks, state and attest that:

(1) To the best of my knowledge, based upon a review of the covered reports of Fortune Natural Resources Corporation, and, except as corrected or supplemented in a subsequent covered report:

        o No covered report contained an untrue statement of a material fact as of the end of the period covered by such report (or in the case of a report on Form 8-K or definitive proxy materials, as of the date on which it was filed); and

        o No covered report omitted to state a material fact necessary to make the statements in the covered report, in light of the circumstances under which they were made, not misleading as of the end of the period covered by such report (or in the case of a report on Form 8-K or definitive proxy materials, as of the date on which it was filed).

(2) I have reviewed the contents of this statement with the Company's audit committee.

(3) In this statement under oath, each of the following, if filed on or before the date of this statement, is a "covered report":

        o Annual Report on Form 10-KSB filed with the Commission for the year ended December 31, 2001 of Fortune Natural Resources Corporation;

        o All report on Form 10-QSB, all reports on Form 8-K and all definitive proxy materials of Fortune Natural Resources Corporation filed with the Commission subsequent to the filing of the Form 10-KSB identified above; and

        o  Any amendments to any of the foregoing.




/s/ Tyrone J. Fairbanks
------------------------------------------------
Tyrone J. Fairbanks, Chief Executive Officer

Date:  August 14, 2002

STATE OF TEXAS

COUNTY OF HARRIS



      I, Michal J. King, hereby acknowledge that the attached certifications were signed before me on the 14th day of August, 2002, by TYRONE J. FAIRBANKS, known to be the Chief Executive Officer and Chief Financial Officer of Fortune Natural Resources Corporation.



                                       /s/ Michal J. King
                                       ----------------------------
                                       Michal J. King

                                       My commission expires: april 15, 2005

   [SEAL]