Form 10QSB
period 2002-09-30
FORTUNE NATURAL RESOURCES CORP
filed 2002-11-14
CIK 38242

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______


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

                        16,772,891 as of October 31, 2002

Transition small business disclosure format (check one)  Yes ___  No X

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                      FORTUNE NATURAL RESOURCES CORPORATION
                                 BALANCE SHEETS

                                     ASSETS
                                                     September 30, December 31,
                                                         2002          2001
                                                     ------------  ------------
                                                      (Unaudited)    (Audited)
CURRENT ASSETS:
   Cash and cash equivalents.......................  $     64,000  $    507,000
   Restricted joint venture cash account...........        23,000             -
   Accounts receivable.............................       132,000       192,000
   Note receivable.................................        30,000             -
   Prepaid expenses................................       106,000        47,000
                                                     ------------  ------------
      Total Current Assets.........................       355,000       746,000
                                                     ------------  ------------
PROPERTY AND EQUIPMENT:
   Oil and gas properties, accounted for
     using the full cost method....................    29,280,000    28,546,000
   Office..........................................        83,000       396,000
                                                     ------------  ------------
                                                       29,363,000    28,942,000
   Less--accumulated depletion, depreciation
     and amortization..............................   (25,253,000)  (25,261,000)
                                                     ------------  ------------
                                                        4,110,000     3,681,000
Deposit and deferred financing costs...............        82,000             -
                                                     ------------  ------------

TOTAL ASSETS.......................................  $  4,547,000  $ 4,427,000
                                                     ============  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     September 30, December 31,
                                                         2002          2001
                                                     ------------  ------------
                                                      (Unaudited)    (Audited)
CURRENT LIABILITIES:
   Current portion of long-term debt...............  $    147,000  $          -
   Accounts payable................................       112,000       134,000
   Accrued expenses................................       245,000        94,000
   Royalties and working interests payable.........        52,000        52,000
   Accrued interest................................       112,000        69,000
   Notes and accounts payables to related parties..        48,000             -
   Bridge loans payable............................       254,000             -
                                                     ------------  ------------
      Total Current Liabilities....................       970,000       349,000
                                                     ------------  ------------

DEFERRED INTEREST PAYABLE..........................        84,000             -
                                                     ------------  ------------

LONG-TERM DEBT.....................................     2,598,000     2,295,000
                                                     ------------  ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value:
      Authorized--2,000,000 shares
      Issued and outstanding--26,000 shares of
        Series A at $10.00 per share liquidation
        preference.................................       260,000             -
   Common stock, $.01 par value:
      Authorized--40,000,000 shares
      Issued and outstanding 16,684,891 and
        16,485,474 at September 30, 2002 and
        December 31, 2001..........................       167,000       165,000
   Capital in excess of par value..................    32,172,000    32,171,000
   Accumulated deficit.............................   (31,704,000)  (30,553,000)
                                                     ------------  ------------
NET STOCKHOLDERS' EQUITY...........................       895,000     1,783,000
                                                     ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........  $  4,547,000  $  4,427,000
                                                     ============  ============
                 See accompanying notes to financial statements.

                      FORTUNE NATURAL RESOURCES CORPORATION
                            STATEMENTS OF OPERATIONS


                                                     For the Nine Months Ended
                                                     --------------------------
                                                     September 30, September 30,
                                                         2002          2001
                                                     ------------  ------------
                                                             (Unaudited)
REVENUES
   Sales of oil and gas, net of royalties..........  $    693,000  $  1,580,000
   Other income....................................        30,000        34,000
                                                     ------------  ------------
                                                          723,000     1,614,000
                                                     ------------  ------------
COSTS AND EXPENSE
   Production and operating........................       328,000       463,000
   Provision for depletion, depreciation and
     amortization..................................       308,000       471,000
   General and administrative......................       878,000       977,000
   Stock offering costs............................        71,000             -
   Interest........................................       281,000       209,000
   Impairment to oil and gas properties............             -     1,700,000
                                                     ------------  ------------
                                                        1,866,000     3,820,000
                                                     ------------  ------------
NET LOSS...........................................    (1,143,000)   (2,206,000)
Dividends - Series A Preferred Stock...............        (8,000)            -
                                                     ------------  ------------
NET LOSS TO COMMON STOCKHOLDERS....................  $ (1,151,000) $ (2,206,000)
                                                     ============  ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.........    16,634,060    16,459,482
                                                     ============  ============

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)......  $      (0.07) $      (0.13)
                                                     ============  ============


                 See accompanying notes to financial statements.

                      FORTUNE NATURAL RESOURCES CORPORATION
                            STATEMENTS OF OPERATIONS


                                                     For the Three Months Ended
                                                     --------------------------
                                                     September 30, September 30,
                                                         2002          2001
                                                     ------------  ------------
                                                             (Unaudited)
REVENUES
   Sales of oil and gas, net of royalties..........  $    228,000  $    265,000
   Other income....................................             -         9,000
                                                     ------------  ------------
                                                          228,000       274,000
                                                     ------------  ------------
COSTS AND EXPENSES
   Production and operating........................       104,000       140,000
   Provision for depletion, depreciation and
    amortization...................................        96,000       162,000
   General and administrative......................       282,000       304,000
   Stock option variable accounting income.........       (82,000)            -
   Stock offering costs............................        71,000             -
   Interest........................................       101,000        70,000
   Impairment to oil and gas properties............             -     1,700,000
                                                     ------------  ------------
                                                          572,000     2,376,000
                                                     ------------  ------------

NET LOSS...........................................      (344,000)   (2,102,000)
Dividends - Series A preferred stock...............        (5,000)            -
                                                     ------------  ------------
NET LOSS TO COMMON STOCKHOLDERS....................  $   (349,000) $ (2,102,000)
                                                     ============  ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.........    16,676,921    16,469,664
                                                     ============  ============

NET LOSS PER COMMON SHARE
   (BASIC AND DILUTED).............................  $      (0.02) $      (0.13)
                                                     ============  ============


                 See accompanying notes to financial statements.

                      FORTUNE NATURAL RESOURCES CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                                                   Preferred Stock       Common Stock          Capital in                 Stock
                                                  ------------------  --------------------     Excess of   Accumulated    holders'
                                                   Shares    Amount     Shares      Amount     Par Value     Deficit      Equity
                                                  --------  --------  ----------  ----------  -----------  ------------  ----------
BALANCE, December 31, 2001........................       -  $      -  16,485,474  $  165,000  $32,171,000  $(30,553,000) $1,783,000

Common stock contributed to 401(k) Plan...........       -         -      51,462       1,000       19,000             -      20,000
Common stock issued for directors' fees...........       -         -     137,986       1,000       32,000             -      33,000
Common stock issued for employee compensation.....       -         -      10,000           -        2,000             -       2,000
Common stock warrants issued for professional
   services.......................................       -         -           -           -        9,000             -       9,000
Common stock warrants issued for debt financings,
   refinancings and interest deferrals............       -         -           -           -       72,000             -      72,000
Series A preferred stock issued for stock offering  26,000   260,000           -           -     (133,000)            -     127,000
Common stock returned to treasury.................       -         -         (31)          -            -             -           -
Dividends - Series A preferred stock..............       -         -           -           -            -        (8,000)     (8,000)
Net loss..........................................       -         -           -           -            -    (1,143,000) (1,143,000)
                                                  --------  --------  ----------  ----------  -----------  ------------  ----------
BALANCE, September 30, 2002 (unaudited)...........  26,000  $260,000  16,684,891  $  167,000  $32,172,000  $(31,704,000) $  895,000
                                                  ========  ========  ==========  ==========  ===========  ============  ==========



                 See accompanying notes to financial statements.

                      FORTUNE NATURAL RESOURCES CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                   For the Nine Months Ended
                                                                   --------------------------
                                                                   September 30, September 30,
                                                                       2002          2001
                                                                   ------------  ------------
                                                            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss to common shareholders..............................   $ (1,151,000) $ (2,206,000)
   Adjustments to reconcile net loss to net
     cash (used in) provided by operating activities:
      Depletion, depreciation and amortization..................        308,000       471,000
      Common stock issued for directors' fees...................         33,000         9,000
      Amortization of financing costs...........................         38,000             -
      Stock offering costs......................................         71,000             -
      Common stock issued for employee compensation.............          2,000             -
      Common stock warrants issued for professional services....          9,000             -
      Common stock issued for 401(k) Plan contribution..........              -        24,000
      Impairment to oil and gas properties......................              -     1,700,000
                                                                   ------------  ------------
        Cash flow before changes in operating
          assets and liabilities................................       (690,000)       (2,000)
   Changes in operating assets and liabilities:
      Accounts receivable.......................................         60,000       405,000
      Prepaids..................................................        (59,000)            -
      Accounts payable and accrued expenses.....................        160,000       (22,000)
      Royalties and working interests payable...................              -        (5,000)
      Accrued interest..........................................         43,000             -
                                                                   ------------  ------------
   Net cash (used in) provided by
     operating activities.......................................       (486,000)      376,000
                                                                   ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Funding of restricted joint venture cash account, net........        (23,000)            -
   Expenditures for oil and gas properties......................       (778,000)     (584,000)
   Proceeds from sale of oil and gas properties.................         14,000            -
   Expenditures for deposits and other assets...................        (27,000)       (4,000)
                                                                   ------------  ------------
   Net cash used in investing activities........................       (814,000)     (588,000)
                                                                   ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from bridge and debt financing......................      1,186,000             -
   Repayment of bridge financing................................       (446,000)      (10,000)
   Gross proceeds from preferred stock Series A offering........        260,000             -
   Expenditure for preferred stock offerings....................       (204,000)            -
   Financing offering costs.....................................        (23,000)            -
   Deferral of interest.........................................         84,000             -
                                                                   ------------  ------------
   Net cash provided by (used in) financing activities..........        857,000       (10,000)
                                                                   ------------  ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS.......................       (443,000)     (222,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..................        507,000     1,028,000
                                                                   ------------  ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD........................   $     64,000  $    806,000
                                                                   ============  ============

Supplemental information:
   Interest paid in cash........................................   $    110,000  $    209,000
Non-cash transactions
   Common stock issued for 401(k) Plan contribution.............         20,000             -
   Common stock warrants issued for debt financings,
    refinancings and interest deferrals.........................         72,000             -


                 See accompanying notes to financial statements.

                      FORTUNE NATURAL RESOURCES CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002

(1)   Line of Business and Summary of Significant Accounting
      Policies and Procedures

      The condensed financial statements at September 30, 2002, and for the periods then ended included herein have been prepared by Fortune Natural Resources Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, Fortune believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Fortune's latest annual report on Form 10-KSB. Certain reclassifications have been made to prior period amounts to conform to presentation in the current period. In Fortune's opinion, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position and the results of its operations and its cash flows for the dates and periods presented. The results of the operations for these interim periods are not necessarily indicative of the results for the full year.

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

      Fortune incurred a loss during the first nine months of 2002 and has incurred substantial losses in earlier years resulting in an accumulated deficit at September 30, 2002 of approximately $32 million. Fortune incurred negative cash flow before changes in operating assets and liabilities of $690,000 and $325,000 during the first nine months of 2002 and the year ended December 31, 2001. Furthermore, Fortune expects to report negative cash flow and a net loss during the fourth quarter of 2002. Fortune believes that this negative cash flow and earnings trend may continue and could cause the company to be unable to service its obligations when they become due.

      Fortune also reported a working capital deficit at September 30, 2002 of $615,000. This deficit includes a $119,000 bridge financing loan that was due August 19, 2002 and is currently in default as is discussed in note 3 below. As is discussed in note 5, Fortune has not paid the $125,700 of interest due on October 1, 2002 on the 12% subordinated debt and it is attempting to negotiate a one-year deferment of those payments with the note holders. Fortune has informed the 12% note holders that if they do not defer their interest payment, and Fortune is unable to find alternative sources of funding, there is a real possibility that Fortune will need to seek the protection of the bankruptcy courts. As of November 13, 2002, note holders representing approximately 61% of the principal balance of the notes and $83,700 of the interest due on October 1, 2002 have agreed to defer this payment and the other note holders are still considering the offer. To improve its viability as a going concern, Fortune has taken the following steps in 2002:

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

o Closed a private placement offering of Series A preferred stock to help fund its operations;

o Obtained long-term financing discussed herein to assist in financing additional expenditures of the new exploration program and to repay a portion of the bridge financing;

o Reached agreements with most of Fortune's 12% subordinated note holders to defer their first, second and third quarter 2002 interest payments; and

o Investigating and pursuing various methods of raising additional capital, including additional equity and debt offerings.

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

(3)   Short-term financing

      In February 2002, Fortune acquired a 25% working interest in an onshore oil and gas exploration program. To finance its initial participation in this program, Fortune obtained short-term bridge financing in February 2002 of $500,000. This bridge financing consisted of $240,000 in mandatory redeemable Series B Preferred Stock and loans of $260,000.

      The $240,000 in Series B Preferred Stock was issued to Renaissance Capital Growth & Income Fund and Renaissance US Growth & Income Trust, PLC, which are principal shareholders of Fortune. The Series B Preferred Stock paid a 10% per annum dividend on a quarterly basis. In May 2002, Fortune redeemed the Series B Preferred Stock primarily with additional bridge financing discussed below.

      The $260,000 of bridge loans are secured by Fortune's Cadiz property. These bridge loans were provided by members of Fortune's board of directors (Mssrs. Fairbanks, Drulias and Lacoff), by Mr. Blank, a principal shareholder of Fortune, by C. K. Cooper & Company, Inc., the managing dealer in Fortune's Series A preferred stock private placement offering discussed below, and certain other third parties. The loans bear interest at the rate of 10% per annum, payable quarterly.

      On May 14, 2002, Fortune obtained $200,000 of additional short-term bridge financing from Barry Blank in the form of a loan with generally the same terms as the earlier bridge loans. Mr. Blank is not entitled to receive any of the bridge financing warrants that are discussed below for this $200,000 portion of the bridge. This bridge loan was used, along with Fortune cash, to redeem the $240,000 in Series B Preferred Stock. This loan, which was secured by all of Fortune's producing properties except Cadiz field, was repaid on August 28, 2002 with proceeds of the long-term financing obtained through the new credit agreement discussed in note 5 below.

      Fortune also agreed to pay the holders of the $500,000 initial bridge financing, three-year Fortune common stock purchase warrants. The number of warrants issuable and the exercise price is determined by the date on which the financing was originally redeemable according to the following schedule:

                           Number of warrants to be          Exercise price as
     Redemption          issued expressed as percentage    percentage of market
  date of financing        of dollar value of the loan     price of common stock
----------------------  ---------------------------------  ---------------------

    Prior to 5/6/02                    20%                          150%
 From 5/6/02 to 6/5/02                 30%                          140%
From 6/6/02 to 7/10/02                 40%                          130%
From 7/11/02 to 8/9/02                 50%                          120%
    After 8/10/02                      60%                          110%


      The market price of Fortune's common stock used to make the foregoing calculation is $0.18 per share, which was Fortune's closing price on the day prior to the date the bridge financing was obtained. The Series B Preferred Stockholders received 72,000 warrants exercisable at approximately $0.25 per share when their financing was redeemed.

      In July and August 2002, all but one of the bridge lenders agreed to extend the due date of their $135,000 of bridge loans from August 19, 2002 until October 2, 2002. In exchange for the extension, Fortune agreed to grant the lenders a total of 13,500 additional warrants and reduce their warrant exercise price by approximately $0.018 per share if the loans are redeemed after August 18, 2002. Consequently, these lenders are entitled to receive a total of 94,500 warrants exercisable at $0.18 per share. Fortune has estimated the value of these and all previously issued bridge financing warrants to be approximately $4,000 and has fully amortized that amount as a non-cash component of interest expense through September 30, 2002.

      On October 2, 2002, the bridge lenders who had previously extended their loans agreed to a second extension of their due date to November 15, 2002. In exchange for this second extension, the lenders are entitled to receive additional three-year warrants equal to 20% of the dollar amount of their loans (27,000 total additional warrants). The exercise price of these warrants was set at $0.14 per share, which was Fortune's closing price on October 2, 2002. Fortune is currently attempting to negotiate an extension of the November 15, 2002 due date.

      The remaining bridge loan that was not extended beyond its original due date of August 19, 2002 comprised an original principal balance of $125,000. This loan is currently in default and the lender has begun foreclosure proceedings on the Cadiz Field, the collateral for this loan. The Cadiz Field also collateralizes the other $135,000 of bridge loans that are due November 15, 2002. Fortune is attempting to sell the property and repay the loans. The net cash flow from the property is currently being paid to the bridge lender who began foreclosure proceedings, resulting in a remaining loan balance due this lender as of September 30, 2002 of $119,000.

      The Cadiz Field represented 26% and 8% of Fortune's discounted present value of future net revenues from total proved developed producing reserves and total proved reserves, respectively, as of December 31, 2001. The field also accounted for $42,000 (11%) and $2,000 (2%) of Fortune's revenues net of operating costs during the first nine months of 2002 and the third quarter of 2002, respectively. There is no assurance that Fortune will be successful in selling the Cadiz Field for an amount equal to or in excess of all of the $254,000 of bridge loans secured by the property.

      In August 2002, Fortune borrowed $35,800 from three officers and/or directors to fund Fortune's share of the completion of the Yarrow prospect Stephens #1 discovery well. Interest on these notes is 10% per annum, payable quarterly. The notes are due January 1, 2003 and are secured by Fortune's interest in the Yarrow prospect. On the due date of the loans, the lenders will also receive a total of 14,320 three-year common stock purchase warrants exercisable at $0.27 per share.

(4)   Private Placement

      On May 15, 2002, Fortune closed on the sale of 26,000 Units of a private placement offering and received $201,600, net of underwriter's commission and certain underwriter's accountable offering expenses. Each Unit was priced at $10 and consisted of one share of Fortune Series A Convertible Participating Preferred Stock and one three-year common stock purchase warrant. The preferred shares have a liquidity preference of $10.00 per share. Each warrant is exercisable for one share of Fortune common stock at a price of $0.90 per share. Fortune incurred $75,000 of additional costs associated with this offering, all of which were charged to capital in excess of par value upon closing the offering.

      The preferred shares pay both a fixed and a contingent cash dividend quarterly. The fixed dividend is payable at 8% per year. The contingent dividend will be 0.1875% of Fortune's net oil and gas revenue from the new onshore exploration program discussed above.

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

      Fortune will be restricted from issuing certain securities while the preferred shares are outstanding. Each preferred share was originally convertible into shares of Fortune common stock at $0.45 per common stock share. In June 2002, the conversion price was reduced to $0.35 per share in exchange for the preferred stockholders consent to Fortune's contingent issuance of additional preferred stock on parity with the Series A Preferred stock in a new private placement. In June 2002, Fortune began discussions with an underwriter concerning another private placement offering of securities. This offering was not consummated; accordingly, during the third quarter of 2002, Fortune expensed $71,000 of costs associated with this effort.

 (5)  Long-Term Debt

      At September 30, 2002, a summary of long-term debt is as follows:

                                                          September 30, December 31,
                                                              2002          2001
                                                          ------------  ------------
      Reserve Note under Credit Agreement dated
       dated August 28, 2002............................. $    350,000  $          -
      Lease Note under Credit Agreement dated
       August 28, 2002...................................      100,000             -
      Convertible Subordinated Notes due
       December 31, 2007.................................    2,295,000     2,295,000
                                                          ------------  ------------
                                                             2,745,000     2,295,000
      Less current installments..........................     (147,000)            -
                                                          ------------  ------------

      Long-term debt, excluding current installments....  $  2,598,000  $  2,295,000
                                                          ============  ============


      Effective August 28, 2002, Fortune entered into a credit agreement with a lender to provide long-term financing for general corporate purposes and for lease, brokerage and certain seismic expenditures. Two notes, a reserve note and a lease note evidence borrowing under the credit agreement.

      The reserve note provides for a commitment amount of $350,000 to be used for general corporate purposes. On August 28, 2002, Fortune used $200,000 of this commitment to repay the bridge loan to Mr. Blank discussed in note 3. The remaining $150,000 is being used to fund Fortune's activities, including drilling costs in the new exploration program. The reserve note provides for scheduled monthly reductions to the commitment amount beginning March 1, 2003 with a final maturity of February 1, 2005.

      The lease note provides for a commitment amount of $325,000 to be used to fund leasehold, brokerage and certain seismic expenditures. The lease note provides for scheduled monthly reductions to the commitment amount beginning October 1, 2003 with a final maturity of January 1, 2005.

      The credit agreement bears interest at approximately 10.14% per annum, payable monthly, and is collateralized by substantially all of Fortune's currently producing oil and gas properties, excluding the Cadiz Field and the yet to be completed Yarrow well, and any leases acquired with funds advanced by the lender. Should Fortune default under the provisions of the credit agreement, the lender has certain remedies, including the right to appoint a majority of Fortune's board of directors. The lender received 1,928,572 three-year common stock purchase warrants exercisable at $0.35 per share. Fortune is amortizing the cost of issuing this debt, including the estimated value of approximately $49,000 that Fortune assigned to the warrants, as additional interest expense over the estimated life of the notes.

      Fortune's 12% subordinated notes are convertible by the holders into common stock at from $0.45 to $0.75 per share or redeemable by Fortune at par. The 12% notes are unsecured and can be subordinated to any secured debt. Interest is payable quarterly. The cost incurred to issue the original 12% notes has been amortized as additional interest expense over the 18-month period ended May 1, 1999, the first date that the 12% notes were convertible. As a result of this amortization of issuance costs, the effective interest rate of the notes over this 18-month period was 21.2%. If any of these notes are held to maturity, the effective interest rate to maturity on those notes will be 13.4%.

      In March 2002, Fortune offered to extend until March 31, 2003 the expiration date of the Fortune common stock purchase warrants owned by holders of Fortune's 12% notes in exchange for the note holders' consent to defer for one year their interest payment that was due April 1, 2002. Included among these holders who accepted the offer are Barry Blank, a principal shareholder of Fortune, and John McConnaughy, a member of Fortune's board of directors, who own 666,667 and 333,333 such warrants, respectively. Eighteen of 22 note holders representing $56,850 of the $68,850 interest payment due April 1, 2002 agreed to the extension. In April 2002, Fortune paid the interest due to the note holders who declined this offer.

      In June 2002, Fortune requested an extension until October 1, 2002 of the interest payment due July 1, 2002 in exchange for an additional one year extension of the expiration date of the note holder warrants and a reduction in the conversion price of the notes from $0.75 per share to $0.65 per share. Eighteen of 22 note holders representing $56,850 of the $68,850 interest payment due July 1, 2002 agreed to the extension. In July 2002, Fortune paid the interest due to the note holders who declined this offer.

      Fortune estimated the value of each extension to be approximately $7,000. These amounts were estimated by Fortune based upon the amount of the interest payments that have been extended, the extension period and the interest rate on the notes. These amounts are being amortized as additional interest expense over the extension periods.

      In October 2002, Fortune requested an extension until October 1, 2003 of the $125,700 of interest payments due October 1, 2002 in exchange for a reduction in the conversion price of the 12% notes to $0.45 per share. This amount includes the regularly scheduled October 1, 2002 payment of $68,850 and the $56,850 deferment from July 1, 2002. Fortune has informed the 12% note holders that if they do not defer their interest payment, and Fortune is unable to find alternative sources of funding, there is a real possibility that Fortune will need to seek the protection of the bankruptcy courts. As of November 13, 2002, Fortune has received written acceptances from note holders holding $1,395,000 (61.8%) of the notes and representing $83,700 of the interest due October 1, 2002. The other note holders are still considering the offer.

      Fortune's credit facility with Credit Lyonnais New York Branch expired January 11, 2001. The $10,000 outstanding balance of this credit facility was repaid in the first quarter of 2001. The interest rate on the facility was 1.25% above Credit Lyonnais' base rate.

(6)   Joint Venture Cash Account

      In connection with the new onshore exploration program, the co-operators of the program, Fortune and PrimeEnergy Management Corporation, each periodically deposit funds into a joint venture bank account styled the PrimeFortune Onshore Exploration Account. The bank account funds are being used to fund the initial program expenditures. Both PrimeEnergy and Fortune have signature authority over the bank account and each owns one-half of the funds in the account. Fortune has recorded its 50% share of the bank account on its books as well as its share of all expenditures incurred in the account.

(7)   Stock Option Variable Accounting

      Since 1995, Fortune's stock option plans have provided that the exercise price per share of its stock options issued to employees and directors would be reduced to par value ($0.01 per share) in the event of a change in control of Fortune that is not approved by its board of directors. This change of control provision requires Fortune to follow variable accounting for its stock options while they are outstanding. Under variable accounting, increases in Fortune's stock price above the option exercise price as of the end of each quarter will result in an expense equal to the excess of the stock price over the exercise price multiplied by the number of such options. Subsequent decreases, if any, in Fortune's stock price will result in a reversal of all or part of this expense. During the first quarter of 2002, Fortune recorded non-cash expense of $350,000 attributable to variable accounting based upon Fortune's March 28, 2002 common stock closing price of $0.47 per share. As a result of subsequent declines in Fortune's stock price, $268,000 of this expense was reversed during the second quarter of 2002 and the remaining $82,000 was reversed during the third quarter of 2002.

(8)   Income Tax Expense

      No provision for income taxes was required for the nine months ended September 30, 2002 and 2001.

      At September 30, 2002, Fortune estimates it had cumulative net operating loss carryforwards for federal income tax purposes of approximately $27 million, of which approximately $7 million is subject to restrictions under I.R.C. 382. These loss carryforwards are available to offset future federal taxable income, if any. The net operating losses expire from 2002 through 2021. Fortune is uncertain as to the recoverability of the above deferred tax assets and has therefore applied a 100% valuation allowance.

(9)   Legal Proceedings

      There are no material pending legal proceedings involving any of Fortune's activities.

(10)  Computation of Loss Per Share

      Basic net loss per common share is computed by dividing net loss to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share does not differ from basic loss per common share because the issuance or conversion of additional securities would have an antidilutive effect.

(11)  New Accounting Pronouncements

      The Financial Accounting Standards Board ("FASB") has recently issued the Statements of Financial Accounting Standards ("SFAS") that are discussed below.

      SFAS No. 141, "Business Combinations," requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets", addresses accounting for the acquisition of intangible assets and accounting for goodwill and other intangible assets after they have been initially recognized in the financial statements. Fortune does not currently have goodwill or other similar intangible assets; therefore, the adoption of the new standard on January 1, 2002, has not had any effect on Fortune's financial statements.

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

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FAS Statement No. 13, and Technical Corrections ("SFAS 145"). This statement rescinds the requirement in SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, that material gains and losses on the extinguishment of debt be treated as extraordinary items. The statement also amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the accounting for sale-leaseback transactions and the accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Finally the standard makes a number of consequential and other technical corrections to other standards. The provisions of the statement relating to the rescission of SFAS 4 are effective for fiscal years beginning after May 15, 2002. Provisions of the statement relating to the amendment of SFAS 13 are effective for transactions occurring after May 15, 2002 and the other provisions of the statement are effective for financial statements issued on or after May 15, 2002. Fortune has reviewed SFAS 145 and its adoption is not expected to have a material effect on its financial statements.

      In July 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities ("SFAS 146"). SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. SFAS 146 will require a Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), and requires liabilities associated with exit and disposal activities to be expensed as incurred and to be measured at fair value. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The new standard has not had a material impact on Fortune's financial statements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Events

New Exploration Program

      In February 2002, Fortune acquired a 25% working interest and a co-operating position along with PrimeEnergy Management Corporation in a large-scale onshore oil and gas exploration and development program in Texas. The centerpiece of this program is a large onshore Texas 2D seismic database comprising approximately 50,000 linear miles in approximately 105 counties of the Texas Gulf Coast and east and south Texas. Fortune and Prime are in charge of leasing, drilling, and producing each prospect in the program. Fortune anticipates that its share of this initial operating phase may require from $1.5 million to $3.0 million of capital spending during the first year of the program, after which Fortune believes the program will be self-funding, based on reasonable success levels. During the first nine months of 2002, Fortune incurred $778,000 of oil and gas capital expenditures, approximately 91% of which were attributable to this program. Fortune believes at least 250 prospect leads may be identified from the reprocessed data that should in turn generate a minimum of 50 drillable prospects over the next few years. Drilling commenced on the first prospect generated under this program on August 7, 2002 and three wells have been drilled to date. One well is awaiting completion and two have been plugged and abandoned.

Short-Term Financing

      In order to finance its initial participation in this program, Fortune obtained $500,000 in short-term bridge financing in February 2002 comprised of $260,000 of loans and $240,000 of mandatory redeemable Series B preferred stock from various investors including related parties, business associates and other unaffiliated investors. In May 2002, the preferred stock portion of the financing was redeemed primarily with $200,000 received by Fortune from an additional bridge loan. During August, this $200,000 of additional bridge financing was repaid with funds borrowed under a credit agreement that closed August 28, 2002.

      As of September 30, 2002, the bridge loans outstanding amount to $254,000. These bridge loans are secured by Fortune's Cadiz Field. The loans include $135,000 due November 15, 2002 and $119,000 that was due August 19, 2002. The lender of the overdue $119,000 loan has begun the foreclosure proceedings on the Cadiz Field. Fortune is attempting to sell the collateral and repay the loans. The net cash flow from the Cadiz Field is currently being paid to the bridge lender who has begun foreclosure proceedings.

      The Cadiz Field represented 26% and 8% of Fortune's discounted present value of future net revenues from total proved developed producing reserves and total proved reserves, respectively, as of December 31, 2001. The field also accounted for $42,000 (11%) and $2,000 (2%) of Fortune's revenues net of operating costs during the first nine months of 2002 and third quarter of 2002, respectively. There is no assurance that Fortune will be successful in selling the property for an amount equal to or in excess of all of the $254,000 of bridge loans secured by the property. Fortune is currently attempting to negotiate an extension of the $135,000 bridge notes due November 15, 2002.

      In August 2002, Fortune borrowed $35,800 from three officers and/or directors to fund Fortune's share of the completion of the Yarrow prospect Stephens #1 discovery well. The notes are due January 1, 2003 and are secured by Fortune's interest in the Yarrow prospect.

Credit Agreement

      Effective August 28, 2002, Fortune entered into a credit agreement with a lender to provide financing for general corporate purposes and for lease, brokerage and certain seismic expenditures. Two notes, a reserve note and a lease note evidence borrowing under the credit agreement. The combined commitment under these two notes is $675,000, of which $225,000 was still available as of September 30, 2002 to fund leasehold, brokerage and certain seismic expenditures. The credit agreement is collateralized by substantially all of Fortune's currently producing oil and gas properties, excluding the Cadiz Field and the yet to be completed Yarrow well, and leases acquired with funds advanced by the lender.

12% Note Interest Deferrals

      A substantial portion of Fortune's 12% note holders agreed to defer receipt of their April 1, 2002 and July 1, 2002 interest payments. In October 2002, Fortune requested an extension until October 1, 2003 of the $125,900 of interest payments due October 1, 2002 in exchange for a reduction in the conversion price of the 12% notes to $0.45 per share. This amount includes the regularly scheduled October 1, 2002 payment of $68,850 and the $56,850 deferment from July 1, 2002. Fortune has informed the 12% note holders that if they do not defer their interest payment, and Fortune is unable to find alternative sources of funding, there is a real possibility that Fortune will need to seek the protection of the bankruptcy courts. As of November 13, 2002, Fortune has received written acceptances from note holders holding $1,395,000 (61.8%) of the notes and representing $83,700 of the interest due October 1, 2002. The other note holders are still considering the offer.

Private Placement Offering

      To help fund our initial participation in the new onshore exploration program, Fortune closed a private placement offering on May 15, 2002 for the sale of 26,000 Units. The Units were priced at $10 each. Each Unit consists of one share of Fortune Series A Convertible Participating Preferred Stock and one three-year common stock purchase warrant. Upon closing, Fortune received $201,600, net of underwriter's commissions and certain underwriter's accountable offering expenses. Fortune incurred additional expenses of $75,000 in connection with this offering.

      See "Issues and Uncertainties" below for further discussion of Fortune's liquidity constraints.

Results of Operations

Comparison of 2002 Operating Results to 2001

Quarter ended September 30, 2002 and 2001

      Fortune's net loss to common stockholders decreased 83% to $349,000 for the third quarter of 2002 from $2,102,000 for the third quarter of 2001 primarily because the absence of an impairment to oil and gas properties in 2002 versus a $1,700,000 impairment in 2001.

      Fortune's oil price decreased 3% while the gas price increased 9% in the third quarter 2002 versus the same 2001 period. Fortune's gas production decreased 17% while its oil production was flat. Drilling and workover successes at La Rosa were not sufficient to offset a 79% decline in production at Cadiz Field partly due to mechanical problems from June 2002 to August 2002, the depletion and subsequent sale of our well at the Cutoff Field and declines from depletion. Consequently, Fortune's oil and gas revenues for the quarter ended September 30, 2002 decreased 14% to $228,000 compared to $265,000 reported during the third quarter of 2001.

      Analysis of change in oil and gas revenues -

                                         Quarter Ended
                                          September 30,
                                     ----------------------   Percent
                                         2002       2001      Change
                                     ----------  ----------  ----------
           Production
             Oil  -  Bbl                  2,000       2,000       -
             Gas  -  Mcf                 55,400      73,100     (24)%
           Prices
             Oil  -  $/Bbl               $24.55      $25.23      (3)%
             Gas  -  $/Mcf                 3.22        2.94       9 %
           Revenues
             Oil                        $50,000     $50,000       -
             Gas                        178,000     215,000     (17)%


      The La Rosa C-12 well was spud on December 11, 2001 and logged on January 13, 2002 as a discovery. Log evaluation indicates that the well has approximately 20 feet of aggregate pay sand in multiple zones. The well was completed on February 18, 2002 and commenced production at approximately 40 to 50 barrels of oil per day and 30,000 cubic feet of gas per day. Fortune owns an 18.75% working interest in the well and incurred approximately $51,000 for its share of drilling and completion costs.

      The La Rosa C-8 well was spud on May 29, 2002 and logged on June 3, 2002 as a new discovery. Log evaluation indicates that the well has an aggregate 22 feet of pay sand in two pay zones. The well is currently producing approximately 400,000 cubic feet of gas per day on a 7/64th choke. Fortune owns a 10% working interest in the well; its share of the drilling and completion cost was approximately $21,000.

      The Cadiz Field Brooks #1 well, which was producing about 1.7 million cubic feet of gas per day in September 2001, had declined to about 600,000 cubic feet of gas per day in May 2002 when a leak in the tubing was discovered. After a workover to repair the leak was conducted in June 2002, the well resumed production at approximately 20,000 cubic feet of gas a day. A subsequent workover to reperforate the productive zone was performed in July and August 2002. The well resumed production in mid-August 2002 at about 300,000 cubic feet of gas a day and has gradually increased to over 400,000 cubic feet of gas a day in October 2002. Fortune has a 5.25% net revenue interest in this field. The production decline in this field accounted for approximately 81% of Fortune's net production decline during the third quarter of 2002 versus the same 2001 period.

      The Cutoff Field well commenced production at the end of September 2000 with initial production of approximately 2 million cubic feet of gas per day and 30 barrels of condensate per day. This was one of Fortune's most prolific wells in the fourth quarter of 2000. The well stopped producing on October 2, 2001 and Fortune sold its interest to certain of the other working interest owners in early 2002 in exchange for being relieved of all plugging and abandonment liability.

      Effective September 30, 2002, Fortune sold its 30% working interest in the Gamble Gully Field to the operator for $14,000 in cash and a note receivable of $30,000. The note bears interest at 5% per annum and is due in three equal monthly installments beginning October 30, 2002. Fortune's revenues net of operating expense were $12,000 and $4,000 for the nine months and three months, respectively, ended September 30, 2002. The property accounted for approximately 1% of Fortune's proved reserve volumes at December 31, 2001. The proceeds have been credited to Fortune's oil and gas property account.

      Fortune's South Timbalier Block 76 well was shut in from October 1, 2002 to November 1, 2002 as a result of damage to the platform caused by Hurricane Lili. This well accounted for 23% of Fortune's revenues during the third quarter of 2002.

      Analysis of change in selected expenses -

                                                  Quarter Ended
                                                  September 30,
                                             ----------------------    Percent
                                                2002        2001       Change
                                             ----------  ----------  ----------
      Production and operating expense       $  104,000  $  140,000     (26)%
         -  per MCFE                               1.54        1.65      (6)%
      Depreciation, depletion
       and amortization                          96,000     162,000      (41)%
         -  per MCFE                               1.42        1.91      (26)%
      Impairment to oil and gas properties            -   1,700,000


      Production and operating expense decreased by $36,000 for the third quarter of 2002 versus 2001 primarily because of lower production taxes that resulted from the lower revenues during 2002

      Fortune's provision for depletion, depreciation and amortization (DD&A) decreased by $66,000 in the third quarter of 2002 as compared to 2001 because of the lower production and the impact of ceiling impairment write downs in prior quarters.

                                                  Quarter Ended
                                                  September 30,
                                             ----------------------    Percent
                                                2002        2001       Change
                                             ----------  ----------  ----------

      General and administrative expense     $  282,000  $  304,000      (7)%
      Stock option variable accounting income   (82,000)          -
      Stock offering costs                       71,000           -
      Interest expense payable in cash           87,000      70,000      24 %
      Interest expense - amortization
        of financing costs                       14,000           -
-

      General and administrative expense decreased $22,000 for the third quarter of 2002 versus 2001 primarily because of lower personnel costs as a result of staff reductions. We implemented a plan to reduce core general and administrative expenses in 2002. Certain reductions took effect at January 1, 2002 and other reductions have been made or are anticipated over the course of the year, if needed.

      As of March 31, 2002, Fortune's stock price closed at $0.47 per share, resulting in certain of our employee stock options being "in-the-money" in the amount of $350,000. Fortune expensed this amount during the first quarter of 2002 in accordance with the requirement of variable accounting for stock option plans. As of June 30, 2002, Fortune's stock price closed at $0.24 per share, resulting in a reversal of $268,000 of the expense that had been recorded in the first quarter of 2002. Fortune's September 30, 2002 closing stock price of $0.125 resulted in the reversal of the remaining $82,000 of the expense. The "reversals" were recorded as income from stock option variable accounting during the second and third quarters of 2002. There were no corresponding charges or credits during the corresponding periods of 2001.

      In September 2002, a proposed private placement offering of preferred stock was terminated and Fortune expensed the $71,000 of costs incurred in the effort.

      Interest expense payable in cash increased by $17,000 as a result of the financings discussed in Recent Events above. Amortization of finance costs includes the out-of-pocket expenses incurred to place the debt and the estimated value assigned to warrants and other non-cash consideration given to the lenders. Over 75% of Fortune's gross deferred financing costs are non-cash costs attributed to the estimated value assigned to warrants and other consideration. As a result of the increased debt and preferred stock, Fortune's interest and dividend obligations are currently approximately $93,000 per quarter.

Nine months ended September 30, 2002 and 2001

      Reductions in expenses in most categories, including primarily the absence of an impairment write down in 2002, more than offset the decrease in revenues in 2002. Consequently, Fortune's net loss to common stockholders decreased 48% to $1,151,000 for the first nine months of 2002 versus $2,206,000 for the same 2001 period.

      Fortune's oil and gas prices decreased 15% and 45%, respectively, during the first nine months of 2002 versus the same 2001 period. Fortune's oil and gas production also decreased 4% and 28%, respectively. Fortune's production gains that resulted from successful drilling and workover operations over the past year at La Rosa and Gamble Gully were not sufficient to offset the loss of our wells at South Timbalier Block 86 and Cutoff Field, recent mechanical problems at Cadiz Field and declines from depletion. Consequently, Fortune's oil and gas revenues for the first nine months of 2002 decreased 56% to $693,000 compared to $1,580,000 reported during the same period of 2001.

      Analysis of change in oil and gas revenues -

                                          Nine Months Ended
                                            September 30,
                                        ----------------------   Percent
                                            2002       2001      Change
                                        ----------  ----------  ----------
           Production
             Oil  -  Bbl                     5,800       6,000     (4)%
             Gas  -  Mcf                   188,800     263,900    (28)%
           Prices
             Oil  -  $/Bbl                  $22.42      $26.29    (15)%
             Gas  -  $/Mcf                    2.98        5.39    (45)%
           Revenues
             Oil                          $130,000    $158,000    (18)%
             Gas                           563,000   1,422,000    (60)%

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

      See third quarter review above for additional information regarding La Rosa, Cadiz Field and Cutoff Field.

      Analysis of change in selected expenses -

                                             Nine Months Ended
                                               September 30,
                                           ----------------------   Percent
                                               2002       2001      Change
                                           ----------  ----------  ----------
        Production and operating expense   $  328,000  $  463,000     (29)%
           -  per MCFE                           1.47        1.54      (5)%
        Depreciation, depletion and
         amortization                         308,000     471,000     (35)%
           -  per MCFE                           1.38        1.57     (12)%
        Impairment to oil and gas properties        -   1,700,000

      Production and operating expense decreased by $135,000 for the first nine months of 2002 versus 2001 primarily because of lower production taxes that resulted from the lower revenues during 2002

      Fortune's provision for DD&A decreased by $163,000 in the first nine months of 2002 as compared to 2001 because of the lower production and the impact of ceiling impairment write downs in prior quarters. The lower DD&A rate per MCFE results from the prior ceiling impairment write downs.

                                             Nine Months Ended
                                               September 30,
                                           ----------------------   Percent
                                               2002       2001      Change
                                           ----------  ----------  ----------
      General and administrative expense   $   878,000 $  977,000     (10)%
      Stock offering costs                      71,000          -
      Interest expense payable in cash         243,000    209,000      16 %
      Interest expense - amortization
        of financing cost                       38,000          -


      General and administrative expense decreased $99,000 for the first nine months of 2002 versus 2001 primarily because of lower personnel costs as a result of staff reductions. General and administrative expenses in 2002 includes a $35,000 consulting fee paid to C. K. Cooper & Company to provide strategies and financial planning services to Fortune. We have implemented a plan to reduce core general and administrative expenses in 2002. Certain reductions took effect at January 1, 2002 and other reductions have been made or are anticipated over the course of the year, if needed.

      Interest expense payable in cash increased by $34,000 as a result of the bridge financing discussed in Recent Events above. See third quarter review above for a discussion of stock offering costs and amortization of financing costs.

Liquidity and Capital Resources

      Cash Balance, Working Capital and Cash Flows from Operating Activities

      Fortune reported negative cash flow of $486,000 from its operating activities during the first nine months of 2002 compared to positive cash flow of $376,000 during the same 2001 period. Before considering the effect of changes in operating assets and liabilities, cash flow was a negative $690,000 during the first nine months of 2002 compared to $2,000 during the same 2001 period. As discussed above, lower production and lower oil and gas prices account for this significant decrease in cash flow. Fortune is attempting to reverse this negative trend in cash flow by seeking to invest its capital resources in successful exploration and development projects.

      Analysis of changes in selected liquidity measures -

                                                As of
                                     ----------------------------
                                     September 30,  December 31,      Percent
                                          2002          2001          Change
                                     -------------  -------------  -------------
      Cash balance                   $      64,000  $     507,000      (87)%
      Restricted joint venture cash         23,000              -
      Net working capital                 (615,000)       397,000
      Long-term debt                     2,598,000      2,295,000       13 %


      In February 2002, Fortune and PrimeEnergy, the co-operators of the new onshore exploration program, each deposited $287,500 into a joint venture cash account. These funds are being used to fund the initial program expenditures.

      See "Issues and Uncertainties" below for a discussion of Fortune's liquidity constraints.

      Analysis of cash flow from operating activities follows -

                                                Three months ended
                                                   September 30,
                                              ----------------------    Percent
                                                 2002        2001       Change
                                              ----------  ----------  ----------
      Cash flow from operations before changes
        in operating assets and liabilities   $ (246,000) $ (231,000)       -
      Adjustment for change in operating
         assets and liabilities                  101,000      70,000       44%
                                              ----------  ----------
      Cash flow from operating activities     $ (145,000) $ (161,000)      10%
                                              ==========  ==========


      Lower costs offset lower revenues for the third quarter of 2002 versus the same 2001 period.

                                                 Nine months ended
                                                   September 30,
                                              ----------------------    Percent
                                                 2002        2001       Change
                                              ----------  ----------  ----------

      Cash flow from operations before changes
        in operating assets and liabilities   $ (690,000) $   (2,000)     N/M
      Adjustment for change in operating
         assets and liabilities                  204,000     378,000      (46)%
                                              ----------  ----------
      Cash flow from operating activities     $ (486,000) $  376,000
                                              ==========  ==========

      For the first nine months of 2002, cost decreases were insufficient to offset the significantly lower revenues versus 2001.

      Cash Used in Investing Activities - Capital Expenditures

      Expenditures for oil and gas properties for the first nine months of 2002 were $778,000 compared to $584,000 for the same period in 2001.

      The 2002 expenditures include primarily:

      - exploration costs attributable to the new onshore exploration program;
      - drilling and completing the successful La Rosa C-12 and C-8 wells;
      - drilling and completing the successful Yarrow Prospect Stephens #1 well; and
      -     drilling the unsuccessful Gamble Gully GU #6 well #1.

      The 2001 expenditures include primarily:

      - drilling and completing the successful Brooks #3 well at Cadiz prospect;
      - drilling and completing the successful Gamble Gully GU #5 well #1;
      - land, seismic and well cost for the unsuccessful West Point well;
      -     the multiple well recompletion program at La Rosa; and
      - seismic interpretation costs and delay rentals at Espiritu Santo Bay and La Rosa.


Oil and Gas Prices

      Conditions outside of our control influence the prices we receive for oil and gas. Currently, Gulf Coast spot prices are approximately $26.00 per barrel for oil and $3.80 per MCF for gas.

Critical Accounting Policies

      The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the financial statements and accompanying notes.
Note 1 to Fortune's financial statements in its annual report on Form 10-KSB for the year ended December 31, 2001 describes the significant accounting policies and methods Fortune uses to prepare its financial statements. In some instances, accounting principles allow alternative accounting treatment for similar transactions or activities. Management must choose from these alternate accounting principles and apply them consistently between periods. Estimates Fortune uses in its financial statements include, but are not limited to:

      o  value of proved reserves
      o  value of unevaluated oil and gas properties
      o  quantities of proved reserves
      o value of stock options or warrants issued for services, financing or other purposes.

      Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements. Furthermore, adherence to these accounting policies could result in significant fluctuations in Fortune's earnings.

      We report our operations using the full-cost method of accounting for oil and gas properties. Under these rules, all exploration and development costs are capitalized. The net capitalized costs of properties may not exceed a "ceiling" limit of the tax-effected present value of estimated future net revenues from proved reserves, discounted at 10%, plus the lower of cost or estimated fair market value of unevaluated properties. This requires calculating future revenues at the unescalated prices in effect as of the end of each fiscal quarter. The calculation of future net revenues from proved reserves requires Fortune to estimate, among other things, the future annual production rates of proved reserves, the future costs to produce and abandon those reserves and the life of proved reserves. Although Fortune uses a firm of independent petroleum engineers to determine these estimates, there is no assurance that they will prove to be accurate over time.

       A write down is required if the net capitalized costs of the properties exceed the ceiling limit. The risk that we will be required to write down the carrying value of our properties increases when oil and gas prices are depressed or unusually volatile, when the estimated fair market value of unevaluated properties declines, when estimates of proved reserve quantities or production rates decline or when future cost estimates increase. For example, we recognized $2.2 million of impairments in 2001. As a result of continued volatile oil and gas prices, we may incur future impairments.

      Fortune follows the intrinsic value method of accounting for stock option grants. However, Fortune's stock option plans provide for reducing the stock option exercise price to par value ($0.01 per share) in the event of a change of control of Fortune not approved by its board of directors. This change of control provision requires Fortune to follow variable accounting for its stock options while they are outstanding. Under variable accounting, increases in Fortune's stock price above the option exercise price as of the end of each quarter will result in an expense equal to the excess of the stock price over the exercise price multiplied by the number of such options. If Fortune's stock price subsequently decreases, the expense will be all or partially reversed. Variable accounting for stock options may result in significant fluctuations in Fortune's quarterly operating results.

      From time-to-time Fortune issues stock purchase warrants for professional services, financings or refinancings or other purposes. Fortune estimates the value of these warrants based upon the estimated value of the consideration received by Fortune, the warrant strike price, the warrant term, Fortune's stock price at the date of issuance, the expected holding period of the warrant, the estimated volatility of Fortune's stock price, the liquidity of Fortune's stock, the dilutive effect of other Fortune common stock equivalents, the estimated marketability of the warrants and other factors. Once the valuation is recorded in Fortune's financial statements it is not reversed if the warrants later expire unexercised. The estimation of these valuation factors is inherently imprecise.

Issues and Uncertainties

      Some of the issues, uncertainties and risk factors that may affect Fortune are described below.

      Liquidity Constraints. Fortune is currently experiencing negative cash flow from operations. Fortune is required to make quarterly interest payments in the amount of $68,850 on its $2,295,000 of 12% convertible notes. These payments are due each January 1, April 1, July 1 and October 1 that the notes are outstanding. Eighteen of 22 note holders who represent $56,850 of the quarterly interest payment agreed to defer their April 1, 2002 interest payment for one year in exchange for a one year extension of certain of their common stock purchase warrants. The same number and interest amount also agreed to defer their July 1, 2002 payment until October 1, 2002 in exchange for an additional warrant extension and a reduction in their note conversion price. In October 2002, Fortune requested an extension until October 1, 2003 of the interest payment due October 1, 2002, including previously deferred amounts, in exchange for another reduction in the conversion price of the 12% notes. Fortune has informed the 12% note holders that if they do not defer their interest payment, and Fortune is unable to find alternative sources of funding, there is a real possibility that Fortune will need to seek the protection of the bankruptcy courts. As of November 13, 2002, Fortune has received written acceptances from note holders holding $1,395,000 (61.8%) of the notes and representing $83,700 of the interest due October 1, 2002. The other note holders are still considering the offer.

      It is possible that Fortune will not be able to meet subsequent interest payment obligations. If we fail to pay interest on the $2,295,000 convertible notes, the entire balance could become due and payable upon written notice from a majority of the note holders.

      Fortune's $254,000 of bridge loans include $135,000 that is due November 15, 2002 and $119,000 that is overdue. These bridge loans are secured by Fortune's Cadiz Field. The lender of the overdue $119,000 loan has begun foreclosure proceedings on the Cadiz Field. Fortune is attempting to sell the property and repay the loans. The net cash flow from the well is currently being paid to the bridge lender who has begun foreclosure proceedings to reduce the principal amount of the loan.

      The Cadiz Field represented 26% and 8% of Fortune's discounted present value of future net revenues from total proved developed producing reserves and total proved reserves, respectively, as of December 31, 2001. The field also accounted for $42,000 (11%) and $2,000 (2%) of Fortune's revenues net of operating costs during the first nine months of 2002 and the third quarter of 2002, respectively. There is no assurance that Fortune will be successful in selling the property for an amount equal to or in excess of all of the $254,000 of bridge loans secured by the property. Fortune is currently attempting to negotiate an extension of the November 15, 2002 due date.

      Substantially all of Fortune's remaining producing and non-producing properties are pledged to its long-term financing under the new credit agreement. The credit agreement currently requires Fortune to reduce the outstanding portion of the reserve note by $147,000 over the next 12 months, beginning March 1, 2003. A default on this debt could result in Fortune losing substantially all of its income producing assets.

      Fortune has other liabilities and payables that are due over the short-term and that exceed Fortune's current cash and accounts receivable. These liabilities include $35,800 borrowed from certain officers/directors to complete the Yarrow Prospect successful exploratory well and that are secured by Fortune's interest the Yarrow Prospect.

      Fortune's viability as a going concern is dependent on raising sufficient capital to meet our debt obligations and fund our future operations. It is very difficult for small-cap energy companies to raise additional funds because of the recent volatility of the oil and gas industry and stock market conditions. However, our liquidity concerns have been somewhat mitigated by executing the credit agreement discussed in note 5 to the financial statements included herein. No assurance can be given that our efforts at raising capital will cure our liquidity concerns.

      Our need for working capital may affect our level of participation in various projects. Investment in oil and gas exploration requires the commitment of substantial amounts of capital over significant periods of time. For the three-year period ended December 31, 2001, Fortune spent approximately $1.7 million in its oil and gas exploration, development and acquisition activities. Through the first nine months of 2002, we incurred an additional $778,000 of oil and gas expenditures. Under the new onshore exploration program we expect to fund certain expenditures during the first twelve months of the program estimated to be from $1.5 million to $3.0 million to Fortune's working interest. Subsequent expenditures are also expected to be significant. In addition, from time to time Fortune receives proposals to participate in development and exploratory wells or other projects on owned as well as non-owned properties. Fortune expects to be presented with proposals for development wells and/or exploratory wells at its Espiritu Santo Bay and LaRosa properties, as well as on prospects generated through the onshore exploration program. At Fortune's current rate of negative cash flow, we may not be able to participate in such operations at our current working interest levels.

      Our need to raise funds. If we are unable to raise additional funds or we do not have substantial early success in our drilling program, we may not have sufficient capital to conduct all of our planned activities in the onshore exploration program. Our current funds may be too small to allow us to maximize the potential return on our investment and may not permit Fortune to participate at its full working interest level. This may have an adverse effect on Fortune's expected return from the program.

      Risks associated with the Onshore Exploration Program. Fortune has acquired a 25% working interest in the onshore exploration program and will be a co-operator of any properties acquired and prospect drilled through the program. The other operator, PrimeEnergy Management Corporation, has a right to withdraw from the program under certain circumstances, including if Fortune fails to raise at least $3,000,000 of net proceeds for oil and gas exploration. Such a withdrawal would not affect Fortune's interest in or its right to continue participation in the program. It would mean, however, that Fortune might be required to assume Prime's monthly payment of approximately $22,000 due to Cymraec for operating overhead under the terms of the exploration agreement until a replacement partner is found to undertake Prime's financial responsibilities.

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

      Our oil and gas reserves are depleting assets. Fortune's future cash flow and income are highly dependent on our ability to find or acquire additional reserves to replace those currently producing. We are not adding reserves at present at the pace at which they are being produced. Fortune's Cadiz Field, which contributed $2,000 of net cash flow during the third quarter of 2002, is collateral for bridge loans, one of which is currently in default. The net cash flow from the field is currently being paid to the lender whose loan is in default. The Gamble Gully property, which contributed $7,000 of net cash flow during the third quarter of 2002, was sold on September 30, 2002 for $44,000 on an installment basis. Without adding additional reserves in the future, our oil and gas reserves and production will decline.

      Fortune's estimates of proved reserves and future net revenue may not be accurate. Fortune's proved reserve data represent estimates that may prove to be incorrect over time. The accuracy of any reserve estimate is a function of available data and of engineering and geological interpretation and judgment. The estimates are based upon certain assumptions about future production levels, future drilling, future oil and gas prices and future operating costs, some or all of which will likely change over time. Although Fortune uses a firm of independent petroleum engineers to determine these estimates, there is no assurance that they will prove to be accurate over time. Estimates and classifications of the economically recoverable oil and gas reserves by different engineers or by the same engineers at different times may vary substantially. Certain of Fortune's proved reserves have a short production history and approximately 54% of Fortune's proved reserves as of December 31, 2001 were undeveloped. Undeveloped reserves require significant expenditures of capital before production can commence. Estimates of undeveloped reserves and those with a short production history are inherently more uncertain than estimates of producing reserves with a long production history.

      Our revenue is dependent upon a limited number of producing wells. During the third quarter of 2002, Fortune derived approximately 23% of its revenues from one well, South Timbalier Block 76. A significant curtailment or loss of production from this well for a prolonged period before we could replace it could have a material adverse effect on our projected operating results and financial condition. The South Timbalier Block 76 well was shut-in from October 1, 2002 to November 12, 2002 as a result of damage to the platform caused by Hurricane Lili.

      Fortune is dependent on operators, consultants and partners over whom it has little control. Historically, we have been dependent on other oil and gas companies to conduct operations in a prudent, competent, and timely manner on our properties. Although we are actively involved in project evaluations, we often have little or no control over the manner or timing of such operations. If the operator is not prudent, we could incur additional costs to conduct remedial procedures and could lose our investment in a property altogether. Because we employ a variety of technological approaches to our geological, geophysical, and engineering evaluation of properties and projects, we rely heavily on outside consultants for their expertise. Fortune has no long-term agreements with such consultants, all of whom are available to other oil and gas companies, including our competitors. In the current environment of volatile oil and gas prices, our partners may determine that projects previously agreed upon are no longer economically feasible. If this were to occur, projects could be delayed or cancelled completely. If, on the other hand, projects are accelerated because of high oil and gas prices, Fortune may not have the capital resources to participate. We are seeking to eliminate or significantly reduce this risk by becoming the operator in the new onshore exploration program and adding Ronald Nowak as Fortune's President and Chief Operating Officer effective January 1, 2002.

      Certain of the accounting policies followed by Fortune may result in significant fluctuations in earnings. See "Critical Accounting Policies" for a discussion of accounting policies followed by Fortune that could cause significant earnings fluctuations

      There are uninsured risks in our operations that could cause material losses. The operators of our projects are required to carry insurance against certain risks of oil and gas operations. We normally pay our proportionate share of the premiums for such insurance and are named as an additional insured under the policy. In addition to such insurance, we also carry insurance against operating risks such as pollution control and blowouts. However, we may not be fully insured against all risks because such insurance is not available, is not affordable, or losses may exceed policy limits.

      Our business could be materially and adversely affected if we lose the services of our two key officers. We depend primarily on the abilities and continued participation of our two key employees, Tyrone J. Fairbanks, our Chairman and Chief Executive Officer, and Ronald P. Nowak, our President and Chief Operating Officer. The loss of either Mr. Fairbanks or Mr. Nowak could have a material adverse effect on our operations. In an effort to reduce the risk, we have entered into employment agreements with Messrs. Fairbanks and Nowak that contain termination provisions upon the occurrence of certain events. As of the date hereof none of these events have occurred. We also have obtained $500,000 of key man life insurance on the life of Mr. Fairbanks.

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

      The number of shares eligible for future sale could potentially dilute the price of Fortune stock. At October 31, 2002, 16,772,891 shares of our common stock were outstanding, of which 3,488,652 shares were "restricted securities" as that term is defined in Rule 144 under the Securities Act. The remainder are freely tradable. At that date, we also had outstanding options and private warrants to acquire approximately 10,102,000 shares of common stock that, if all were exercised, would result in proceeds to Fortune of approximately $8,762,000. At October 31, 2002, we also had $2,295,000 of notes convertible into up to 5,099,995 shares of common stock, if all of the remaining note holders agree to the deferment of their October 1, 2002 interest payment. At that date Fortune also had Series A preferred stock outstanding that was convertible into 742,857 shares of common stock. The issuance of substantial additional shares or sales of substantial amounts of the common stock in the public market could adversely affect the market price of Fortune's common stock.

      The number of additional warrants issuable to the lenders on the bridge and other short-term financing is 135,820. These warrants will entitle the warrant holders to acquire an equivalent number of common shares.

      Additional dilution may result if Fortune is successful raising more capital to repay its bridge financing and fund its new exploration program.

      Additional factors. Additional factors that apply generally to the oil and gas industry but that could cause actual events to vary from those discussed in this annual report include: new or revised interpretations of governmental or environmental regulations; discharge of environmentally hazardous substances in connection with our operations; inability to obtain critical supplies, equipment, personnel and consultants.

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

ITEM 3.  Controls and Procedures

      Fortune's management, including the Chairman of the Board (who serves as Fortune's principal executive officer and Chief Financial Officer), has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chairman of the Board, in his capacity as the principal executive officer and Chief Financial Officer, concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chairman of the Board, in his capacity as the principal executive officer and Chief Financial Officer, completed his evaluation.

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

      None

ITEM 2.  Change in Securities

      None

ITEM 3.  Defaults Upon Senior Securities

      Fortune's bridge loans included a $125,000 loan that was due August 19, 2002. This loan is currently in default and the lender has begun foreclosure proceedings on the Cadiz Field, the collateral for this loan. The Cadiz Field also collateralizes the other $135,000 of bridge loans that are due November 15, 2002. Fortune is attempting to sell the property and repay the loans. The net revenue from the Cadiz Field is currently being paid to the bridge lender who began foreclosure proceedings, resulting in a remaining loan balance due this lender as of September 30, 2002 of $119,000.

ITEM 4.  Submission of Matters to a Vote of Securities Holders

      The annual meeting of shareholders of Fortune was held September 12, 2002. A report on Form 8-K was filed with the Securities and Exchange Commission on September 13, 2002 to report the results of this meeting.

ITEM 5.  Other Information

      None

ITEM 6.  Exhibits and Reports on Form 8-K

      (a)  EXHIBITS

           Exhibit No.    Description
           -----------    -----------

              10.1* Form of 10% Secured promissory Note dated August 19, 2002 between Registrant and certain members of Fortune's board of directors.

              99.1* Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              99.2* Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)  REPORTS ON FORM 8-K / 8K-A

      A report on Form 8-K was filed with the Securities and Exchange Commission on August 20, 2002 to report Fortune's press release announcing its first discovery in its Texas Onshore Exploration Program.

      A report on Form 8-K was filed with the Securities and Exchange Commission on September 13, 2002 to report to results of Fortune's annual meeting held September 12, 2002.

      A report on Form 8-K was filed with the Securities and Exchange Commission on September 17, 2002 to report Fortune's press release announcing Fortune's agreement with a private lender.


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




                                 By: /s/ Ronald P. Nowak
                                     --------------------------------------
                                     Ronald P. Nowak
                                     President and Chief Operating Officer



Date:  November 14, 2002

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Fortune Natural Resources Corporation (the "Registrant") on form 10-QSB for the quarterly period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Tyrone J. Fairbanks, Chairman of the Board of Directors and Chief Executive Officer of the Registrant, certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

1. I have reviewed this quarterly report on Form 10-QSB of Fortune Natural Resources Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Tyrone J. Fairbanks
----------------------------------
Tyrone J. Fairbanks
Chairman of the Board of Directors
and Chief Executive Officer

Date:  November 14, 2002

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Fortune Natural Resources Corporation the ("Registrant") on Form 10-QSB for the quarterly period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Tyrone J. Fairbanks, Chief Financial Officer of the Registrant, certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

1. I have reviewed this quarterly report on Form 10-QSB of Fortune Natural Resources Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/ Tyrone J. Fairbanks
----------------------------------
Tyrone J. Fairbanks
Chief Financial Officer

Date:  November 14, 2002